Form 10QSB
period 1996-03-31
TURBOCHEF INC
filed 1996-05-15
CIK 916545

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

- - --------------------------------------------------------------------------------
(Mark One)
   X
- - --------   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

- - --------   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

             For the transition period from__________to__________

- - --------------------------------------------------------------------------------
                     Commission File Number:      0-23478
                                                -----------

                                TURBOCHEF, INC.
       (Exact name of small business issuer as specified in its charter)

           Delaware                                           48-1100390
- - -------------------------------                         ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification Number)

                         10500 Metric Drive, Suite 128
                              Dallas, Texas 75243
                         -----------------------------

                                (214) 341-9471
                -----------------------------------------------
                (Issuer's telephone number including area code)

- - --------------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                  Yes  X   No
                                     ____    ____

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 3, 1996: 12,868,078

                                TURBOCHEF, INC.
                                  FORM 10-QSB

                               Table of Contents


Part I   Financial Information                                             Page
- - ------   ---------------------                                             ----

Item 1   Financial Statements

           Balance Sheets as of March 31, 1996 and December 31,              3
           1995

           Statements of Operations for the three months ended               4
           March 31, 1996 and 1995

           Statement of Stockholders' Equity for the three months            5
           ended March 31, 1996

           Statements of Cash Flows for the three months ended               6
           March 31, 1996 and 1995

           Notes to Financial Statements                                     7

Item 2   Management's Discussion and Analysis or Plan of Operation           9


Part II  Other Information
- - -------  -----------------

Item 1   Legal Proceedings                                                  13

Item 2   Changes in Securities                                              13

Item 3   Defaults Upon Senior Securities                                    13

Item 4   Submission of Matters to a Vote of Security Holders                13

Item 5   Other Information                                                  13

Item 6   Exhibits and Reports on Form 8-K                                   13

Part I - Item 1 FINANCIAL STATEMENTS


                                TURBOCHEF, INC.

                                Balance Sheets

                                                       March 31,         December 31,
                                                       ---------         ------------
                                                         1996                 1995
                                                       ---------         ------------
                   Assets                             (Unaudited)            (Note)
                   ------
Current assets:
   Cash                                             $  1,027,868          $   642,883
   Accounts receivable                                   207,999              572,299
   Inventories                                           347,503              539,083
   Prepaid expenses                                       64,474               98,782
                                                    ------------          -----------
          Total current assets                         1,647,844            1,853,047

Property and equipment:
   Leasehold Improvements                                 37,818               37,818
   Furniture and fixtures                                 59,370               56,360
   Equipment                                             312,849              305,718
                                                    ------------          -----------
                                                         410,037              399,896
   Less accumulated depreciation                        (174,259)            (154,330)
                                                    ------------          -----------
          Net property and equipment                     235,778              245,566

Deferred offering costs                                  183,057               48,529
Other assets                                             105,672               70,728
                                                    ------------          -----------
                                                    $  2,172,351          $ 2,217,870
                                                    ============          ===========

            Liabilities and Stockholders' Equity
            ------------------------------------

Current liabilities:
   Notes payable to stockholders                    $    285,000          $   285,000
   Accounts payable                                      555,508              404,293
   Accrued expenses                                       70,671               35,314
   Sales deposits                                        175,150               45,250
                                                    ------------          -----------
          Total current liabilities                    1,086,329              769,857

Stockholders' equity:
   Common stock, $.01 par value. Authorized
          20,000,000 shares. Issued 12,868,078
          and 12,867,078                                 128,681              128,671
   Additional paid-in capital                         10,995,024           10,992,534
   Accumulated deficit                               (10,037,683)          (9,673,192)
                                                    ------------          -----------
          Total stockholders' equity                   1,086,022            1,448,013
                                                    ------------          -----------
                                                    $  2,172,351          $ 2,217,870
                                                    ============          ===========

Note: The balance sheet at December 31,1995 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

                See accompanying notes to financial statements.

                                TURBOCHEF, INC.

                           Statements of Operations
                                  (UNAUDITED)

                                                          Three Months Ended March 31,
                                                        -----------------------------------
                                                              1996                1995
                                                        ----------------     --------------
Net sales                                                    $ 1,048,888         $  165,398
Other revenues                                                     5,120                  -
                                                             -----------         ----------
        Total revenues                                         1,054,008            165,398

Costs and expenses:
   Cost of goods sold                                            796,431             132,917
   Research and development expenses                             120,116             146,160
   Selling, general and administrative expenses                  498,904             384,401
   Interest expense, net                                           3,048              21,587
                                                             -----------         -----------
       Total costs and expenses                                1,418,499             685,065
                                                             -----------         -----------


       Net loss                                              $  (364,491)        $  (519,667)
                                                             ===========         ===========

       Loss per common share                                 $     (0.03)        $     (0.04)
                                                             ===========         ===========

       Weighted average number of common
        shares and common share
        equivalents outstanding                               12,867,375          11,943,825
                                                             ===========         ===========

                See accompanying notes to financial statements.

                                TURBOCHEF, INC.

                       Statement of Stockholders' Equity
                                  (UNAUDITED)

                                Shares of                      Additional
                                  Common         Common         Paid-In          Accumulated
                                  Stock          Stock          Capital            Deficit           Total
                              ---------------------------------------------------------------------------------
Balance, December 31, 1995      12,867,078       $128,671     $10,992,534        $ (9,673,192)      $1,448,013
Exercise of stock options            1,000             10           2,490                   -            2,500
Net loss                                 -              -               -            (364,491)        (364,491)
                              --------------------------------------------------------------------------------
Balance, March 31, 1996         12,868,078       $128,681 $   $10,995,024 $      $(10,037,683) $    $1,086,022
                              =================================================================================

                See accompanying notes to financial statements.

                                TURBOCHEF, INC.

                           Statements of Cash Flows
                                  (UNAUDITED)

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                             1996           1995
                                                                         ------------    ------------
Cash flows from operating activities:
   Net loss                                                               $ (364,491)      $ (519,667)
   Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
         Depreciation and amortization                                        22,165           18,540
         Interest added to principal                                               -           14,032
         Decrease (increase) in accounts receivable                          364,300          (24,628)
         Decrease (increase) in inventories                                  191,580          116,414
         Decrease in prepaid expenses                                         34,308            9,173
         Increase (decrease) in accounts payable                             151,215          (11,080)
         Increase (decrease) in accrued expenses                              35,357           (1,424)
         Increase in sales deposits                                          129,900                -
                                                                          ----------       ----------
               Net cash provided by (used in) operating activities           564,334         (398,640)
                                                                          ----------       ----------

Cash flows from investing activities:
   Purchase of equipment                                                     (10,141)               -
   Additions to intangibles                                                  (37,180)               -
                                                                          ----------       ----------
               Net cash used in investing activities                         (47,321)               -
                                                                          ----------       ----------

Cash flows from financing activities:
   Proceeds from note payable                                                      -          140,000
   Proceeds from notes payable to stockholders                               285,000                -
   Repayment of note payable to stockholder                                 (285,000)          (7,490)
   Exercise of stock options                                                   2,500                -
   Deferred offering costs                                                  (134,528)               -
                                                                          ----------       ----------
               Net cash (used in) provided by financing activities          (132,028)         132,510
                                                                          ----------       ----------

Net increase (decrease) in cash                                              384,985        (266,130)
Cash at beginning of period                                                  642,883         617,495
                                                                          ----------       ---------
Cash at end of period                                                     $1,027,868       $ 351,365
                                                                          ==========       =========

                See accompanying notes to financial statements.

                                TURBOCHEF, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 March 31, 1996

1. The consolidated financial statements of TurboChef, Inc. (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and have not been examined by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The December 31, 1995 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The Company believes that the disclosures contained herein, when read in conjunction with the financial statements and notes included in the Company's Annual Report for the fiscal year ended December 31, 1995 on Form 10-KSB, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included in the aforementioned Form 10-KSB. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

   Although the Company has historically incurred significant losses, the Company expects to generate future cash flows from the sale of commercial ovens, and a future equity financing. On March 29, 1996, the Company filed a registration statement with the Securities and Exchange Commission in connection with the proposed public offering of 700,000 shares of its common stock. The Company anticipates, based on its currently proposed plans and assumptions relating to its operations (including assumptions regarding the progress of its research and development efforts and its ability to reduce oven production costs) that the proceeds of the proposed offering, together with its current cash and cash equivalent balances and anticipated revenues from operations, will be sufficient to fund its operations and satisfy its contemplated capital requirements for at least 24 months following the consummation of the proposed offering. In the event that the Company's plans change, or its assumptions change or prove to be incorrect, or if the proceeds of the proposed offering, cash balances and anticipated revenues otherwise prove to be insufficient, the Company would be required to revise its plan of operations (which revision would include a significant reduction in operating costs) and/or seek additional financing prior to the end of such period. In the event that the proposed public offering is not successful and other sources prove to be insufficient, two officers, who are major shareholders of the Company, have agreed to provide financial support as required to enable the Company to meet its obligations through June 1997.

2. Loss per share is determined based on weighted average number of common and dilutive common equivalent shares outstanding during each period. Stock options were antidilutive during each period.

   Giving effect to the March 15, 1995 conversion of a note payable to stockholder and related accrued interest of $1,144,730 into 457,892 shares of common stock would not have materially affected loss per share for the three month period ended March 31, 1995.

3. On December 29, 1995, the Company effected a two-for-one stock split. The stock split has been reflected in all periods reported upon in the financial statements and, accordingly, all applicable dollar, share and per share amounts have been restated to reflect the stock split.

4. On March 15, 1995, pursuant to an agreement between the majority stockholder and the Company, outstanding indebtedness and accrued interest aggregating $1,144,730 to such stockholder was exchanged for 457,892 shares of common stock of the Company. In addition, the stockholder received an option to purchase 600,000 shares of the common stock of the Company at $2.50 per share. The option price was greater than the market price of the Company's common stock on the date of the grant. The options have a five year term and became exercisable on March 15, 1996.

5. In November 1994, the Company and Acadia International Limited, a corporation incorporated under the laws of the British Virgin Islands ("Acadia"), entered into an agreement to jointly develop a new consumer-operated TurboChef oven (the Model E-1 TurboChef oven) for use in retail locations (the "Acadia Agreement"). Pursuant to the Acadia Agreement, Acadia committed to invest up to $1,200,000 in the Model E-1 project, over a period of 16 months, for which it was ultimately to receive between a 20% and 30% (depending on various circumstances) ownership interest in AcadiaChef, Inc. ("AcadiaChef"), the entity formed in connection with this joint venture to commercialize the proposed Model E-1 oven. Each of the Company and Acadia had the option, however, of terminating the Acadia Agreement prior to such time, whereupon Acadia's investment would be returned to it pursuant to certain agreed upon terms, as outlined below, and its interest in AcadiaChef and the E-1 project would be eliminated. As of March 31, 1995, the Company had completed an initial prototype of the Model E-1 TurboChef oven and Acadia had invested a total of $350,000 in the project pursuant to the terms of the Acadia Agreement. The Company elected at such time to terminate its arrangement with Acadia. Pursuant to the terms of the Acadia Agreement, upon such termination, Acadia had the option of (i) having its investment returned to it, plus interest accrued thereon at the rate of 10% per annum, in cash and receiving an option to purchase 350,000 shares of Common stock at $1.50 per share (the market price of the Common Stock on the date of the Acadia Agreement), or
   (ii) having its investment returned to it, without interest, in the form of Common Stock, i.e. converting the principal amount of its investment into 233,334 shares of Common Stock, based on a conversion rate of $1.50 per share, and receiving an option to purchase 525,000 shares of Common Stock at $2.50 per share. Instead, the Company was able to reach an agreement with Acadia in June 1995, with an effective date of March 31, 1995, whereby Acadia converted its $350,000 investment, foregoing the accrued interest thereon, into an aggregate of 233,334 shares of Common Stock and received the Acadia Option to purchase 262,500 shares of Common Stock at $2.50 per share.

6. On March 15, 1995, Jeffrey B. Bogatin, the Chairman of the Board and a principal stockholder of the Company, exchanged outstanding indebtedness and accrued interest thereon, in the aggregate amount of $1,144,730, for 457,892 shares of Common Stock (a conversion rate of $2.50 per share) and, in connection with such exchange, also received an option to purchase 600,000 shares of Common Stock at $2.50 per share. The established conversion and option exercise prices were approximately 74% above the market price of the Company's Common Stock on the date of the transaction.

7. In June 1995, Mr. Bogatin, together with Philip R. McKee, a principal stockholder and the President and Chief Executive Officer of the Company, made contributions to the capital of the Company in the aggregate amount of $1,000,000. Mr. Bogatin exercised options to purchase 80,000 shares of Common Stock at $2.50 per share, for total proceeds to the Company of $200,000, and Mr. McKee purchased 118,518 shares of restricted Common Stock from the Company at $6.75 per share, for total proceeds to the Company of $800,000.

8. During December 1995, Mr. Bogatin made an additional $300,000 contribution to the capital of the Company by exercising options to purchase 120,000 shares of Common Stock at $2.50 per share, and Mr. McKee advanced to the Company the sum of $285,000. The note issued to Mr. McKee evidencing such borrowing bore interest at the rate of 6.5% per annum and was repaid in full (an aggregate of $288,139, including accrued interest) on February 28, 1996.

9. On March 30, 1996, Mr. Bogatin and Mr. McKee loaned the Company the sums of $200,000 and $85,000, respectively. These loans are evidenced by promissory notes bearing interest at the rate of 6.5% per annum. Each of these notes is payable upon demand. These loans were made to satisfy certain eligibility requirements in order for the Company's Common Stock to continued to be listed on the NASDAQ SmallCap Market ("NASDAQ").

PART I - ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   GENERAL

   Although the Company was organized in April 1991, it was not until March 1994 that it began the initial commercial introduction of the Model D-1 TurboChef oven, its first commercial product, and not until June 1995 that it entered into a purchase contract with Whitbread PLC ("Whitbread"), its first major contract, and commenced shipment of its Model D-2 TurboChef oven. Prior to such time, the Company was engaged primarily in research and development, limited production operations and test marketing of prototype ovens. As a result, to date, the Company has generated limited revenues and incurred substantial operating losses since its inception. The Company anticipates that it will continue to incur significant operating expenses in the future, including in connection with the Company's ongoing development activities relating to new product applications for its proprietary foodservice technologies, the training and set-up of additional third-party manufacturing sources and the continued implementation of the Company's marketing plans. The Company's future profitability will thus depend upon, among other things, corresponding increases in revenues from operations to offset these expenditures.

   On March 29, 1996, the Company filed a registration statement with the Securities and Exchange Commission in connection with the proposed public offering of 700,000 shares of its Common Stock

   The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

   RESULTS OF OPERATIONS

   Revenues for the three months ended March 31, 1996 were $1,054,008, an increase of $888,610, or 537%, when compared to revenues of $165,398 for the three months ended March 31, 1995. This increase is primarily attributable to greater oven unit sales to Whitbread during 1996. During the first eight months of 1995, ovens were only sold to small accounts and on a test basis to chain accounts. Additional revenues recognized in the three months ended March 31, 1996 were $5,120 received from the licensing of the Company's proprietary dough-setting process.

   Cost of sales for the three months ended March 31, 1996 was $796,431, an increase of $663,514 when compared to $132,917 for cost of sales for the three months ended March 31, 1995. This increase is consistent with greater oven unit sales.

   Gross profit on sales for the three months ended March 31, 1996 increased 677% or $219,976 to $252,457 when compared to gross profit on sales of $32,481 during the three months ended March 31, 1995. The increase is a result of the increase in oven unit sales, primarily to Whitbread.

   Gross margin for the three months ended March 31, 1996 was 24% of sales compared to 20% for the three months ended March 31, 1995. The percentage increase is primarily attributable to a reduced per unit manufacturing cost as a result of increased production volume and cost reduction programs implemented during the fourth quarter of 1995. The margin increase is partially offset by the reduced oven unit selling price offered to Whitbread for a significant quantity of ovens, as compared to the higher oven unit selling on small quantity purchases during the prior year period.

   Research and development expenses for the quarter ended March 31, 1996 decreased 18%, or $26,044, to $120,116 from research and development expenses of $146,160 for the quarter ended March 31, 1995. This decrease is primarily attributable to reduced salary levels and lower prototype parts costs, partially offset by an increase in outside research engineering costs associated with the development of the home version of the TurboChef oven.

   Selling, general and administrative expenses for the quarter ended March 31, 1996 increased 30%, or $114,503, to $498,904 from comparable expenses of $384,401 for the same period in 1995. This increase is attributable to staff additions, additional travel associated with the Company's international customers, the establishment of a service warranty reserve as a result of increasing oven sales and the addition of a marketing and sales consultant.

   Interest expense net of interest income for the three months ended March 31, 1996 decreased $18,539, or 86%, to $3,048 from $21,587 for the three months ended March 31, 1995. The decrease is attributable to reduced average borrowing levels, as a result of approximately $1,100,000 of outstanding indebtedness and accrued interest to the majority stockholder of the Company being exchanged for 457,892 shares of Common Stock in March 1995.

   As a result, for the three months ended March 31, 1996, the Company incurred a net loss of $364,491 compared to a net loss of $519,667 for the same period in 1995.

   LIQUIDITY AND CAPITAL RESOURCES

   The Company's capital requirements in connection with its product and technology development and marketing efforts have been and will continue to be significant. In addition, capital is required to operate and expand the Company's operations. Since its inception, the Company has been substantially dependent on loans and capital contributions from its principal stockholders, private placements of its securities and the proceeds from the initial public offering of common stock in April 1994 ("the April 1994 IPO") to fund its activities.

   At March 31, 1996, the Company had working capital of $561,515 as compared to working capital of $1,083,190 at December 31, 1995. The $521,675 working capital decrease from December 31, 1995 resulted primarily from the operating loss of $364,491 incurred by the Company during the three months ended March 31, 1996 and the $134,528 in deferred offering costs associated with the proposed public offering. For the three months ended March 31, 1996 accounts receivable turnover improve to 9.9 from 8.1 during the three months ended March 31, 1995 as a result of the Company adopting more favorable payment terms with Whitbread.

   Cash provided by operating activities was $564,334 for the three months ended March 31, 1996 as compared to cash used in operating activities of $398,640 for the three months ended March 31, 1995 for an increase of $962,974. The increase is a result of a $155,176 decrease in operating losses, a decrease in accounts receivable of $364,300, a $151,215 increase in accounts payable and the receipt of a sales deposit of $129,900. Cash used in investing activities for the three months ended March 31, 1996 was $47,321 as a result of equipment purchases and patent costs. Cash used in financing activities was $132,028 for the three months ended March 31, 1996, which represents primarily the costs incurred by the Company relating to the proposed public offering, repayment of a note payable to a stockholder, offset by the proceeds from notes payable to two stockholders. At March 31, 1996, the Company had cash of $1,027,868, compared to cash of $642,883 at December 31, 1995.

   In April 1994, the Company consummated the April 1994 IPO, pursuant to which the Company sold 2,600,000 shares of Common Stock for aggregate net proceeds to the Company (after deducting underwriting discounts and commissions and other expenses of the offering) of $5,237,007, of which approximately $1,360,000 was utilized for the repayment of debt.

   In November 1994, the Company and Acadia International Limited, a corporation incorporated under the laws of the British Virgin Islands ("Acadia"), entered into an agreement to jointly develop a new consumer-operated TurboChef oven (the Model E-1 TurboChef oven) for use in retail locations (the "Acadia Agreement"). Pursuant to the Acadia Agreement, Acadia committed to invest up to $1,200,000 in the Model E-1 project, over a period of 16 months, for which it was ultimately to receive between a 20% and 30% (depending on various circumstances) ownership interest in AcadiaChef, Inc. ("AcadiaChef"), the entity formed in connection with this joint venture to commercialize the proposed Model E-1 oven. Each of the Company and Acadia had the option, however, of terminating the Acadia Agreement prior to such time, whereupon Acadia's investment would be returned to it pursuant to certain agreed upon terms, as outlined below, and its interest in AcadiaChef and the E-1 project would be eliminated. As of March 31, 1995, the

   Company had completed an initial prototype of the Model E-1 TurboChef oven and Acadia had invested a total of $350,000 in the project pursuant to the terms of the Acadia Agreement. The Company elected at such time to terminate its arrangement with Acadia. Pursuant to the terms of the Acadia Agreement, upon such termination, Acadia had the option of (i) having its investment returned to it, plus interest accrued thereon at the rate of 10% per annum, in cash and receiving an option to purchase 350,000 shares of Common stock at $1.50 per share (the market price of the Common Stock on the date of the Acadia Agreement), or (ii) having its investment returned to it, without interest, in the form of Common Stock, i.e. converting the principal amount of its investment into 233,334 shares of Common Stock, based on a conversion rate of $1.50 per share, and receiving an option to purchase 525,000 shares of Common Stock at $2.50 per share. Instead, the Company was able to reach an agreement with Acadia in June 1995, with an effective date of March 31, 1995, whereby Acadia converted its $350,000 investment, foregoing the accrued interest thereon, into an aggregate of 233,334 shares of Common Stock and received the Acadia Option to purchase 262,500 shares of Common Stock at $2.50 per share.

   On March 15, 1995, Jeffrey B. Bogatin, the Chairman of the Board and a principal stockholder of the Company, exchanged outstanding indebtedness and accrued interest thereon, in the aggregate amount of $1,144,730, for 457,892 shares of Common Stock (a conversion rate of $2.50 per share) and, in connection with such exchange, also received an option to purchase 600,000 shares of Common Stock at $2.50 per share. The established conversion and option exercise prices were approximately 74% above the market price of the Company's Common Stock on the date of the transaction.

   In June 1995, Mr. Bogatin, together with Philip R. McKee, a principal stockholder and the President and Chief Executive Officer of the Company, made contributions to the capital of the Company in the aggregate amount of $1,000,000. Mr. Bogatin exercised options to purchase 80,000 shares of Common Stock at $2.50 per share, for total proceeds to the Company of $200,000, and Mr. McKee purchased 118,518 shares of restricted Common Stock from the Company at $6.75 per share, for total proceeds to the Company of $800,000.

   During December 1995, Mr. Bogatin made an additional $300,000 contribution to the capital of the Company by exercising options to purchase 120,000 shares of Common Stock at $2.50 per share, and Mr. McKee advanced to the Company the sum of $285,000. The note issued to Mr. McKee evidencing such borrowing bore interest at the rate of 6.5% per annum and was repaid in full (an aggregate of $288,139, including accrued interest) on February 28, 1996.

   On March 30, 1996, Mr. Bogatin and Mr. McKee loaned the Company the sums of $200,000 and $85,000, respectively. These loans are evidenced by promissory notes bearing interest at the rate of 6.5% per annum. Each of these notes is payable on demand. These loans were made to satisfy certain eligibility requirements in order for the Company's Common Stock to continue to be listed on NASDAQ.

   The Company currently utilizes its own existing capital resources to finance its operations. However, the Company is dependent on a proposed equity offering of 700,000 shares of common stock or other financing to expand its operations, including, among other things, to continue its product development activities and marketing efforts and to set-up additional third-party production operations for the manufacture of the Company's ovens. The Company anticipates, based on its currently proposed plans and assumptions relating to its operations (including assumptions regarding the progress of its research and development efforts and its ability to reduce oven production costs) that the proceeds of the proposed offering, together with its current cash and cash equivalent balances and anticipated revenues from operations, will be sufficient to fund its operations and satisfy its contemplated capital requirements for at least 24 months following the consummation of the proposed offering. In the event that the Company's plans change, or its assumptions change or prove to be incorrect, or if the proceeds of the proposed offering, cash balances and anticipated revenues otherwise prove to be insufficient, the Company would be required to revise its plan of operations (which revision would include a significant reduction in operating costs) and/or seek additional financing prior to the end of such period. Other than a commitment from Messrs. Bogatin and McKee to provide financial support (if and as required) to enable the Company to meet its obligations through June 1997, the Company has no current arrangements with respect to, or sources of, additional financing. There can thus be no assurance that additional financing will be available to the Company, if and when needed, on commercially reasonable terms, or at all.

   Although the Company intends to use a substantial portion of the proceeds of the proposed offering to implement the next phase of its business strategy in an effort to expand its current level of operations and grow the Company's business, the Company's future performance will be subject to a number of business factors, including those beyond the Company's control, such as economic downturns and evolving industry needs and preferences, as well as to the level of the Company's competition and the ability of the Company to successfully market its products and effectively monitor and control its costs. There can thus be no assurance that the Company will be able to successfully implement the next phase of its business strategy, that its rate of revenue growth will continue in the future or that it will ever be able to achieve profitable operations.

PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS

     None

Item 2 - CHANGE IN SECURITIES

     None

Item 3 - DEFAULTS UPON SENIOR SECURITIES

     None

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

Item 5 - OTHER INFORMATION

     None

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit
(a)  Number         Description of Document
     -------        -----------------------

     10.1   Promissory Note dated March 30, 1996 issued to Jeffrey B. Bogatin.

     10.2   Promissory Note dated March 30, 1996 issued to Philip R. McKee.

     11 Statement re: Computation of Per Share Earnings (not required because the relevant computations can be clearly determined from material contained in the financial statements included herein).

(b) No reports on Form 8-K were filed during the quarterly period ended March 31, 1996.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TURBOCHEF, INC.



May 9, 1996              /s/  Philip R. McKee
                         -------------------------------------------------
                         Philip R. McKee
                         President, Chief Executive Officer
                         (Principal Executive Officer)



May 9, 1996              /s/  Dennis J. Jameson
                         -------------------------------------------------
                         Dennis J. Jameson
                         Executive Vice President, Chief Financial Officer
                         (Principal Financial Officer)

                               INDEX OF EXHIBITS


Exhibit No.   Description
- - -----------   -----------

10.1          Promissory Note dated March 30, 1996 issued to Jeffrey B. Bogatin.

10.2          Promissory Note dated March 30, 1996 issued to Philip R. McKee.