Form 10QSB
period 1996-06-30
TURBOCHEF INC
filed 1996-08-14
CIK 916545

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 1O-QSB

- - --------------------------------------------------------------------------------
(Mark One)

    X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- - -------- ACT OF 1934

                 For the quarterly period ended June 30, 1996

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- - -------- ACT OF 1934

           For the transition period from  __________ TO __________

- - --------------------------------------------------------------------------------

                       Commission File Number:   0-23478
                                                 -------


                                TURBOCHEF, INC.
       (Exact name of small business issuer as specified in its chanter)

         Delaware                                           48-1100390
         --------                                           ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)


                         10500 Metric Drive, Suite 128
                              Dallas, Texas 75243
                   (Address of principal executive offices)


                                (214) 341-9471
                (lssuer's telephone number including area code)

- - --------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 1 3 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety DAYS.

                           Yes  X   No
                               ---     ---

State the number of shares outstanding of each of the issuer's classes of common
equity as of the latest practicable date:          August 9,1996  13,730,723

                                TURBOCHEF, INC.
                                  FORM 1O-QSB

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I  FINANCIAL INFORMATION
ITEM 1  Financial Statements

            Balance Sheets as of June 30, 1996 and December 3l,           3
            1995

            Statements of Operations for the three months and six         4
            months ended June 30, 1996 and 1995

            Statement of Stockholders' Equity for the six months          5
            ended June 30, 1996.

            Statements of Cash Flows for the six months ended             6
            June 30, 1996 and 1995

            Notes to Financial Statements                                 7

Item 2  Management's Discussion and Analysis or Plan of Operation         8

PART II Other Information

Item 1  Legal Proceedings                                                13

Item 2  Changes in Securities                                            13

Item 3  Defaults Upon Senior Securities                                  13

Item 4  Submission of Matters to a Vote of Security Holders              13

Item 5  Other Information                                                13

Item 6  Exhibits and Reports on Form 8-K                                 13


PART I - ITEM 1 FINANCIAL STATEMENTS

                                TURBOCHEF, INC.

                                 BALANCE SHEETS

                                    JUNE 30,    DECEMBER 31,
                                  -----------   ------------
                                      1996          1995
                                  -----------   ------------
        ASSETS                    (UNAUDITED)      (NOTE)
        ------

CURRENT ASSETS:
 Cash and cash equivalents        $ 10,332,356   $   642,883
 Accounts receivable                   366,620       572,299
 Inventories                           441,438       539,083
 Prepaid expenses                      101,549        98,782
                                  ------------   -----------
   Total current assets             11,241,963     1,853,047

Property and equipment:
 Leasehold Improvements                 52,542        37,818
 Furniture and fixtures                 61,183        56,360
 Equipment                             332,597       305,718
                                  ------------   -----------
                                       446,322       399,896
 Less accumulated depreciation        (194,188)     (154,330)
                                  ------------   -----------
   Net property and equipment          252,134       245,566

Deferred offering costs                      -        48,529
Other assets                           107,532        70,728

                                  ------------   -----------
                                  $ 11,601,629   $ 2,217,870
                                  ============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------

Current liabilities:
  Notes payable to stockholders   $          -   $   285,000
  Accounts payable                     416,899       404,293
  Accrued expenses                     105,188        35,314
  Sales deposits                        89,650        45,250
                                  ------------   -----------
     Total current liabilities         611,737       769,857

Stockholders' equity:
  Common stock, $.01 par value.
    Authorized 20,000,000 shares.
    Issued 13,670,078 and
    12,867,078                         136,701       128,671
  Additional paid-in capital        21,323,321    10,992,534
  Accumulated deficit              (10,470,130)   (9,673,192)
                                  ------------   -----------
     Total stockholders' equity     10,989,892     1,448,013

                                  ------------   -----------
                                  $ 11,601,629   $ 2,217,870
                                  ============   ===========

Note: The balance sheet at December 31,1995 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

                See accompanying notes to financial statements.

                                TURBOCHEF, INC.

                           STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                  THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                 -----------------------------     -----------------------------
                                                      1996           1995               1996          1995
                                                 -------------   -------------     -------------   -------------

Revenues:
 Net sales                                        $   941,161     $    42,555       $ 1,990,049     $   207,953
 Other revenue                                          3,000          60,000             8,120          60,000
                                                  -----------     -----------       -----------     -----------
                                                      944,161         102,555         1,998,169         267,953

Costs and expenses:
 Cost of goods sold                                   693,284          28,915         1,489,715         161,832
 Research and development expenses                    174,878          75,393           294,994         221,553
 Selling, general and administrative expenses         523,018         348,100         1,021,922         732,501
 Interest (income) expense, net                       (14,572)          1,207           (11,524)         22,794
                                                  -----------     -----------       -----------     -----------
  Total costs and expenses                          1,376,608         453,615         2,795,107       1,138,680
                                                  -----------     -----------       -----------     -----------

    Net loss                                      $  (432,447)    $  (351,060)      $  (796,938)    $  (870,727)
                                                  ===========     ===========       ===========     ===========

    Loss per common share                         $     (0.03)    $     (0.03)      $     (0.06)    $     (0.07)
                                                  ===========     ===========       ===========     ===========

    Weighted average number of common
       shares and common share
       equivalents outstanding                     12,991,265      12,349,178        12,929,320      12,147,622
                                                  ===========     ===========       ===========     ===========

                See accompanying notes to financial statements.

                                TURBOCHEF, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                                     SHARES OF             ADDITIONAL
                                      COMMON     COMMON      PAID-IN     ACCUMULATED
                                       STOCK      STOCK      CAPITAL       DEFICIT         TOTAL
                                     --------------------------------------------------------------
Balance, December 31,1995            12,867,078  $128,671  $10,992,534   $ (9,673,192)  $ 1,448,013
Exercise of stock options                 1,000        10        2,490              -         2,500
Net proceeds from public offering
 June1996 ($15.00 per share)            800,000     8,000   10,300,487              -    10,308,487
Sale of warrants June 1996                    -         -           80              -            80
Stock issued as compensation to
 a member of the Board of
 Directors                                2,000        20       27,730              -        27,750
Net loss                                      -         -            -       (796,938)     (796,938)
                                     ----------  --------  -----------   ------------   -----------
Balance, June 30,1996                13,670,078  $136,701  $21,323,321   $(10,470,130)  $10,989,892
                                     ==========  ========  ===========   ============   ===========

                See accompanying notes to financial statements.

                                TURBOCHEF, INC.

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                           SIX MONTHS ENDED JUNE 30,
                                                          -------------------------
                                                              1996         1995
                                                          ------------  -----------

Cash flows from operating activities:
 Net loss                                                 $  (796,938)  $ (870,727)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                              44,279       37,080
    Interest added to principal                                     -       21,070
    Decrease (increase) in accounts receivable                205,679      (10,332)
    Decrease in inventories                                    97,645      138,335
    Decrease in prepaid expenses                               24,983        1,427
    Decrease (increase) in other assets                         2,070         (189)
    Increase (decrease) in accounts payable                    12,606      (43,762)
    Increase (decrease) in accrued expenses                    69,874      (10,276)
    Increase in sales deposits                                 44,400       60,000
                                                          -----------   ----------
     Net cash used in operating activities                   (295,402)    (677,374)
                                                          -----------   ----------

Cash flows from investing activities:
 Purchase of equipment                                        (46,426)           -
 Additions to intangibles                                     (43,295)           -
                                                          -----------   ----------
        Net cash used in investing activities                 (89,721)           -
                                                          -----------   ----------

Cash flows from financing activities:
 Proceeds from note payable                                         -      140,000
 Proceeds from notes payable to stockholders                  285,000            -
 Repayment of notes payable to stockholders                  (570,000)     (21,232)
 Exercise of stock options                                      2,500      200,000
 Issuance of common stock                                           -      800,000
 Proceeds from public offering                             12,000,000            -
 Proceeds from sale of warrants                                    80            -
 Offering costs                                            (1,642,984)           -
                                                          -----------   ----------

       Net cash provided by financing activities           10,074,596    1,118,768
                                                          -----------   ----------

Net increase in cash and cash equivalents                   9,689,473      441,394
Cash and cash equivalents at beginning of period              642,883      617,495
                                                          -----------   ----------
Cash and cash equivalents at end of period                $10,332,356   $1,058,889
                                                          ===========   ==========

                See accompanying notes to financial statements.

                                TURBOCHEF, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 June 30, 1996

1. The financial statements of TurboChef, Inc. (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and have not been examined by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The December 31, 1995 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The Company believes that the disclosures contained herein, when read in conjunction with the financial statements and notes included in the Company's Annual Report for the fiscal year ended December 31, 1995 on Form 10-KSB, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included in the aforementioned Form 10-KSB. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2. Loss per share is determined based on weighted average number of common and dilutive common equivalent shares outstanding during each period. Stock options were antidilutive during each period.

    Giving effect to the March 15, 1995 conversion of a note payable to stockholder and related accrued interest of $1,144,730 into 457,892 shares of common stock would not have materially affected loss per share for the six month period ended June 30, 1995.

3. In June 1996 the Company consummated an underwritten public offering ("the June 1996 Offering") of 800,000 shares of its common stock resulting in aggregate proceeds of approximately $10,308,000, net of the underwriter's discount and other offering costs.

4. On December 29, 1995, the Company effected a two-for-one stock split. The stock split has been reflected in all periods reported upon in the financial statements and, accordingly, all applicable dollar, share and per share amounts have been restated to reflect the stock split.

5. On March 15, 1995, pursuant to an agreement between the majority stockholder and the Company, outstanding indebtedness and accrued interest aggregating $1,144,730 to such stockholder was exchanged for 457,892 shares of common stock of the Company. In addition, the stockholder received an option to purchase 600,000 shares of the common stock of the Company at $2.50 per share. The option price was greater than the market price of the Company's common stock on the date of the grant. The options have a five year term and became exercisable on March 15, 1996.

6. In November 1994, the Company and Acadia International Limited, a corporation incorporated under the laws of the British Virgin Islands ("Acadia"), entered into an agreement to jointly develop a new consumer-operated TurboChef oven (the Model E-1 TurboChef oven) for use in retail locations (the "Acadia Agreement"). Pursuant to the Acadia Agreement, Acadia committed to invest up to $1,200,000 in the Model E-1 project, over a period of 16 months, for which it was ultimately to receive between a 20% and 30% (depending on various circumstances) ownership interest in AcadiaChef, Inc. ("AcadiaChef"), the entity formed in connection with this joint venture to commercialize the proposed Model E-1 oven. Each of the Company and Acadia had the option, however, of terminating the Acadia Agreement prior to such time, whereupon Acadia's investment would be returned to it pursuant to certain agreed upon terms, as outlined below, and its interest in AcadiaChef and the E-1 project would be eliminated. As of March 31, 1995, the Company had completed an initial prototype of the Model E-1 TurboChef oven and Acadia had invested a total of $350,000 in the project pursuant to the terms of the Acadia Agreement. The Company elected at such time to terminate its arrangement with Acadia. Pursuant to the terms of the Acadia Agreement, upon such termination, Acadia had the option of (i) having its investment returned to it, plus interest accrued thereon at the rate of 10% per annum, in cash and receiving an option to purchase 350,000 shares of Common stock at $1.50 per share (the market price of the Common Stock on the date of the Acadia Agreement), or (ii) having its investment returned to it, without interest, in the form of Common Stock, i.e. converting the principal amount of its investment into 233,334 shares of Common Stock, based on a conversion rate of $1.50 per share, and receiving an option to purchase 525,000 shares of Common Stock at $2.50 per share. Instead, the Company was able to reach an agreement with Acadia in June 1995, with an effective date of March 31, 1995, whereby Acadia converted its $350,000 investment, foregoing the accrued interest thereon, into an aggregate of 233,334 shares of Common Stock and received the Acadia Option to purchase 262,500 shares of Common Stock at $2.50 per share.

7. On March 15, 1995, Jeffrey B. Bogatin, the Chairman of the Board and a principal stockholder of the Company, exchanged outstanding indebtedness and accrued interest thereon, in the aggregate amount of $1,144,730, for 457,892 shares of Common Stock (a conversion rate of $2.50 per share) and, in connection with such exchange, also received an option to purchase 600,000 shares of Common Stock at $2.50 per share. The established conversion and option exercise prices were approximately 74% above the market price of the Company's Common Stock on the date of the transaction.

8. In June 1995, Mr. Bogatin, together with Philip R. McKee, a principal stockholder and the President and Chief Executive Officer of the Company, made contributions to the capital of the Company in the aggregate amount of $1,000,000. Mr. Bogatin exercised options to purchase 80,000 shares of Common Stock at $2.50 per share, for total proceeds to the Company of $200,000, and Mr. McKee purchased 118,518 shares of restricted Common Stock from the Company at $6.75 per share, for total proceeds to the Company of $800,000.

9. During December 1995, Mr. Bogatin made an additional $300,000 contribution to the capital of the Company by exercising options to purchase 120,000 shares of Common Stock at $2.50 per share, and Mr. McKee advanced to the Company the sum of $285,000. The note issued to Mr. McKee evidencing such borrowing bore interest at the rate of 6.5% per annum and was repaid in full (an aggregate of $288,139, including accrued interest) on February 28, 1996.

10. On March 30, 1996, Mr. Bogatin and Mr. McKee loaned the Company the sums of $200,000 and $85,000, respectively. These loans were evidenced by promissory notes bearing interest at the rate of 6.5% per annum. Each of these notes was payable upon demand. These loans were made to satisfy certain eligibility requirements in order for the Company's Common Stock to continue to be listed on the NASDAQ SmallCap Market ("NASDAQ"). These notes were repaid in full (an aggregate of $288,796, including accrued interest) prior to the consummation of the June 1996 Offering.

PART I - ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    GENERAL

    Although the Company was organized in April 1991, it was not until March 1994 that it began the initial commercial introduction of the Model D-1 TurboChef oven, its first commercial product, and not until June 1995 that it entered into a purchase contract with Whitbread PLC ("Whitbread'), its first major contract, and commenced shipment of its Model D-2 TurboChef oven. Prior to such time, the Company was engaged primarily in research and development, limited production operations and test marketing of prototype ovens. As a result, to date, the Company has generated limited revenues and incurred substantial operating losses since its inception. The Company anticipates that it will continue to incur significant operating expenses in the future, including in connection with the Company's ongoing development activities relating to new product applications for its proprietary foodservice technologies, the training and set-up of additional third-party manufacturing sources and the continued implementation of the Company's marketing plans. The Company's future profitability will thus depend upon, among other things, corresponding increases in revenues from operations to offset these expenditures.

    The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

 RESULTS OF OPERATIONS:

 THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995
 -----------------------------------------------------------------------------

    Revenues for the three months ended June 30, 1996 were $944,161, an increase of $841,606, when compared to revenues of $102,555 for the three months ended June 30, 1995. This increase is primarily attributable to greater oven unit sales to Whitbread during 1996. During the first eight months of 1995, ovens were only sold to small accounts and on a test basis to chain accounts. The 1995 revenues include $60,000 from a customer of the Company for adopting and/or modifying the TurboChef oven to meet the customer's unique requirements.

    Cost of sales for the three months ended June 30, 1996 was $693,284, an increase of $664,369 when compared to $28,915 for cost of sales for the three months ended June 30, 1995. This increase is consistent with greater oven unit sales.

    Gross profit on sales for the three months ended June 30, 1996 increased $237,237 to $250,877 when compared to gross profit on sales of $13,640 during the three months ended June 30, 1995. The increase is a result of the increase in oven unit sales, primarily to Whitbread.

    Gross margin for the three months ended June 30, 1996 was 27% of sales compared to 32% for the three months ended June 30, 1995. The percentage decrease is attributable primarily to a reduced oven unit selling price offered to Whitbread for a significant quantity of ovens, as compared to the higher oven unit selling price on small quantity purchases during the prior year period. The margin decrease is partially offset by a reduced per unit manufacturing cost as a result of increased production volume and cost reduction programs implemented during the fourth quarter of 1995.

    Research and development expenses for the quarter ended June 30, 1996 increased 132%, or $99,485, to $174,878 from research and development expenses of $75,393 for the quarter ended June 30, 1995. This increase is primarily attributable to increased salary and outside engineering costs and higher parts costs associated with development of the prototype of the residential version of the TurboChef oven.

    Selling, general and administrative expenses for the quarter ended June 30, 1996 increased 50%, or $174,918, to $523,018 from comparable expenses of $348,100 for the same period in 1995. This increase is attributable to staff additions, additional travel associated with the Company's international customers, the establishment of a service warranty reserve as a result of increasing oven sales and the addition of a marketing and sales consultant.

    Net interest income for the three months ended June 30, 1996 was $14,572, an increase of $15,779 from net interest expense of $1,207 for the three months ended June 30, 1995. The increase is primarily attributable to the income received on the investment of the net proceeds from the June 1996 Offering.

    As a result, for the three months ended June 30, 1996, the Company incurred a net loss of $432,447 compared to a net loss of $351,060 for the same period in 1995.

 SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995
 -------------------------------------------------------------------------

    Revenues for the six months ended June 30, 1996 were $1,998,169, an increase of $1,730,216, when compared to revenues of $267,953 for the six months ended June 30, 1995. This increase is primarily attributable to greater oven unit sales to Whitbread during 1996. During the first eight months of 1995, ovens were only sold to small accounts and on a test basis to chain accounts. The 1995 revenues include $60,000 received from a customer of the Company for adopting and/or modifying the TurboChef oven to meet the customer's unique requirements.

    Cost of sales for the six months ended June 30, 1996 was $1,489,715, an increase of $1,327,883 when compared to $161,832 for cost of sales for the six months ended June 30, 1995. This increase is consistent with greater oven unit sales.

    Gross profit on sales for the six months ended June 30, 1996 increased $454,213 to $500,334 when compared to gross profit on sales of $46,121 during the six months ended June 30, 1995. The increase is a result of the increase in oven unit sales, primarily to Whitbread.

    Gross margin for the six months ended June 30, 1996 was 25% of sales compared to 22% for the six months ended June 30, 1995. The percentage increase is primarily attributable to a reduced per unit manufacturing cost as a result of increased production volume and cost reduction programs implemented during the fourth quarter of 1995. The margin increase is partially offset by the reduced oven unit selling price offered to Whitbread for a significant quantity of ovens, as compared to the higher oven unit selling on small quantity purchases during the prior year period.

    Research and development expenses for the six months ended June 30, 1996 increased 33%, or $73,441, to $294,994 from research and development expenses of $221,553 for the six months ended June 30, 1995. This increase is primarily attributable to increased salary and outside engineering costs and higher parts costs associated with development of the prototype of the residential version of the TurboChef oven.

    Selling, general and administrative expenses for the six months ended June 30, 1996 increased 40%, or $289,421, to $1,021,922 from comparable expenses of $732,501 for the same period in 1995. This increase is attributable to staff additions, additional travel associated with the Company's international customers, the establishment of a service warranty reserve as a result of increasing oven sales and the addition of a marketing and sales consultant partially offset by reduced public relations costs.

    Net interest income for the six months ended June 30, 1996 was $11,524, an increase of $34,318 from net interest expense of $22,794 for the six months ended June 30, 1995. The increase is primarily attributable to the income received on the investment of the net proceeds from the June 1996 Offering and reduced average borrowing levels, as a result of approximately $1,100,000 of outstanding indebtedness and accrued interest to the majority stockholder of the Company being exchanged for 457,892 shares of Common Stock in March 1995.

    As a result, for the six months ended June 30, 1996, the Company incurred a net loss of $796,938 compared to a net loss of $870,727 for the same period in 1995.

 LIQUIDITY AND CAPITAL RESOURCES

    The Company's capital requirements in connection with its product and technology development and marketing efforts have been and will continue to be significant. In addition, capital is required to operate and expand the Company's operations. Since its inception, the Company has been substantially dependent on loans and capital contributions from its principal stockholders, private placements of its securities, the proceeds from the initial public offering of common stock in April 1994 ( "the April 1994 IPO") and the June 1996 Offering to fund its activities.

    At June 30, 1996, the Company had working capital of $10,630,226 as compared to working capital of $1,083,190 at December 31, 1995. The $9,547,036 working capital increase from December 31, 1995 resulted primarily from the net proceeds received from the June 1996 Offering of $10,357,016 offset by the operating loss of $796,938 incurred by the Company during the six months ended June 30, 1996. For the six months ended June 30, 1996, accounts receivable turnover improved to 10.9 from 6.7 during the six months ended June 30, 1995 as a result of the Company adopting more favorable payment terms with Whitbread. Pursuant to the terms of the Whitbread Contract, amounts are due within seven days of the invoice date, which is the date of shipment.

    Cash used in operating activities was $295,402 for the six months ended June 30, 1996 as compared to cash used in operating activities of $677,374 for the six months ended June 30, 1995 for a decrease of $381,972. The decrease is a result of a $73,789 decrease in operating losses, a decrease in accounts receivable of $216,011 and a $136,518 increase in accounts payable and accrued expenses. Cash used in investing activities for the six months ended June 30, 1996 was $89,721 as a result of equipment purchases and patent costs. Cash provided by financing activities was $10,074,596 for the six months ended June 30, 1996, which represents primarily the net proceeds from the June 1996 Offering of $10,357,016 and the proceeds from notes payable to stockholders of $285,000, offset by the repayment of notes payable to stockholders of $570,000. At June 30, 1996, the Company had cash and cash equivalents of $10,332,356, compared to cash and cash equivalents of $642,883 at December 31, 1995.

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

    On March 30, 1996, Mr. Bogatin and Mr. McKee loaned the Company the sums of $200,000 and $85,000, respectively. These loans were evidenced by promissory notes bearing interest at the rate of 6.5% per annum. Each of these notes was payable on demand. These loans were made to satisfy certain eligibility requirements in order for the Company's Common Stock to continue to be listed on NASDAQ. These notes were repaid in full (an aggregate of $288,796, including accrued interest) prior to the consummation of the June 1996 Offering.

    In June 1996 the Company consummated an underwritten public offering of 800,000 shares of its common stock resulting in aggregate proceeds of approximately $10,308,000, net of the underwriter's discount and other offering costs.

    The Company plans to utilize the proceeds from the June 1996 Offering to expand its operations, including, among other things, to continue its product development activities and marketing efforts and to set-up additional third-party production operations for the manufacture of the Company's ovens. The Company anticipates, based on its currently proposed plans and assumptions relating to its operations (including assumptions regarding the progress of its research and development efforts and its ability to reduce oven production costs) that its current cash and cash equivalent balances and anticipated revenues from operations, will be sufficient to fund its operations and satisfy its contemplated capital requirements for at least the next two years. In the event that the Company's plans change, or its assumptions change or prove to be incorrect, or cash balances and anticipated revenues otherwise prove to be insufficient, the Company would be required to revise its plan of operations (which revision would include a significant reduction in operating costs) and/or seek additional financing prior to the end of such period. Other than a commitment from Messrs. Bogatin and McKee to provide financial support (if and as required) to enable the Company to meet its obligations through June 1997, the Company has no current arrangements with respect to, or sources of, additional financing. There can thus be no assurance that additional financing will be available to the Company, if and when needed, on commercially reasonable terms, or at all.

    Although the Company intends to use a substantial portion of the proceeds of the June 1996 Offering to implement the next phase of its business strategy in an effort to expand its current level of operations and grow the Company's business, the Company's future performance will be subject to a number of business factors, including those beyond the Company's control, such as economic downturns and evolving industry needs and preferences, as well as to the level of the Company's competition and the ability of the Company to successfully market its products and effectively monitor and control its costs. There can thus be no assurance that the Company will be able to successfully implement the next phase of its business strategy, that its rate of revenue growth will continue in the future or that it will ever be able to achieve profitable operations.

PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS

    None

Item 2 - CHANGE IN SECURITIES

    None

Item 3 - DEFAULTS UPON SENIOR SECURITIES

    None

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's Proxy Statement, dated May 24, 1996 for the Annual Meeting of Stockholders held on June 18, 1996 as filed with the Securities and Exchange Commission on April 29, 1996, is incorporated by reference.

    a. The Annual Meeting of Stockholders of the Company was held on June 18, 1996.

    b. Each of the management's nominees, as described in the Proxy Statement above, was elected a director to hold office until the next annual meeting of the stockholders or until his successor is elected or qualified.

        Number of affirmative        Number of negative
             votes cast                  votes cast
        ---------------------        ------------------

             11,323,484                      630
             ----------                      ---

    c.  The following matter was also voted upon at the meeting and approved.

        A proposal to ratify the appointment of KPMG Peat Marwick as the Company's independent public accountants for the 1996 fiscal year.

        Number of affirmative         Number of abstain
             votes cast                  votes cast
        ---------------------         -----------------
             11,312,314                    11,800
             ----------                    ------

Item 5 - OTHER INFORMATION

    None

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit
    (a)  Number                 Description of Document
         ------                 -----------------------

        10.1 Amendment No. 1 dated as of June 12, 1996 to the Warrant Agreement between the Company and Whale Securities Co., L.P. dated as of April 14, 1994.

        10.2            Letter Agreement between the Company and Joseph F.
                        Fogliano dated June 26, 1996.

        11 Statement re: Computation of Per Share Earnings (not required because the relevant computations can be clearly determined from material contained in the financial statements included herein).

    (b) No reports on Form 8-K were filed during the quarterly period ended June 30, 1996.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TURBOCHEF, INC.


August 13, 1996                         /s/  Philip R. McKee
                                        -----------------------------------
                                        Philip R. McKee
                                        President, Chief Executive Officer
                                        (Principal Executive Officer)


August 13, 1996                         /s/  Dennis J. Jameson
                                        -----------------------------------
                                        Dennis J. Jameson
                                        Executive Vice President, Chief
                                        Financial Officer (Principal Financial
                                        Officer)

                               INDEX OF EXHIBITS


Exhibit No.     Description
- - -----------     -----------

10.1 Amendment No. 1 dated as of June 12, 1996 to the Warrant Agreement between the Company and Whale Securities Co., L.P. dated as of April 14, 1994.

10.2 Letter Agreement between the Company and Joseph F. Fogliano dated June 26, 1996.