Form 10QSB
period 1996-09-30
TURBOCHEF INC
filed 1996-11-14
CIK 916545

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

--------------------------------------------------------------------------------

(Mark One)
    X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----------  EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ---------- EXCHANGE ACT OF 1934

             For the transition period from           to
                                           -----------  ----------

--------------------------------------------------------------------------------

                       Commission File Number:  0-23478
                                               ---------

                                TURBOCHEF, INC.
       (Exact name of small business issuer as specified in its charter)

           Delaware                                             48-1100390
-------------------------------                          -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number

                         10500 Metric Drive, Suite 128
                              Dallas, Texas 75243
                   ----------------------------------------
                   (Address of principal executive offices)

                                (214) 341-9471
                -----------------------------------------------
                (Issuer's telephone number including area code)

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

                                Yes  X   No
                                    ---     ---

State the number of shares outstanding of each of the issuer's classes of common
equity as of the latest practicable date:    November 1, 1996    13,745,578

                                TURBOCHEF, INC.
                                  FORM 10-QSB

                               Table of Contents

                                                                            Page
                                                                            ----

Part I   Financial Information

Item 1   Financial Statements

           Balance Sheets as of September 30, 1996 and December 31, 1995       3

           Statements of Operations for the three months and nine months
           ended September 30, 1996 and 1995                                   4

           Statement of Stockholders' Equity for the nine months ended
           September 30, 1996.                                                 5

           Statements of Cash Flows for the nine months ended
           September 30, 1996 and 1995                                         6

           Notes to Financial Statements                                       7

Item 2   Management's Discussion and Analysis or Plan of Operation             8


Part II  Other Information

Item 1   Legal Proceedings                                                    13

Item 2   Changes in Securities                                                13

Item 3   Defaults Upon Senior Securities                                      13

Item 4   Submission of Matters to a Vote of Security Holders                  13

Item 5   Other Information                                                    13

Item 6   Exhibits and Reports on Form 8-K                                     13

Part I - Item 1 FINANCIAL STATEMENTS


                                TURBOCHEF, INC.

                                Balance Sheets

                                                       September 30,  December 31,
                                                       -------------  ------------
                                                           1996           1995
                                                           ----           ----
                Assets                                 (Unaudited)       (Note)
                ------
Current assets:
   Cash and cash equivalents                            $ 1,944,516     $   642,883
   Accounts receivable                                      216,852         572,299
   Inventories                                              688,596         539,083
   Prepaid expenses                                         204,410          98,782
   Marketable securities                                  7,366,506               -
                                                        -----------     -----------
          Total current assets                           10,420,880       1,853,047

Property and equipment:
   Leasehold Improvements                                    58,616          37,818
   Furniture and fixtures                                   105,926          56,360
   Equipment                                                349,651         305,718
                                                        -----------     -----------
                                                            514,193         399,896
   Less accumulated depreciation                           (206,984)       (154,330)
                                                        -----------     -----------
          Net property and equipment                        307,209         245,566

Deferred offering costs                                           -          48,529
Other assets                                                107,439          70,728
                                                        -----------     -----------
                                                        $10,835,528     $ 2,217,870
                                                        ===========     ===========

    Liabilities and Stockholders' Equity
    ------------------------------------

Current liabilities:
   Notes payable to stockholders                        $         -    $    285,000
   Accounts payable                                         447,309         404,293
   Accrued expenses                                          53,376          35,314
   Sales deposits                                            76,000          45,250
                                                        -----------     -----------
          Total current liabilities                         576,685         769,857

Stockholders' equity:
   Common stock, $.01 par value. Authorized 20,000,000
          shares. Issued 13,745,578 and 12,867,078          137,456         128,671
   Additional paid-in capital                            21,493,138      10,992,534
   Accumulated deficit                                  (11,208,509)     (9,673,192)
   Note receivable                                         (163,242)              -
                                                        -----------     -----------
          Total stockholders' equity                     10,258,843       1,448,013
                                                        -----------     -----------
                                                        $10,835,528     $ 2,217,870
                                                        ===========     ===========

Note: The balance sheet at December 31, 1995 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

                See accompanying notes to financial statements.

                                TURBOCHEF, INC.

                           Statements of Operations
                                  (UNAUDITED)


                                             Three Months Ended September 30,      Nine Months Ended September 30,
                                             --------------------------------      -------------------------------
                                                   1996              1995                1996            1995
                                                   ----              ----                ----            ----
Revenues:
   Net sales                                 $     264,236      $   294,830         $  2,254,285     $    502,783
   Other revenue                                         -            5,000                8,120           65,000
                                             -------------      -----------         ------------      -----------
                                                   264,236          299,830            2,262,405          567,783

Costs and expenses:
   Cost of goods sold                              202,286         245,587             1,692,001          407,419
   Research and development expenses               156,183          80,716               451,177          302,269
   Selling, general and administrative
     expenses                                      774,012         373,963             1,795,934        1,106,464
   Interest (income) expense, net                 (129,866)         (3,594)             (141,390)          19,200
                                             -------------      -----------         ------------      -----------
       Total costs and expenses                  1,002,615         696,672             3,797,722        1,835,352
                                             -------------      -----------         ------------      -----------

          Net loss                           $    (738,379)     $ (396,842)         $ (1,535,317)    $ (1,267,569)
                                             =============      ===========         ============      ===========

          Loss per common share              $       (0.05)     $    (0.03)         $      (0.12)    $      (0.10)
                                             =============      ===========         ============      ===========

          Weighted average number of
            common shares and common share
            equivalents outstanding             13,732,708       12,747,078           13,199,071       12,349,636
                                             =============      ===========         ============      ===========

                See accompanying notes to financial statements.

                                TURBOCHEF, INC.

                       Statement of Stockholders' Equity
                                  (UNAUDITED)

                                     Shares of                  Additional
                                      Common         Common      Paid-In      Accumulated       Note
                                       Stock          Stock      Capital        Deficit      Receivable     Total
                                   -----------------------------------------------------------------------------------
Balance, December 31, 1995         12,867,078      $128,671    $10,992,534   $(9,673,192)   $       -     $ 1,448,013
Exercise of stock options              76,500            765       180,285             -     (163,242)         17,808
Net proceeds from public offering
  June 1996 ($15.00 per share)        800,000          8,000     10,292,509             -           -       10,300,509
Sale of warrants June 1996                  -              -             80             -           -               80
Stock issued as compensation to
  a member of the Board of
  Directors                             2,000             20         27,730             -           -           27,750
Net loss                                    -              -              -    (1,535,317)          -       (1,535,317)
                                   -----------------------------------------------------------------------------------
Balance, September 30, 1996        13,745,578       $137,456    $21,493,138  $(11,208,509)   $(163,242)    $10,258,843
                                   ===================================================================================

                See accompanying notes to financial statements.

                                TURBOCHEF, INC.

                           Statements of Cash Flows
                                  (UNAUDITED)

                                                                 Nine Months Ended September 30,
                                                                 -------------------------------
                                                                      1996              1995
                                                                      ----              ----
Cash flows from operating activities:
   Net loss                                                        $ (1,535,317)    $ (1,267,569)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization                                    59,223          55,620
         Non cash director compensation                                    6,937               -
         Interest added to principal                                                      21,070
         Decrease (increase) in accounts receivable                      355,447        (121,572)
         (Increase) decrease in inventories                             (149,513)        152,060
         Increase in prepaid expenses                                    (84,815)         (6,561)
         Decrease (increase) in other assets                                  15            (189)
         Increase in accounts payable                                     43,016         130,780
         Increase (decrease) in accrued expenses                          18,062         (11,564)
         Increase in sales deposits                                       30,750          49,500
                                                                    ------------    ------------
               Net cash used in operating activities                  (1,256,195)       (998,425)
                                                                    ------------    ------------
Cash flows from investing activities:
   Purchase of marketable securities                                  (7,366,506)              -
   Purchase of equipment                                                (114,297)        (20,192)
   Additions to intangibles                                              (43,295)              -
                                                                    ------------    ------------
        Net cash used in investing activities                         (7,524,098)        (20,192)
                                                                    ------------    ------------
Cash flows from financing activities:
   Proceeds from note payable                                                  -         140,000
   Proceeds from notes payable to stockholders                           285,000               -
   Repayment of notes payable to stockholders                           (570,000)        (21,232)
   Exercise of stock options                                              17,808         200,000
   Issuance of common stock                                                    -         800,000
   Proceeds from public offering                                      12,000,000               -
   Proceeds from sale of warrants                                             80               -
   Offering costs                                                     (1,650,962)        (48,509)
                                                                    ------------    -------------
        Net cash provided by financing activities                     10,081,926       1,070,259
                                                                    ------------    -------------

Net increase in cash and cash equivalents                              1,301,633           51,642
Cash and cash equivalents at beginning of period                         642,883          617,495
                                                                    ------------    -------------
Cash and cash equivalents at end of period                          $  1,944,516    $     669,137
                                                                    ============    =============

                See accompanying notes to financial statements.

                                TURBOCHEF, INC.
                         Notes to Financial Statements
                                  (UNAUDITED)

                               September 30, 1996

1. The financial statements of TurboChef, Inc. (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and have not been examined by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The December 31, 1995 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Investments in marketable securities at September 30, 1996 are entirely classified as held-to-maturity under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are stated at amortized cost as the Company has the positive intent and ability to hold such securities until maturity. The Company believes that other disclosures contained herein, when read in conjunction with the financial statements and notes included in the Company's Annual Report for the fiscal year ended December 31, 1995 on Form 10-KSB, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included in the aforementioned Form 10-KSB. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2. Loss per share is determined based on the weighted average number of common and dilutive common equivalent shares outstanding during each period. Stock options were antidilutive during each period.

   Giving effect to the March 15, 1995 conversion of a note payable to stockholder and related accrued interest of $1,144,730 into 457,892 shares of common stock would not have materially affected loss per share for the nine month period ended September 30, 1995.

3. In June 1996 the Company consummated an underwritten public offering ("the June 1996 Offering") of 800,000 shares of its common stock resulting in aggregate proceeds of approximately $10,301,000, net of the underwriter's discount and other offering costs.

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

 Results of Operations:

 Three Months Ended September 30, 1996 Compared to Three Months Ended September
 ------------------------------------------------------------------------------
 30, 1995
 --------

  Revenues for the three months ended September 30, 1996 were $264,236, a decrease of $35,594, when compared to revenues of $299,830 for the three months ended September 30, 1995. This decrease is primarily attributable to lower oven unit sales to Whitbread during 1996, offset by higher per unit selling prices and greater consumable parts sales to support the previously installed Whitbread ovens. The 1995 revenues include $5,000 from a customer of the Company for licensing of the Company's proprietary dough-setting process.

  Cost of sales for the three months ended September 30, 1996 was $202,286, a decrease of $43,301 when compared to $245,587 for cost of sales for the three months ended September 30, 1995. This decrease is a result of a decrease in oven unit sales and lower per unit oven costs, offset by greater parts sales.

  Gross profit on sales for the three months ended September 30, 1996 increased $7,707 to $61,950 when compared to gross profit on sales of $49,243 during the three months ended September 30, 1995. The increase is primarily a result of higher per unit selling prices, lower per unit oven costs and greater parts sales, offset by lower oven unit sales.

  Gross margin for the three months ended September 30, 1996 was 23% of sales compared to 17% for the three months ended September 30, 1995. The percentage increase is attributable primarily to the higher oven unit selling price on small quantity purchases, a reduced per unit manufacturing cost as a result of increased production volume and cost reduction programs implemented during the fourth quarter of 1995, as compared to lower per unit pricing during the same period in 1995.

  Research and development expenses for the quarter ended September 30, 1996 increased $75,467, to $156,183 from research and development expenses of $80,716 for the quarter ended September 30, 1995. This increase is primarily attributable to increased staffing and outside engineering costs and higher parts costs associated with development of the prototype of the residential version of the TurboChef oven and other new products.

  Selling, general and administrative expenses for the quarter ended September 30, 1996 increased $400,049, to $774,012 from comparable expenses of $373,963 for the same period in 1995. This increase is attributable to staff additions, additional travel associated with the Company's international customers, field upgrade parts costs and the costs associated with terminating one contract manufacturer and establishing two new contract manufacturers.

  Net interest income for the three months ended September 30, 1996 was $129,866, an increase of $126,272 from net interest income of $3,594 for the three months ended September 30, 1995. The increase is primarily attributable to the income received on the investment of the net proceeds from the June 1996 Offering.

  As a result, for the three months ended September 30, 1996, the Company incurred a net loss of $738,379 compared to a net loss of $396,842 for the same period in 1995.

 Nine Months Ended September 30, 1996 Compared to Nine Months Ended September
 ----------------------------------------------------------------------------
 30, 1995
 --------

  Revenues for the nine months ended September 30, 1996 were $2,262,405, an increase of $1,694,622, when compared to revenues of $567,783 for the nine months ended September 30, 1995. This increase is primarily attributable to greater oven unit sales to Whitbread during 1996. During the first eight months of 1995, ovens were only sold to small accounts and on a test basis to chain accounts. The 1995 revenues include $60,000 received from a customer of the Company for adopting and/or modifying the TurboChef oven to meet the customer's unique requirements.

  Cost of sales for the nine months ended September 30, 1996 was $1,692,001, an increase of $1,284,582 when compared to $407,419 for cost of sales for the nine months ended September 30, 1995. This increase is consistent with greater oven unit sales.

  Gross profit on sales for the nine months ended September 30, 1996 increased $466,920 to $562,284 when compared to gross profit on sales of $95,364 during the nine months ended September 30, 1995. The increase is a result of the increase in oven unit sales, primarily to Whitbread.

  Gross margin for the nine months ended September 30, 1996 was 25% of sales compared to 19% for the nine months ended September 30, 1995. The percentage increase is primarily attributable to a reduced per unit manufacturing cost as a result of increased production volume and cost reduction programs implemented during the fourth quarter of 1995. The margin increase is partially offset by the reduced oven unit selling price offered to Whitbread for a significant quantity of ovens, as compared to the higher oven unit selling on small quantity purchases during the prior year period.

  Research and development expenses for the nine months ended September 30, 1996 increased $148,908, to $451,177 from research and development expenses of $302,269 for the nine months ended September 30, 1995. This increase is primarily attributable to increased staffing and outside engineering costs and higher parts costs associated with development of the prototype of the residential version of the TurboChef oven and other new products.

  Selling, general and administrative expenses for the nine months ended September 30, 1996 increased $689,470, to $1,795,934 from comparable expenses of $1,106,464 for the same period in 1995. This increase is attributable to staff additions, additional travel associated with the Company's international customers, the establishment of a service warranty reserve as a result of increasing oven sales, the addition of a marketing and sales consultant, field upgrade parts costs and the costs associated with terminating one contract manufacturer and establishing two new contract manufacturers.

  Net interest income for the nine months ended September 30, 1996 was $141,390, an increase of $160,590 from net interest expense of $19,200 for the nine months ended September 30, 1995. The increase is primarily attributable to the income received on the investment of the net proceeds from the June 1996 Offering and reduced average borrowing levels, as a result of approximately $1,100,000 of outstanding indebtedness and accrued interest to the majority stockholder of the Company being exchanged for 457,892 shares of Common Stock in March 1995.

  As a result, for the nine months ended September 30, 1996, the Company incurred a net loss of $1,535,317 compared to a net loss of $1,267,569 for the same period in 1995.

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

  At September 30, 1996, the Company had working capital of $9,844,195 as compared to working capital of $1,083,190 at December 31, 1995. The $8,761,005 working capital increase from December 31, 1995 resulted primarily from the net proceeds received from the June 1996 Offering of $10,251,980 offset by the operating loss of $1,535,317 incurred by the Company during the nine months ended September 30, 1996. For the nine months ended September 30, 1996, accounts receivable turnover improved to 9.1 from 6.2 during the nine months ended September 30, 1995 as a result of the Company adopting more favorable payment terms with Whitbread. Pursuant to the terms of the Whitbread Contract, amounts are due within seven days of the invoice date, which is the date of shipment.

  Cash used in operating activities was $1,256,195 for the nine months ended September 30, 1996 as compared to cash used in operating activities of $998,425 for the nine months ended September 30, 1995 for an increase of $257,770. The increase is a result of a $267,748 increase in operating losses, an increase in inventories of $301,573, an increase in prepaid expenses of $78,254, offset by a $477,019 decrease in accounts receivable. Cash used in investing activities for the nine months ended September 30, 1996 was $7,524,098 as a result of the $7,366,506 purchase of marketable securities with a portion of the net proceeds of the June 1996 Offering along with equipment purchases and patent costs. Cash provided by financing activities was $10,081,926 for the nine months ended September 30, 1996, which represents primarily the net proceeds from the June 1996 Offering of $10,349,038 and the proceeds from notes payable to stockholders of $285,000, offset by the repayment of notes payable to stockholders of $570,000. At September 30, 1996, the Company had cash and cash equivalents of $1,944,516, compared to cash and cash equivalents of $642,883 at December 31, 1995.

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

  In June 1996 the Company consummated an underwritten public offering of 800,000 shares of its common stock resulting in aggregate proceeds of approximately $10,301,000, net of the underwriter's discount and other offering costs.

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

(b) No reports on Form 8-K were filed during the quarterly period ended September 30, 1996.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TURBOCHEF, INC.



November 14, 1996        /s/  Philip R. McKee
                         --------------------
                         Philip R. McKee
                         President, Chief Executive Officer
                         (Principal Executive Officer)



November 14, 1996        /s/  Dennis J. Jameson
                         ----------------------
                         Dennis J. Jameson
                         Executive Vice President, Chief Financial Officer
                         (Principal Financial Officer)