Form 10-K
period 1996-12-31
TURBOCHEF INC
filed 1997-03-31
CIK 916545

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                           -------------------------
                                   FORM 10-K-

         (MARK ONE)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                      OR
         [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                        FOR THE TRANSITION PERIOD FROM
                          ___________ TO ____________

                        COMMISSION FILE NUMBER 0-23478

                           -------------------------

                                TURBOCHEF, INC.
            (Exact name of Registrant as specified in its Charter)

              DELAWARE                                          48-1100390
   (State or other jurisdiction of                            (IRS employer
   incorporation or organization)                         identification number)
   10500 METRIC DRIVE, SUITE 128                                  75243
           DALLAS, TEXAS                                        (Zip Code)
(Address of principal executive offices)
                          Issuer's telephone number:
                                (214) 341-9471
        SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:
                                                     Name of Each Exchange on
   Title of Each Class                                   Which Registered
   -------------------                                   ----------------
          None                                                 None
        SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                         COMMON STOCK, $0.01 PAR VALUE
                               (Title of Class)

                          --------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES [X]   NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this
form 10-K.   YES [ ]   NO [ ]

                Aggregate Market Value of voting stock held by
                      non-affiliates of the Registrant at
                        March 15, 1997:   $ 64,344,140

     Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

                                                   Number of Shares Outstanding
     Title of Each Class                                 at March 15, 1997
     -------------------                                 -----------------
Common Stock, $0.01 Par Value                                13,853,096

                           -------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE
     Selected portions of the Registrant's definitive proxy materials for its 1997 annual meeting of stockholders are incorporated by reference in Part III hereof.

================================================================================

                                   TURBOCHEF, INC.
                                  TABLE OF CONTENTS

Form 10-K Item                                                          Page
---------------                                                         ----

PART I.

     Item 1.   Business................................................   2

     Item 2.   Properties..............................................  21

     Item 3.   Legal Proceedings.......................................  21

     Item 4.   Submission of Matters to a Vote of Security Holders.....  21

PART II.

     Item 5.   Market for Registrant's Common Equity and Related
                Stockholder Matters....................................  22

     Item 6.   Selected Financial Data.................................  23

     Item 7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations....................  25

     Item 8.   Financial Statements and Supplementary Data.............  31

     Item 9.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure....................  31

PART III.

     Item 10.  Directors and Executive Officers of the Registrant......  32

     Item 11.  Executive Compensation..................................  32

     Item 12.  Security Ownership of Certain Beneficial Owners
                 and Management........................................  32

     Item 13.  Certain Relationships and Related Transactions..........  32

PART IV.

     Item 14.  Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K............................................  33

                                 PART I

ITEM 1.   BUSINESS
          --------

GENERAL

     TurboChef, Inc. (the "Company") is a foodservice technology company engaged in designing, developing and marketing high-speed commercial "cooking systems" and in applying its proprietary technologies to other foodservice products, processes and concepts for customers seeking a competitive advantage in the foodservice market. These cooking systems incorporate specially designed proprietary heat transfer hardware with a computerized programmable operating system, which controls the cooking process, and is capable of accepting software updates from a remote site via computer modem. Now that the Company's products and technologies have been validated (through utilization and extensive testing by both the Company and a variety of foodservice operators) and its research and development capabilities have been proven, the Company intends to build upon its technology base to expand its product offerings, while aggressively pursuing joint venture, strategic alliance and/or licensing or other arrangements with companies already engaged in the mass marketing and/or manufacture of foodservice equipment and products in order to expand its market penetration.

     The Company's cooking systems, which are marketed under the name TurboChef, employ the Company's proprietary cooking technologies to quickly, efficiently and evenly transfer, disperse and control the heat used in the cooking process and the Company's proprietary computerized control platform to monitor that process and automatically adjust cook settings during the cooking cycle. These technologies provide foodservice operators the flexibility to "cook-to-order" a variety of food items at speeds which the Company believes are faster than those permitted by conventional commercial ovens and grills, microwave ovens, and other currently available high-speed ovens. Among the various types of foods which can be cooked in a TurboChef cooking system are an 8-ounce salmon filet in less than 80 seconds, a 16-inch deluxe par-baked pizza in 90 seconds or less, a "bone-in" quarter chicken in 2 minutes or less, and an 18-ounce beef tenderloin in approximately 3 minutes. In addition, because of the TurboChef cooking system's moisture retention, browning and crisping capabilities, the Company believes that the characteristics of most food items cooked in a TurboChef cooking system (including their flavor, texture and appearance) are not only superior in quality to those achieved using other high-speed ovens, or microwave ovens, but are also equal in quality, or, in the case of many food items (such as rack of lamb, beef Wellington and most fish and seafood items) superior in quality, to those achieved using conventional ovens and grills.

     The Company was incorporated on April 3, 1991, as a Kansas corporation and was reincorporated on August 17, 1993, as a Delaware corporation. The Company was privately held until April 7, 1994. The Company's principal corporate offices are located at 10500 Metric Drive, Suite 128, Dallas, Texas 75243 and its telephone number is (214) 341-9471.

BACKGROUND

     The commercial foodservice industry consists of four principal categories:
(i) full-service restaurants, (ii) fast food or quick-service restaurants, including those restaurants which primarily offer pizza, (iii) retail outlets, such as convenience stores, supermarkets and department stores, and (iv) public and private institutions, such as schools, hospitals, hotels, airports, corporate cafeterias, and governmental facilities. The foodservice market has grown dramatically since the early 1980's in response to population growth and the ever-increasing demand for convenience and speed in food preparation and consumption that has resulted from this growth and from other demographic changes. Moreover, the fastest growing category within the foodservice industry has been the quick-service or fast-food restaurant segment, the defining themes for which are speed and convenience. According to the National Restaurant Association (NRA), an industry trade association, domestic fast-food restaurant sales in 1996 accounted for approximately $98 billion in revenues and domestic full-service restaurant sales during such period accounted for an additional approximately $100 billion in revenues. These figures compare to domestic fast-food restaurant sales of $35.4 billion in 1982 and $76 billion in 1992 and domestic full-service restaurant sales of $46.4 billion in 1982 and $80 billion in 1992, according to the NRA.

     Full-service restaurants generally cook food items selected from a broad menu following a customer's order. In contrast, many fast food restaurants prepare their limited menu selections in advance of customer orders. Although the tendency of full-service restaurants to "cook-to-order" results in freshly-cooked food being served to the customer, the time necessary to cook these items generally limits the ability of full-service restaurants to serve customers desiring immediate or "walk-in/carry-out" service. Conversely, traditional fast food restaurants are not only generally limited in the breadth of their menus, but are also constrained by the fact that cooking in advance of customer orders results in the food items either being "held" until ordered or discarded due to product degradation. The Company believes there is a growing demand within both the full-service and fast food restaurant segments of the foodservice industry for equipment which can (i) cook to high quality standards, and "to order," a variety of menu items, within times acceptable to time-constrained and/or "walk-in/carry-out" customers, and (ii) permit restaurants to develop and implement innovative food preparation processes and/or concepts in an effort to achieve a competitive advantage in the foodservice market.

     In addition, the Company believes that increased competition in the foodservice industry, as well as changes in consumer needs and preferences, will continue to increase the demand by foodservice operators for new food items which can generate additional sales and attract new customers. Such menu extensions may require additional or new foodservice equipment. The Company also believes that increased competition within the foodservice industry is requiring industry participants to offer services or products that increase sales per square foot of service area and maximize sales generated from capital expenditures. As a consequence, there is an increasing demand for foodservice equipment which can quickly serve a variety of food items, cooked to high quality standards, in a limited amount of space. Accordingly, the Company anticipates that the demand for relatively small, labor saving and energy efficient foodservice equipment should increase. In addition, foodservice operators incur substantial costs in attracting and maintaining skilled food preparation personnel, and yet also regularly face shortages of such personnel. Consequently, the Company believes that there is an increasing need for foodservice operators to provide their services and products in a manner which maximizes the productivity of their skilled workers and/or utilizes lower cost, less skilled labor. Demand for high-speed cooking equipment from foodservice operators providing delivery services may increase for other reasons as well. In particular, since a reduction in the time needed to prepare the delivered food could result in additional time available for the delivery itself, fewer food service locations would be required to service a given market area.

     Moreover, many segments of the foodservice equipment industry (which is a rather mature industry, with its origination and development generally reflecting the growth and development of the commercial foodservice industry) are dominated by well-established manufacturers. For example, the three largest domestic manufacturers of commercial conveyor ovens have been in business an average of over 60 years. While such old-line manufacturers have generally responded to the foodservice industry's need for more efficient and less expensive foodservice equipment, the focus of their research and development efforts has typically been on manufacturing efficiencies. As a result, the foodservice equipment industry has generally produced few innovations in the manner in which food is cooked, thereby offering restaurants few, if any, viable alternatives by which to cook competing menu items.

COMPANY OPPORTUNITIES AND STRATEGY

     The Company believes that the demand for speed and convenience in connection with food preparation and service, as well as the resultant demand for innovative food preparation processes and other competitively distinguishing foodservice concepts, will continue to increase. While the Company anticipates that the quick-service category of the foodservice industry will continue to be the fastest growing category within such industry, the Company also believes that certain full-service restaurants will attempt to aggressively compete with quick-service restaurants for those customers that demand fast service and a broad menu selection. As a consequence of the foodservice industry's emphasis on speed, the Company believes that innovative foodservice technology companies, as well as the high-speed commercial oven sector of the foodservice equipment industry, will be presented with attractive growth opportunities. By providing foodservice operators with the ability to quickly serve a variety of food items cooked to high quality standards, the Company also believes that its foodservice technologies and products have uniquely positioned the Company to capitalize on these perceived opportunities.

     The Company intends to seize these opportunities by offering products, such as the TurboChef cooking system, which will enable participants in the foodservice industry to distinguish their menu offerings from those of competitors and thereby achieve a competitive advantage. By working closely with its customers, the Company intends to develop cooking system hardware, software and food preparation processes which are customized to meet their particular needs. For example, the development of the Model D-2 cooking system was in response to the requirements of Whitbread PLC ("Whitbread"), the Company's largest customer, which operates over 6,500 pub, convenience, restaurant, hotel and leisure locations across the

United Kingdom, including the Beefeater, Pizza Hut, TGI Friday's, Marriott and Brewers Fayre brands.

     TurboChef is also developing a unique application of its cooking system specifically for convenience store use. This convenience store cooking system will be designed to cook "on demand" popular fast foods such as breakfast sandwiches in 20 seconds, hamburgers in 30 seconds and pizza in 40 seconds. As a reuslt, one TurboChef cooking system will enable a wide variety of competitive fast food offerings from inside a convenience store.

     The Company intends to capitalize upon foodservice industry trends by aggressively pursuing both the expansion of its product offerings and its market penetration. The focus of this strategy includes (i) maintaining a direct sales staff which devotes its efforts towards large foodservice chains, (ii) seeking to establish joint ventures, strategic alliances and licensing or other arrangements with companies already engaged in the mass marketing and/or manufacture of foodservice equipment and products, and (iii) continuing to devote significant efforts to the development of additional applications of the Company's technologies.

     Expansion in the restaurant industry has in the past been achieved, to a large extent, through the building of new free-standing restaurants. However, as construction, real estate and labor costs have increased and suitable locations have become more difficult to find, many restaurant chains have slowed their domestic expansion of traditional outlets and targeted alternative venues, such as hotels, supermarkets, retail stores and sports arenas, thus presenting an additional opportunity for the Company by expanding the potential market for the Company's products and technologies. The Company anticipates that such locations may seek to increase their sales of prepared foods as a means of attracting new customers to their sites and of encouraging existing customers to prolong their shopping excursions at such sites. For example, a number of retailers, such as Home Depot, K-Mart and WalMart, and certain grocery stores have recently placed small outlets of branded fast food chains, such as McDonald's, Burger King, Little Caesar's and Pizza Hut, in their stores. The Company believes that it is well positioned to address what it perceives to be this shifting marketing approach within the fast food industry. Specifically, by integrating, within a mobile cart or kiosk, the TurboChef cooking system with a variety of modular components, foodservice supplies and equipment, foodservice operators will be able to take advantage of the TurboChef cooking system's small size and cooking versatility to offer an expansive food menu at remote locations. The Company is seeking to broaden the potential market for its cooking system by providing customers with assistance in connection with this concept.

     The Company also anticipates that various entities, such as public and private institutions (including hotels), that do not engage primarily in the foodservice business may seek to provide their customers or guests with the ability to obtain quick, prepared foods on their premises in order to remain competitive in their own industries. In order to do so on a cost-effective basis, they may employ equipment and concepts of the type provided by the Company. For example, the Company was selected by Choice Hotels International ("Choice Hotels"), an international operator of over 3,500 hotels in 40 countries, as its sole commercial cooking system supplier for a new modular Choice Picks branded food court service system being offered (as an alternative to full-service restaurants) to all of Choice Hotel's Clarion, Quality, Comfort, Friendship, Sleep, Econolodge and Rodeway hotels. The Choice Picks food court is comprised of a number of individual brand modules containing all of the equipment, storage, signage and preparation area required to serve various branded food products, including Nathan's Famous/R/ and Pizzeria Uno/R/. Accordingly, the Company intends to continue to develop relationships with the developers of alternative foodservice location concepts in order to support their marketing efforts on concepts which utilize TurboChef cooking systems.

TECHNOLOGIES AND PRODUCTS

     TURBOCHEF COOKING TECHNOLOGIES

     The Company's TurboChef cooking systems are based on the Company's proprietary cooking system, which is, in turn, based on the Company's proprietary high-speed cooking technologies. Following are key aspects of the Company's unique cooking system:

 . Heat Transfer into Air. The Company's cooking technologies utilize a "thermal mass" within the cooking system to quickly and efficiently transfer heat into rapidly moving air. The amount of heat provided during a given cooking cycle is small compared to the total amount of heat stored within the thermal mass. As a result, the cooking system's temperatures are maintained close to desired maximum cooking temperatures, even during the stand-by mode between cooking cycles, in order to avoid a cooling down of the system, which would delay the cooking process.

 . Heat Transfer from Air to Food Products. The Company's cooking system transfers heat from the rapidly moving air to a food product placed in the system's "cooking cavity". The heated air enters the cooking cavity from the top and strikes the upper surface of the food, breaking through its cool surrounding "boundary layer". The heated air is then drawn across the upper surface of the food, redirected and pulled along the underside of the food by positive pressure from above and negative pressure from below, causing it to remain in a constant heat transfer relationship with the food. The rapidly moving heated air surrounds the food product like a "moving wrap", continuously removing the cool surrounding boundary layer. As a result, the entire surface of the food browns and crisps simultaneously, as the food product is heated at approximately the same temperature across its entire surface.

 . Control of Heat Transfer. The Company's cooking system is able to adjust the cooking temperature at the food surface during the cooking process by varying the velocity of the air which forms the moving wrap surrounding the food. As a result, with the system's variable cook setting process, a foodservice operator is afforded a significant amount of cooking temperature flexibility even though the temperature of the system's heat source remains relatively constant.

 . Control of Cooking Durations. The Company's precision cooking system also adjusts cooking durations, on line, based on the temperature measurements taken by the system during each cooking cycle. As a result, greater cooking consistency is achieved even though the pre-cooked temperature of the food items placed in the cook chamber may vary.

     Traditional cooking methods utilize various cooking technologies, including conduction (transferring heat directly from a conductive surface, such as a frying pan, to food); natural convection (transferring heat from air to food, such as in a typical home oven); forced convection (using a fan to circulate hot air around food); air impingement (a form of convection which forces heated air onto food at high velocities); induction (heating by means of electric current flowing through food); microwave radiation (cooking by heat generated from microwaves); and infrared radiation (thermal radiation from light waves, such as a toaster or broiler). Other newer and higher speed methods of cooking include combination ovens, which combine two or more of the traditional cooking methods, such as microwave and traditional air impingement, and ovens which utilize infrared light from a quartz lamp. The Company believes that each of these cooking methods is generally subject to limitations involving substantial cooking times, lower cooked product quality and/or limited menu capabilities.

     The Company believes that its cooking system and technologies offer the following competitive advantages over other heat transfer methods:

 . Cooking Speed. Food items can be cooked faster by the TurboChef cooking system than by other cooking methods; most single-portion food items can be cooked in less than 90 seconds.

 . Quality. Because of the system's moisture retention, browning and crisping capabilities, the characteristics of most food items cooked through the use of the Company's cooking system (including flavor, texture and appearance) are equal or superior to those achieved using other cooking methods.

 . Versatility. The Company's heat transfer methods are not dependent upon the use of specific ingredients or product formulations to cook quickly or evenly.

 . Cooking Control and Flexibility. The Company's cooking system enables the cooking of a variety of food types in the same unit, one immediately after the other, at different temperatures at the food surface. Other cooking methods typically cannot cook as many types of foods to the same quality standards. Moreover, under certain circumstances, the TurboChef cooking system has the capability of simultaneously cooking several different types of food by utilizing and coordinating the common portion of their overlapping cooking temperatures and times.

 . Consistency. Numerous cooking parameters are constantly monitored within the Company's cooking system and are adjusted automatically to promote consistent cooking results.

     THE TURBOCHEF COOKING SYSTEMS

     The Company's high-speed commercial TurboChef cooking systems are intended to allow foodservice operators the flexibility to "cook-to-order" a variety of food items at speeds which are faster than those permitted by conventional commercial ovens and grills, microwave ovens, and other currently available high-speed ovens. The TurboChef cooking system employs both the Company's proprietary cooking technologies to quickly and efficiently transfer heat into rapidly moving air, which is then directed at and drawn around the food product in a manner designed to efficiently and evenly disperse and control the heat transferred from the air into the food. During the cooking process, heat in a TurboChef cooking system may also be transferred to the food item through the use of microwaves, either in conjunction with, or independent from, the cooking system's rapidly moving heated air. The Company's proprietary computerized control platform monitors the cooking process and automatically adjusts cook settings during the cooking cycle. In addition, the TurboChef cooking system incorporates easy-to-use programmable settings which provide foodservice operators with the option of pre-setting and customizing their own cook settings.

     To use a TurboChef cooking system, the operator opens the door to the cooking cavity, places the food product on the cooking surface, closes the door, presses the pre-set button corresponding to the food product and then presses the "start" button. When the cooking cycle is complete, an audio signal and a visual message prompt the operator to remove the food. The current commercially produced TurboChef cooking system contains a cooking cavity capable of holding a food product measuring up to 16 inches in diameter and 4 inches in height. Historically, the direct selling price of a TurboChef cooking system has been approximately $11,000, after considering volume discounts. The Company's current preferred offering program is a full service lease which includes the cooking system hardware, operating system software, TurboChef TurboComm/TM/ software, an extended warranty and technology upgrades for approximately $500.00 per month, with a minimum commitment of sixty (60) months.

     The cooking capacity of a TurboChef cooking system is limited by the size of its cooking cavity but augmented by its speed. Conventional commercial ovens and grills can usually prepare a larger number of individual items concurrently and may cook items which are larger in size than can currently be prepared in a TurboChef cooking system. However, since the cooking times required by conventional ovens and grills are substantially longer than those required by a TurboChef cooking system, a foodservice operator using such equipment must generally either (i) cook a large number of items in advance of customer orders, in order to satisfy potential demand on a timely basis during peak serving periods, or (ii) have its customers wait for service, with the waiting time most likely extending beyond the range of generally acceptable service times for the fast food segment of the foodservice industry. Food items which are pre-cooked rather than cooked-to-order are typically "held" until purchased, often resulting in product degradation and increased food costs due to product spoilage. A TurboChef cooking system avoids these inherent limitations of conventional commercial ovens and grills since the rapid cooking speed achieved by the TurboChef cooking system allows more products to be cooked-to-order by the foodservice operator. Moreover, under certain circumstances the TurboChef cooking system has the capability of simultaneously cooking up to five different types of food by utilizing the "lowest common denominator or overlapping cooking temperatures and times.

     Thus, through the use of a TurboChef cooking system, the Company believes that traditional full-service restaurants can offer the convenience and speed of foodservice typically associated with fast food restaurants -- without sacrificing the "restaurant quality of the food served -- and fast food restaurants can offer more varied menus and a food quality more typically associated with full-service restaurants -- without compromising their "quick service" speeds. Moreover, these technologies provide both full service and fast-food restaurant operators with the means of "up-grading" their menu offerings, both in terms of food items offered and in terms of cooked food quality and consistency, without a corresponding increase in their labor or operating costs. In fact, the use of the TurboChef cooking system also provides both full-service and quick-service restaurants with a means of enhancing their profitability by reducing certain costs associated with the cooking process.

     The TurboChef cooking system, which is as easy to use as a conventional microwave oven, can be operated by both skilled and unskilled personnel with minimal training. As a result, foodservice operators can reduce their labor costs both by utilizing less skilled personnel to perform cooking functions that normally require skilled, and more expensive, labor, and by using the reduced cooking times associated with the TurboChef cooking system to improve the productivity of their skilled food preparers. In addition, the Company has determined that product yields for certain foods can be increased as the moisture loss and/or food shrinkage typically associated with the cooking of such food items can be reduced when a TurboChef cooking system is used.
Finally, certain kitchen equipment costs can be reduced or eliminated (e.g. the cooking system typically does not require the ventilating equipment normally needed with commercial ovens and grills and, because of the TurboChef cooking system versatility, i.e. its ability to bake, broil and grill, the need for other types of cooking equipment can be reduced) and electricity costs can be reduced since the TurboChef cooking system gives off less heat than commercial grills and ovens, thereby reducing the amount of ventilated air required to maintain kitchen temperatures at acceptable levels.

     OTHER PRODUCTS AND APPLICATIONS

OPERATIONS ENHANCEMENT SYSTEMS. In connection with marketing the TurboChef cooking system to traditional full-service and fast food restaurants, the Company has developed a series of operations enhancement systems, each of which incorporates the use of the TurboChef cooking system. By integrating the Turbochef cooking system with certain foodservice management concepts, the Company believes that significant additional benefits may be derived from cooking with the TurboChef cooking system. These proprietary systems include:

 . the TURBOCHEF TURBOCOMM/TM/ system, a centralized cook setting system, which, through the use of a computer modem, can reprogram TurboChef cooking systems installed in various restaurant locations from a single central site, thereby enabling foodservice operators to easily modify their cook settings, and thus their menu selections, on a system-wide basis;

 . the TURBOSTAGE system, a food preparation management system, which can be incorporated into a restaurant's existing electronic order processing system, sort the items to be cooked by required cook times, and indicate, on a real-time basis, when such food items are to be inserted into the TurboChef cooking system; and

 . the TURBOTOUCH system, a cooking system operations management system, which ties the restaurant's point of sale "cash register" directly to the TurboChef cooking system so that exact cooking settings may be automatically programmed into the cooking system when the food order is placed.

PROPOSED TECHNOLOGY EXTENSIONS - ADDITIONAL COMMERCIAL APPLICATIONS. The Company intends to continue its development efforts relating to its proposed residential TurboChef cooking system and its proposed consumer-operated TurboChef cooking system (for use in convenience stores and other retail outlets), both of which will incorporate the Company's proprietary high-speed cooking technologies. In June 1996, the Company announced the successful completion of a prototype residential cooking system. By incorporating its proprietary technologies and controls into a standard 28 inch residential oven enclosure, the Company has created a residential cooking system prototype which uses a "downsized" version of the same basic cooking technologies currently utilized by the TurboChef commercial cooking systems. The Company is currently in discussion with several world-wide appliance manufacturers to license its technologies with respect to this product. The initial target market for the residential cooking system will be the world-wide residential oven market (including the upper end of the 4 million cooking ranges sold annually in the United States). The Company will also continue in its efforts to exploit other of the many potential market applications for the TurboChef technologies.

APPLICATION OF NEW TECHNOLOGIES TO MEET SPECIFIC PRODUCT REQUIREMENTS. The Company has been working with various fast food chain operators to develop the means by which certain of their branded food products requiring special or unique food preparation or cooking techniques can be cooked in a TurboChef cooking system with results that are virtually identical to those achieved through the slower cooking methods currently utilized by such operators. A number of pizza restaurant operators, for example, offer pizzas which have a specific and "brand recognizable" crust texture. In order to obtain the same type of crust in a TurboChef cooking system, the Company has developed a new dough-setting technology for which TurboChef's patent application has been allowed. Once a customer's pizza dough has been set using the Company's technology, the pizza can then be cooked in a TurboChef cooking system approximately five times faster than in the customer's current oven, with virtually identical results. The Company intends to continue its research into the extension of its cooking technologies to replicate, at significantly faster speeds, various other cooking processes. The TurboChef cooking system has already been approved to cook certain of Nathan's Famous/R/ branded food products as well as certain of the Pizzeria Uno/R/ branded food products.

MARKETING AND SALES

     GENERAL

     Substantially all of the Company's marketing activities are conducted by members of management and consist primarily of personal contact with potential customers. Although the Company expects to continue to market directly to certain domestic and international accounts, such as fast food and full service restaurant chains, and has expanded its in-house marketing capabilities, the Company intends to aggressively pursue joint venture, strategic alliance and/or licensing, co-branding or other arrangements with companies already engaged in the mass marketing and/or manufacture of foodservice equipment and products in order to expand its market penetration. The Company also intends to utilize various mass market distribution channels, such as independent distributors, to assist the Company in the marketing of its products to independent restaurants, cafeterias, public and private institutions and non-traditional foodservice operators and may grant exclusive marketing rights to certain of such distributors within specified territories (except for any accounts reserved by the Company) so long as minimum purchase and other requirements are satisfied.

     The Company's marketing efforts also include direct mailings, the preparation of sales brochures, advertising in trade publications and participation in industry trade shows. The Company has and will continue to expand its marketing and sales activities, including in connection with the foregoing efforts, as well as in connection with the market testing of its products and the hiring of additional marketing personnel.

     The Company is attempting to market new products and technologies which change the way in which foods can be cooked in the commercial foodservice market. As a result, the Company's sales cycle, which generally commences at the time a prospective customer demonstrates an interest in purchasing a TurboChef cooking system and ends upon the execution of a purchase order with that customer, will not only vary by customer, but could extend for periods of nine months or more, depending upon the time required by the customer to test and evaluate the TurboChef cooking system. In addition, multi-system sales to restaurant chains generally take even longer as the Company's products and technologies represent an entirely new method for the preparation and serving of food and often require a restructuring of a customer's entire operational strategy. For instance, the Company's initial contract with Whitbread, its principal customer, was not finalized until after more than a year of continuous testing, negotiating and organizational planning had first been completed.

     The Company has successfully marketed the TurboChef cooking system to customers in the United States as well as other countries located around the world. The Company has been working closely with Whitbread for several years in adapting and applying TurboChef's foodservice technologies and concepts to Whitbread's particular proposed applications. Whitbread is an industry leader in the use of off-site commissaries to perform the preparatory work for food served in its restaurants. Through these centralized preparatory commissaries, Whitbread, particularly in its Beefeater division, which operates 300 casual dining pub restaurants, has been able to, among other things, increase labor efficiency, expand menu offerings and reduce labor costs within existing kitchen space. The use of TurboChef cooking systems enables Whitbread to derive additional benefits from its "commissary concept", including, improving food quality and cooking yields, reducing waste and providing product consistency.

     Whitbread has purchased approximately 340 TurboChef cooking systems, which have been installed in all of their 300 unit Beefeater chain as well as in several of their other restaurants and resorts. In addition, they are testing an entirely new foodservice concept based upon TurboChef technologies. The Company announced in February 1997 that it has consummated another Purchase Contract with Whitbread. This contract represents Whitbread's third commitment to purchase TurboChef cooking systems, further advancing the relationship between the two companies. This new contract will launch the next phase of expanded use of TurboChef systems in various other Whitbread concepts. All of the cooking systems provided to Whitbread under this new contract will be adapted to accommodate TurboChef TurboComm/TM/, TurboChef's communications technology which enables, among other things, cook settings for an entire new menu to be downloaded overnight to every TurboChef cooking system within a restaurant chain. The Whitbread contract also grants the option for Whitbread to purchase either the Company's current Model D-2 cooking system or its new "CUB" model. The CUB is an advanced design cooking system which utilizes the same TurboChef proprietary technologies, with the same cooking speed and quality characteristics as the Model D-2, but requires approximately 30% less counter space. The Cub also incorporates design enhancements which will reduce certain system operating costs. The Company developed the smaller CUB model as an alternative product choice to accommodate those concepts where kitchen space is more limited.

     The Company also recently received an initial purchase order from The Southland Corporation for TurboChef cooking systems to be tested in their 7-Eleven stores. The Southland purchase order calls for system deliveries in three phases. Phases I and II require the delivery of a sufficient number of cooking systems to develop and refine Southland's food and packaging requirements. Phase III calls for the delivery of a sufficient number of cooking systems to expand the test to a greater number of locations to determine the profitability of Southland's program application. This purchase order does not grant Southland exclusive buying rights, accordingly, TurboChef is able to market this new application of its cooking technologies throughout the convenience store industry.

     For the year ended December 31, 1996, approximately 75% of the Company' s revenues were derived from sales to Whitbread, as compared to 69% and 9% for the years ended December 31, 1995 and December 31, 1994, respectively. It is anticipated that a majority of the Company's revenues for the foreseeable future, will continue to be derived from sales to Whitbread, (based on the terms of the current Whitbread contract, which contemplates shipments through March,
1998).

     TARGET MARKETS

     The Company currently intends to focus its marketing efforts on the following commercial markets:

 . FOODSEVICE OPERATORS DESIRING MENU EXTENSION. A TurboChef cooking system can accommodate foodservice operators seeking to "up-grade" their menu offerings, both in terms of food items offered and in terms of cooked food quality and consistency, without any significant additional investment, as well as those desiring to extend their menus, such as hamburger restaurants desiring to serve pizza, or to introduce new products on a regular basis as part of their marketing strategy.

 . FOODSERVICE OPERATORS DESIRING TO ACHIEVE OPERATING EFFICIENCIES. The TurboChef cooking system enables operators to significantly reduce food waste caused by over preparation and food shrinkage caused by cooking products for extended periods. Labor costs can also be reduced when utilizing the TurboChef system because of the minimal training required to operate the system and the ease of implementing menu changes.

 . FOODSERVICE OPERATORS SEEKING MARKET EXPANSION THROUGH FASTER SERVICE. Operators seeking to expand the customer base for their existing product line by emphasizing speed of service, as well as those desiring to expand their service to accommodate time-constrained or "walk-in/carry-out" customers, can utilize the cooking speed and quality provided by the Company's technologies to serve these markets. A TurboChef cooking system allows restaurants to cook-to-order products they currently serve, but within cook times which the company believes are acceptable to the time-constrained or "walk-in/carry-out" customers.

 . OTHER POINTS OF FOODSERVICE DISTRIBUTION. Other foodservice venues, such as corporate cafeterias, sports arenas, hotel lobbies, schools, airports, parks and recreation facilities, can employ the Company's technologies to cook a variety of foods quickly.

 . NEW NON-TRADITIONAL FOODSERVICE DISTRIBUTION. The Company's technologies can provide the convenience store industry, as well as the operators of other high traffic, non-traditional foodservice locations (such as malls, grocery stores, discount stores and warehouse clubs) with the ability to develop foodservice programs which can offer products to their customers similar to those offered in traditional fast food restaurants.

     The Company's marketing plans are subject to change as a result of a number of factors, including progress or delays in the Company's development efforts, changes in the foodservice or foodservice equipment markets, the nature of marketing arrangements which may become available to the Company and competitive factors.

PRODUCTION AND SUPPLY

     Until October 1996, the Company had relied almost exclusively upon Manufacturer Services Corp., Inc. ("MSC"), a contract foodservice equipment manufacturer, for the manufacture of the Company's TurboChef cooking systems. However in October, 1996, TurboChef terminated its relationship with MSC and entered into agreements with two new contract manufacturers to build its cooking systems, Sylvester's Inc., based in Louisville, Mississippi, and Techniform, Inc., based in Waterford, Ireland, (the "Manufacturers"). The Manufacturers have the current combined capacity to produce approximately 50 cooking systems per month, which is sufficient to meet the Company's delivery requirements under the current Whitbread contract, as well as the Southland purchase order. The Company has not, however, entered into a long-term contract with the Manufacturers, intending instead to continue its practice of placing cooking system manufacturing orders with the Manufacturers from time to time, in the ordinary course of business, as its needs require. While the Company believes that the Manufacturers' combined production quantities can, and will, be increased to as high as 250 cooking systems per month, there can be no assurance of such production increase or that any increased production would be sufficient.

     The Company has been and will continue to be dependent on third parties for the supply and manufacture of all of its component and electronic parts, including both standard components and specially-designed component parts, such as the printed circuit computer boards and wiring harnesses used in the TurboChef cooking systems. The Company generally does not maintain supply agreements with such third parties but instead purchases components and electronic parts pursuant to purchase orders in the ordinary course of business. The Company is substantially dependent on the ability of its manufacturers and suppliers to, among other things, meet the Company's design, performance and quality specifications. Failure by the Company's manufacturers and suppliers to comply with these and other requirements could have a material adverse effect on the Company.

     The Company has required that its contract manufacturers follow generally accepted industry standard quality control procedures. In addition, the Company maintains its own quality assurance personnel and testing capabilities to assist its contract manufacturers with their respective quality programs and to perform periodic audits of manufacturing facilities and finished products to ensure the integrity of the quality assurance procedures. Component parts furnished to the Company by its suppliers and manufacturers are generally covered by a one-year limited warranty and contract manufacturers furnish a limited warranty for any of their manufacturing or assembly defects.

     The Company's manufacturing cycle, which is the period from the execution of a purchase order until actual shipment of the product to the customer, generally ranges from two to six weeks for small volume cooking system sales and up to one or two months longer for initial shipments to commence under large multi-cooking system purchase contracts. Pursuant to the Company's warranty policy, the Company will accept the return of a cooking system if the cooking system does not perform according to product specifications. For certain potentially large customers which wish to test and evaluate a cooking system prior to purchase, the Company occasionally offers credit terms whereby the initial purchase order from such customer provides for either full payment within a specified period or return of the cooking system within such period if the customer is not satisfied for any reason.

RESEARCH AND DEVELOPMENT

     During the years ended December 31, 1996, 1995 and 1994, the Company incurred costs related to research and development activities in the amounts of $681,161, $424,325 and $719,989, respectively. The Company intends to continue various research and development activities undertaken since the Company's inception in an effort to satisfy the changing needs of its customers and potential customers. These efforts include the continuing development of improvements and enhancements to the performance of the Company's TurboChef restaurant cooking systems (its Model D series); completion of development efforts relating to a residential cooking system model incorporating the Company's proprietary high-speed cooking technologies; completion of development efforts relating to the Company's proposed Model E series consumer-operated TurboChef cooking system for use in convenience stores and other retail outlets, customization of the Company's proprietary software systems (incorporated in the technological platform of its products), if and as needed for the successful integration of the Company's products and services with its customers' existing foodservice operating systems; and the Company's continuing efforts to exploit other of the many potential market applications for the TurboChef technologies.

     The Company believes that the versatility of its established technological platform will enable it to deliver a variety of innovative foodservice products to its customers and that future research and development costs will thus generally be incurred in connection with expanding the commercial applications of its technologies for targeted, customer-requested applications rather than general science research. In addition, to the extent the Company is engaged to develop products for its customers, the Company intends to require such customers to fund all or a portion of the related research and development costs.

     In connection with the Company's initial development efforts relating to the proposed Model E-l TurboChef cooking system, the Company entered into a joint venture agreement with Acadia International Limited, a corporation incorporated under the laws of the British Virgin Islands ("Acadia"), for the funding of such project, and formed AcadiaChef, Inc. ("AcadiaChef") for such purpose. It is intended that the Model E-l cooking system, in conjunction with a refrigerator/freezer to store food and a consumer operated fountain drink dispenser, will be capable of complete consumer operated food and beverage service from a small space with limited investment or cost to the operator. In connection with the development of this cooking system, Acadia invested a total of $350,000 in the project. However, pursuant to an agreement in June 1995, with an effective date of March 31, 1995, Acadia converted its entire $350,000 investment and accrued interest thereon into 233,334 shares of Common Stock (a conversion rate of $1.50 per share, the market price of the Common Stock on the date of the Acadia Agreement) and received an option to purchase 262,500 shares of Common Stock at $2.50 per share ($.50 per share above the market price of the Common Stock on the date of the termination of the Acadia Agreement) per share and, as a consequence, Acadia's interest in AcadiaChef and the Model E-1 project was eliminated. However, the Company continues its development activities relative to the consumer operated TurboChef cooking system.

COMPETITION

     The cooking and warming segment of the foodservice equipment market is characterized by intense competition. The Company competes with numerous well-established manufacturers and suppliers of conventional commercial ovens, grills and fryers (including those which cook through the use of conduction, convection, induction, air impingement, infrared and/or microwave heating methods). In addition, the Company is aware of others who are developing, and in some cases have introduced, new ovens based on high-speed heating methods and technologies. Although the Company is not aware of any competitive products, either being marketed or under development, which it believes are functionally equivalent to the TurboChef cooking system (i.e. that can produce the variety of food items, cooked to the same high quality standards, at the same speeds), there can be no assurance that other companies with the financial resources and expertise that would encourage them to attempt to develop competitive products do not have or are not currently developing functionally equivalent products, or that functionally equivalent products will not become available in the near future. Most of the Company's competitors possess substantially greater financial, marketing, personnel and other resources than the Company and have established reputations relating to the development, manufacture, marketing and service of cooking equipment. Among the Company's major competitors in the cooking and warming segment of the foodservice equipment market are: The Middleby Corporation and certain of its subsidiaries; the commercial foodservice equipment division of Welbilt Corporation, including, Lincoln Foodservice Products, Inc.; Quadlux, Inc.; Vulcan-Hart Corporation, a subsidiary of Premark International, Inc.; the Blodgett Oven Company, Inc., a subsidiary of G. S. Blodgett Corp.; Groen, Inc., a subsidiary of Dover Corporation; and Franklin Products, Inc.

     The Company competes on the basis of product performance, innovative technologies, product features, quality, reliability and service. However, because other commercial oven and grill products currently offered by competitors of the Company are available at prices which may be substantially below the price of a TurboChef cooking system, potential customers may elect, during general economic downturns or otherwise, to purchase such lower priced products.

     The market for the Company's products and technologies is characterized by changing technology and evolving industry standards. The Company's ability to compete successfully will depend, in large part, on its ability to continually enhance and improve its existing products, complete development and introduce to the marketplace in a timely manner its proposed products, adapt its products to the needs of its customers and potential customers successfully develop and market new products and continue to improve operating efficiencies and lower manufacturing costs. There can be no assurance that the Company will be able to compete successfully, that competitors will not develop technologies or products that render the Company's products obsolete or less marketable, or that the Company will be able to successfully enhance its products, develop new products or lower costs, when and as needed.

REGULATION AND ACCREDITATION

     The Company is subject to regulations administered by various federal, state, local and international authorities (including those limiting radiated emissions from the Company's cooking system products) which impose significant compliance burdens on the Company. Failure to comply with these regulatory requirements may subject the Company to civil and criminal sanctions and penalties. While the Company believes that it, as well as its currently available TurboChef cooking systems, are in compliance in all material respects with all laws and regulations applicable to the Company and such products, including those administered by the United States Food and Drug Administration, the Federal Communication Commission and the European Community Council, there can be no assurance of such compliance. The Company intends to test, from time to time, the cooking systems manufactured for it to confirm their continued compliance with applicable regulatory requirements. Management believes that compliance with these laws and regulations will not require substantial capital expenditures or have a material adverse effect on the Company's future operations.

     New legislation and regulations, as well as revisions to existing laws and regulations (at the federal, state and local levels, in the United States and/or in foreign markets) affecting the foodservice equipment industry may be proposed in the future. Such proposals could affect the Company's operations, result in material capital expenditures, affect the marketability of the Company's existing products and technologies and/or could limit or create opportunities for the

Company with respect to modifications of its existing products or with respect to its new or proposed products or technologies. In addition, an expanded level of operations of the Company in the future could require the Company to modify or alter its methods of operation at costs which could be substantial and could subject the Company to increased regulation, and expansion of the Company's operations into additional foreign markets may require the Company to comply with additional regulatory requirements.

     The Company has received certification from Underwriter's Laboratories, Inc. ("UL/R/") as to compliance of the Company's Model D-2 TurboChef cooking system with applicable UL/R/ requirements relating to product safety accreditation standards and, with the applicable requirements of the National Sanitation Federation ("NSF") relating to cleanability and sanitation accreditation standards. UL/R/ and NSF are agencies which have established certain standards for a variety of categorized products and can be engaged to inspect a manufacturer's products for compliance with the applicable standards. Certification by each agency authorizes the marking of any such product with the agency's labels, which indicates that the product is approved by the agency for such use. Such certifications, which require periodic renewal, only represent compliance with established standards and are not legally required. However, failure by the Company to comply with these accreditation standards in the future could have a material adverse effect on the Company's marketing efforts. In addition, the Company has met the requirements necessary to apply the "CE" mark (which indicates compliance with the European Community Council directive relating to electromagnetic compatibility and low voltage) to its Model D-2 TurboChef cooking systems. As an equipment manufacturer, the Company is allowed to "self-certify" compliance with this directive and have a third party attest to the results. The Company is required by law to meet this European Community Council directive in order to apply the "CE" mark and thereby sell its cooking systems in the European Union.

WARRANTY AND SERVICE

     The Company offers to purchasers a one-year limited warranty covering the TurboChef cooking system's workmanship and materials, during which period the Company or its authorized service representative will make repairs and replace parts which become defective due to normal use. The Company is also making available for purchase by the customer an extended limited warranty for up to an additional four years. There will be an additional charge for this extended warranty which will cover the same service elements as the initial one year warranty.

     Although the cost of servicing TurboChef cooking systems has not been material to date and the Company believes that it has experienced warranty costs in accordance with generally accepted industry standards, there can be no assurance that future warranty expenses will not have an adverse effect on the Company. In those areas where TurboChef cooking systems are located, the Company has established relationships with independent factory authorized service representatives which provide installation and repair services and carry a parts inventory. In addition, the Company intends to establish a national and global parts and service network of independent factory authorized service representatives, capable of supporting a significant increase in TurboChef cooking system installations.

INSURANCE

     The Company is engaged in a business which could expose it to possible liability claims from others, including from foodservice operators and their staffs, as well as from consumers, for personal injury or property damage due to design or manufacturing defects or otherwise. The Company maintains a general liability insurance policy (which includes products liability coverage) that is subject to a $1,000,000 per occurrence limit with a $2,000,000 aggregate limit and a $3,000,000 umbrella liability insurance policy to cover claims in excess of the limits of its liability insurance, which the Company believes is adequate coverage for the type of products currently marketed. In addition, the Company believes that its third party manufacturers currently maintain similar levels of liability insurance.

PATENTS AND PROPRIETARY RIGHTS

     The Company holds three United States patents which cover certain fundamental aspects of the Company's high-speed cooking technologies and the Company has pending patent applications or patents corresponding to one or more of these United States patents filed in 7 countries (including the 16 or 17 countries of the European Patent Convention as a single country). These patents expire in 2011, 2013 and 2014. The Company has also applied for one United States patent relating to the Company's "par-baked" pizza dough setting technology, which application has been allowed. The patent laws of other countries may differ from those of the United States as to the patentability of the Company's technologies and products and the degree of protection afforded. The Company believes that its patents and patent applications provide it with a competitive advantage. Accordingly, in the event the Company's products and technologies gain market acceptance, patent protection would be important to the Company's business. There can be no assurance as to the breadth or degree of protection which existing or future patents, if any, may afford the Company, or that any patent applications will result in issued patents, or that the Company's patent rights will be upheld if challenged, or that competitors will not develop similar or superior methods or products outside the protection of any patents issued to the Company.

     The Company believes that product and brand name recognition is an important competitive factor in the foodservice equipment industry. Accordingly, the Company promotes the TurboChef name in connection with its marketing activities. The Company holds a United States trademark registration for the TurboChef name and a service mark registration for its slogan, "Changing the Way Good Food Is Served(R)".

     The Company also relies on trade secrets and proprietary know-how, and typically enters into confidentiality and non-competition agreements with its employees and appropriate suppliers and manufacturers, to protect the concepts, ideas and documentation relating to its proprietary technologies. However, such methods may not afford the Company complete protection either. There can be no assurance that others will not independently obtain access to the Company's trade secrets and know-how or independently develop products or technologies similar to those of the

Company. Since the Company believes that its proprietary technologies are important to its business, failure to protect such information could have a material adverse effect on the Company.

EMPLOYEES

     As of March 15, 1997, the Company employed 35 persons, of whom 33 are full-time employees, including its four executive officers. Of its employees, nine are engaged in design engineering, seven are engaged in manufacturing engineering and technical service, ten are engaged in sales, marketing, and foodservice concept and product development, and nine are engaged in administration. None of the Company's employees are represented by labor unions. The Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS OF THE COMPANY

 The executive officers of the Company as of March 15, 1997, were as follows:

             NAME               AGE                POSITION(S)
             ----               ---                -----------
Jeffrey B. Bogatin............  48      Chairman of the Board of Directors

Philip R. McKee...............  40      President, Chief Executive Officer

Dennis J. Jameson.............  43      Executive Vice President, Chief
                                        Financial Officer, Secretary and
                                        Treasurer

Steven R. Leipsner............  56      Vice President and Chief Operating
                                        Officer

Robert S. Briggs, Jr. ........  59      Vice President - Engineering



     JEFFREY B. BOGATIN, a co-founder of the Company, has been Chairman of the Board of the Company since its inception. He was also Treasurer of the Company until June 1996. Since 1975, Mr. Bogatin has served as President of Whitemarsh Industries, Inc., which is engaged in manufacturing and importing ladies apparel and making venture capital investments.

     PHILIP R. MCKEE, a co-founder of the Company, has been President, Chief Executive Officer and a director of the Company since its inception. He was also Secretary of the Company until January 1994. From May 1989 until November 1991, Mr. McKee was President of Microgold, Inc., a food product manufacturing company, and from January 1986 until April 1989, he served as President of Tracer, Inc., a technology development and operations company.

     DENNIS J. JAMESON was elected Executive Vice President and Chief Financial Officer of the Company in December 1995, Treasurer in June 1996 and Secretary in January 1997. From November 1988 to May 1995, he served as a director, Senior Vice President Finance and Administration, and Chief Financial Officer of Black-eyed Pea Restaurants, Inc. in Dallas, Texas, which operated casual dining and quick service Mexican restaurants located primarily in the Southwest and Southeast.

     STEVEN R. LEIPSNER was elected Vice President and Chief Operating Officer
of the Company in January 1997.   From October 1993 to December 1996, Mr.
Leipsner served as President and Chief Executive Officer of KRI, a franchisee of the Italian Oven Concept located in Texas. From October 1992 to September 1993, he served as Chairman of the Board, President and Chief Executive Officer of S & A Restaurant Corp., an owner of the 150 unit Steak & Ale Restaurant chain and 220 Bennigan's Restaurants. From June 1989 to October 1992, Mr. Leipsner was President and Chief Executive Officer and Chairman of the Board of Service America Corporation, a food service management contractor with annual revenues in excess of $1.2 billion. From 1978 to 1989, he served as an Executive Vice President within Marriott Corporation's restaurant division.

     ROBERT S. BRIGGS, JR. was elected Vice President - Engineering of the Company in March 1995. From November 1993 to February 1995, he served as the Company's Chief Engineer. From February 1993 to November 1993, he served as Executive Vice President of Cyten Circuit Design Corporation ("Cyten"), a contract engineering and manufacturing company, where he was responsible for manufacturing engineering on the TurboChef project. From July 1988 to February 1993, Mr. Briggs was employed by Comar, Inc., an engineering design company, serving as Vice President of Engineering from July 1988 to February 1991 and as President from February 1991 to February 1993. Mr. Briggs co-founded Spectradyne, Inc., a provider of in-room pay-per-view movies to the hotel industry, and, from 1974 to 1988, he served first as its Director of Engineering, then as Vice President of Engineering and later as Vice President of Technology.


ITEM 2    PROPERTIES
          ----------

     The Company owns no real estate. The Company leases approximately 11,000 square feet of space at 10500 Metric Drive, Dallas, Texas, which it uses for executive offices, technology development, sales and marketing, limited assembly and other purposes, under a lease agreement which expires on May 31, 2000. The Company also leases approximately 3,000 square feet of space at 5151 Beltline Road, Dallas, Texas in which its sales and marketing staff will reside effective April 15, 1997, pursuant to a lease that is scheduled to expire on April 15, 2000.

     In addition, the Company leases approximately 2,000 square feet of general office space at 126 East 56th Street, New York, New York, pursuant to a lease that is scheduled to expire on November 30, 1997.

     The Company believes that its facilities are generally well maintained, in good operating condition and adequate for its current needs.

ITEM 3    LEGAL PROCEEDINGS
          -----------------

     Neither the Company nor any of its subsidiaries is a party to any pending legal proceedings, other than ordinary routine litigation incidental to its business, none of which is material.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year covered by this report.

                                 PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          ---------------------------------------------------------------------

     The Company's common stock has been traded on the NASDAQ SmallCap Market ("NASDAQ") under the symbol "TRBO" since the Company's initial public offering in April 1994. Prior to that time, there was no public market for the Company's common stock. The following table sets forth the high and low bid quotations for the common stock for the periods indicated (as adjusted to give retroactive effect to the Company's 2-for-1 stock split effected on December 29, 1995) as reported by NASDAQ. The NASDAQ per share quotations represent inter-dealer prices without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

     PERIOD                                             HIGH        LOW
     ------                                             ----        ---

 Year Ended December 31, 1996

     First Quarter                                      14 3/4     11 1/2

     Second Quarter                                     19 1/2     13

     Third Quarter                                      12          7 5/8

     Fourth Quarter                                     22 1/4      8 1/4


Year Ended December 31, 1995

     First Quarter                                       1 3/4      1

     Second Quarter                                      9 5/8      1

     Third Quarter                                      15 1/2      6 1/2

     Fourth Quarter                                     14 7/8      8 5/8

As of March 15, 1996, there were approximately 83 holders of record of the Company's common stock.

DIVIDENDS

     The Company has not paid cash dividends on the common stock since its organization and does not expect to pay any cash dividends on the common stock in the foreseeable future. The Company instead intends to continue a policy of retaining earnings for the Company's operations and planned expansion of its business. Any future cash dividends would depend on future earnings, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors.

ITEM 6    SELECTED FINANCIAL DATA
          -----------------------

     The following summary of selected financial data has been derived from the more detailed Financial Statements and Notes thereto of the Company contained elsewhere in this report or previous reports.

                                                        Year Ended December 31,
                                ---------------------------------------------------------------------------
                                   1996            1995            1994             1993           1992
                                   ----            ----            ----             ----           ----
STATEMENT OF OPERATINS DATA:

Revenues                        $  2,802,364    $ 1,228,111     $   249,883     $    13,306     $      -

Net Loss                        $ (2,941,413)   $(1,585,268)    $(3,181,519)    $(3,408,884)    $(1,150,214)

Net Loss per Share              $      (0.22)   $     (0.13)    $     (0.29)    $     (0.78)    $     (0.36)

Weighted Average Number of
Shares Outstanding                13,339,431     12,451,786      11,120,282       4,374,944       3,210,833


BALANCE SHEET DATA:

Working Capital                 $  8,522,752    $ 1,083,190     $ 1,029,070     $(1,330,470)    $   217,120

Total Assets                    $  9,743,288    $ 2,217,870     $ 1,966,047     $   695,161     $   648,672

Total Liabilities               $    810,131    $   769,857     $ 1,735,973     $ 3,622,705     $ 2,045,318

Accumulated Deficit             $(12,614,605)   $(9,673,192)    $(8,087,924)    $(4,906,405)    $(1,497,521)

Stockholders' Equity            $  8,933,157    $ 1,448,013     $   230,074     $(2,927,544)    $(1,396,646)


ITEM 7   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         ---------------------------------------------------------------------
         OF OPERATIONS
         -------------
GENERAL

     Although the Company was organized in April 1991, it was not until March 1994 that it began the initial commercial roll-out of the Model D-1 TurboChef cooking system, its first commercial product, and not until June 1995 that it entered into the initial Whitbread contract, its first major contract, and commenced shipment of its Model D-2 TurboChef cooking system. Prior to such time, the Company was engaged primarily in research and development, limited production operations and test marketing of prototype cooking systems. As a result, to date, the Company has generated limited revenues and incurred substantial operating losses in each year of its operations (including net losses of $2,941,413, $1,585,268 and $3,181,519 for the years ended December
31, 1996, 1995 and 1994, respectively) resulting in an accumulated deficit of $12,614,605 as of December 31, 1996. The Company anticipates that it will continue to incur significant operating expenses in the future, including in connection with the Company's ongoing development activities relating to new product applications for its proprietary foodservice technologies, the training and set-up of additional third-party manufacturing sources and the continued implementation of the Company's marketing plans. The Company's future profitability will thus depend upon, among other things, corresponding increases in revenues from operations to offset these expenditures.

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

     Revenues for the year ended December 31, 1996 were $2,802,364, an increase of $1,574,253, when compared to revenues of $1,228,111 for the year ended December 31, 1995. This increase is primarily attributable to greater cooking system unit sales to Whitbread in 1996 compared to 1995 and increased sales of replacement parts. The 1996 revenues also include $12,000 from a customer of the Company for licensing of the Company's proprietary dough-setting process.

     Cost of sales for the year ended December 31, 1996 was $2,306,708, an increase of $1,320,577 when compared to $986,131 for cost of sales in the prior year. This increase is attributable to greater cooking system unit sales, greater sales of replacement parts, adjustments for inventory made obsolete by the migration from the D-1 to the D-2 model and the establishment of a reserve for future warranty expense. The increases are partially offset by a reduction in the per unit manufacturing cost in 1996.

     Gross profit on sales for the year ended December 31, 1996 increased $308,191 to $482,191, when compared to gross profit on sales of $174,000 during the prior year. The increase is a result of the greater system unit sales, primarily to Whitbread.

     Gross margin for the year ended December 31, 1996 was 17% of sales, compared to 15% of sales for the year ended December 31, 1995. The percentage increase is attributable to a reduced per unit manufacturing cost which resulted from increased production volume and cost reduction engineering in 1996, offset by the incremental costs associated with the establishment of a warranty reserve and the write-off of obsolete D-1 inventory in 1996. The effect of the inventory adjustments resulting from the D-1 inventory obsolescence was to decrease gross margin by approximately 3% of sales in 1996.

     Research and development expenses for the year ended December 31, 1996 increased $256,836, to $681,161 from $424,325 for the year ended December 31, 1995. The increase was due to the Company's ongoing efforts to advance its technologies and product offerings through construction of a residential prototype, the completion of a reduced size commercial system prototype and the development of significant technological improvements to the D-2 commercial model.

     Selling, general and administrative expenses for the year ended December 31, 1996 increased $1,495,516, to $3,011,633 from comparable expenses of $1,516,117 for 1995. The increased expense is attributable to the planned addition of key personnel in the sales and manufacturing areas, the additional travel to serve international customers and the establishment of two new contract manufacturing facilities. Also contributing to the increase in these expenses are non-recurring charges in the third and fourth quarters of 1996 of approximately $683,000. These non-recurring charges consist primarily of the cost of the field upgrade of Whitbread cooking systems with performance enhancing technological improvements and the write-off of start up costs associated with the termination of a contract manufacturer.

     Interest income net of interest expense for the year ended December 31, 1996 was income of $255,725 compared to expense of $18,806 for the year ended December 31, 1995. The increase in income is attributable to the income received on the investment of the net proceeds from the secondary public offering of Common Stock in June 1996 (the "June 1996 Offering").

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED DECEMBER 31, 1994

     Revenues for the year ended December 31, 1995 were $1,228,111, an increase of $978,228, when compared to revenues of $249,883 for the year ended December 31, 1994. This increase is primarily attributable to greater system unit sales to Whitbread in the last four months of fiscal 1995. Until September 1995, cooking systems were only sold to small accounts and on a test basis to chain accounts. Additional revenues recognized in 1995 included $60,000 received from Whitbread for modifying the TurboChef cooking system to meet its unique requirements and revenues received from the licensing of the Company's proprietary dough-setting process.

     Cost of sales for the year ended December 31, 1995 was $986,138, an increase of $790,651 when compared to $195,473 for cost of sales in the prior year. This increase is consistent with greater cooking system unit sales.

     Gross profit on sales for the year ended December 31, 1995 increased $119,590 to $174,000, when compared to gross profit on sales of $54,410 during the prior year. The increase is a result of the increase in system unit sales, primarily to Whitbread.

     Gross margin for the year ended December 31, 1995 was 15% of sales compared to 22% of sales for the year ended December 31, 1994. The percentage decrease is attributable primarily to the reduced cooking system unit selling price under the Whitbread Contract for a significant quantity of ovens, as compared to the higher oven unit selling price realized on small quantity purchases in fiscal 1994. The margin decrease is partially offset by a reduced per unit manufacturing cost as a result of increase production volume and cost reduction programs implemented during the fourth quarter of 1995.

     Prototype and demonstration inventory was comprised primarily of prototype cooking systems, which the Company used temporarily as demonstration equipment. During the year ended December 31, 1993, the Company recorded a provision for impairment of such inventory of $427,914 and, during the year ended December 31, 1994 the Company expensed the remaining inventory value of $164,945.

     Research and development expenses for the year ended December 31, 1995 decreased $295,664, to $424,325 from research and development expenses of $719,989 for the year ended December 31, 1994. This decrease is primarily attributable to staff reductions, lower prototype parts costs and reduced governmental certification and accreditation fees, reflecting the completion of the development of the TurboChef commercial cooking system (the Company's Model D Series).

     Selling, general and administrative expenses for the year ended December 31, 1995 decreased $567,109, to $1,516,117 from comparable expenses of $2,083,226 for fiscal 1994. This decrease is attributable to staff reductions, reduced travel and trade show participation, and reduced legal and accounting fees during 1995, partially offset by an increase in public relations expenses and investor relations costs as a result of the Company's first public stockholders' meeting held during the year ended December 31, 1995.

     Interest expense net of interest income for the year ended December 31, 1995 decreased $248,963 to $18,806 from $267,769 for the year ended December 31, 1994. The decrease is attributable to reduced average borrowing levels, as a result of approximately $1,100,000 of outstanding indebtedness and accrued interest to the majority stockholder of the Company being exchanged for 457,892 shares of Common Stock in March 1995. Interest received on the unexpended proceeds from the Company's April 1994 IPO reduced net interest in 1994, partially offsetting the impact of the decrease in interest expense in 1995.

     Other income of $132,000 represents the forfeiture, during the year ended December 31, 1995, of a customer's 1992 sales deposit, which occurred as a result of the customer's abandonment of a restaurant concept that it had previously intended to develop.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements in connection with its product and technology development and marketing efforts have been and will continue to be significant. In addition, capital is required to operate and expand the Company's operations. Since its inception, the Company has been substantially dependent on loans and capital contributions from its principal stockholders, private placements of its securities, the proceeds from the initial public offering of common stock in April 1994 ( the "April 1994 IPO") and the June 1996 Offering to fund its activities.

     At December 31, 1996, the Company had working capital of $8,522,752 as compared to working capital of $1,083,190 at December 31, 1995. The $7,439,562 working capital increase from December 31, 1995 resulted primarily from the net proceeds received from the June 1996 Offering of $10,349,038 offset by the operating loss of $2,941,413 incurred by the Company for the year ended December 31, 1996. For the year ended December 31, 1996, accounts receivable turnover improved to 7.2 from 5.9 during the year ended December 31, 1995 as a result of more favorable timing of payments from Whitbread.

     Cash used in operating activities was $2,817,556 for the year ended December 31, 1996 as compared to cash used in operating activities of $1,581,146 for the year ended December 31, 1995. The increase is a result of a $1,356,145 increase in operating losses, an increase in prepaid expenses of $164,334 relating to deposits paid to contract manufacturers for system deliveries, and an increase in inventories of $147,189 required to facilitate field upgrades and support increased numbers of systems in the field. These are offset by a $379,777 increase in accrued expenses which relate to the establishment of reserves for future warranty and upgrade costs and accrued payroll costs. Cash used in investing activities for the year ended December 31, 1996 was $7,502,578 as a result of the $7,309,431 purchase of marketable securities with a portion of the net proceeds of the June 1996 Offering along with equipment purchases and patent costs. Cash provided by financing activities was $10,154,417 for the year ended December 31, 1996, which represents primarily the net proceeds from the June 1996 Offering of $10,349,038 and the proceeds from notes payable to stockholders of $285,000, offset by the repayment of notes payable to stockholders of $570,000. At December 31, 1996, the Company had cash and cash equivalents of $477,166, compared to cash and cash equivalents of $642,883 at December 31, 1995.

     In April 1994, the Company consummated the April 1994 IPO, pursuant to which the Company sold 2,600,000 shares of Common Stock for aggregate net proceeds to the Company (after deducting underwriting discounts and commissions and other expenses of the offering) of $5,237,007.

     In November 1994, the Company and Acadia International Limited, a corporation incorporated under the laws of the British Virgin Islands ("Acadia"), entered into an agreement to jointly develop a new consumer-operated TurboChef cooking system (the Model E-1 TurboChef cooking system) for use in retail locations (the "Acadia Agreement"). Pursuant to the Acadia Agreement, Acadia committed to invest up to $1,200,000 in the Model E-1 project, over a period of 16 months, for which it was ultimately to receive between a 20% and 30% (depending on various circumstances) ownership interest in AcadiaChef, Inc. ("AcadiaChef"), the entity formed in connection with this joint venture to commercialize the proposed Model E-1 cooking system. Each of the Company and Acadia had the option, however, of terminating the Acadia Agreement prior to such time, whereupon Acadia's investment would be returned to it pursuant to certain agreed upon terms, as outlined below, and its interest in AcadiaChef and the E-1 project would be eliminated. As of March 31, 1995, the Company had completed an initial prototype of the Model E-1 TurboChef cooking system and Acadia had invested a total of $350,000 in the project pursuant to the terms of the Acadia Agreement. The Company elected at such time to terminate its arrangement with Acadia. Pursuant to the terms of the Acadia Agreement, upon such termination, Acadia had the option of (i) having its investment returned to it, plus interest accrued thereon at the rate of 10% per annum, in cash and receiving an option to purchase 350,000 shares of Common stock at $1.50 per share (the market price of the Common Stock on the date of the Acadia Agreement), or (ii) having its investment returned to it, without interest, in the form of Common Stock, i.e. converting the principal amount of its investment into 233,334 shares of Common Stock, based on a conversion rate of $1.50 per share, and receiving an option to purchase 525,000 shares of Common Stock at $2.50 per share. Instead, the Company was able to reach an agreement with Acadia in June 1995, with an effective date of March 31, 1995, whereby Acadia converted its $350,000 investment, foregoing the accrued interest thereon, into an aggregate of 233,334 shares of Common Stock and received the Acadia Option to purchase 262,500 shares of Common Stock at $2.50 per share.

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

     In June 1996 the Company consummated the June 1996 Offering, an underwritten public offering of 800,000 shares of Common Stock which resulted in aggregate proceeds of approximately $10,301,000, net of the underwriter's discount and other offering costs of $1,699,491.

FORWARD LOOKING STATEMENTS

     The Company is utilizing the proceeds from the June 1996 Offering to expand its operations, including, among other things, to continue its product development activities and marketing efforts and to set-up additional third-party production operations for the manufacture of the Company's cooking systems. The Company anticipates, based on its currently proposed plans and assumptions relating to its operations (including assumptions regarding the progress of its research and development efforts and its ability to reduce cooking system production costs) that its current cash and cash equivalent balances and anticipated revenues from operations, will be sufficient to fund its operations and satisfy its contemplated capital requirements for at least the next 15-18 months. In the event that the Company's plans change, or its assumptions change or prove to be incorrect, or cash balances and anticipated revenues otherwise prove to be insufficient, the Company would be required to revise its plan of operations (which revision would include a significant reduction in operating costs) and/or seek additional financing prior to the end of such period. In March 1996, Messrs. Bogatin and McKee made a commitment to provide financial support (if and as required) to enable the Company to meet its obligations through June 1997. This commitment was made prior to the June 1996 offering, when the Company had minimal cash reserves and the timing and likelihood of success of the Offering could not be guaranteed. The Company has no other current arrangements with respect to, or sources of, additional financing. There can thus be no assurance that additional financing will be available to the Company, if and when needed, on commercially reasonable terms, or at all.

     Although the Company intends to use a substantial portion of the proceeds of the June

1996 Offering to implement the next phase of its business strategy in an effort to expand its current level of operations and grow the Company's business, the Company's future performance will be subject to a number of business factors, including those beyond the Company's control, such as economic downturns and evolving industry needs and preferences, as well as to the level of the Company's competition and the ability of the Company to successfully market its products and effectively monitor and control its costs. The Company believes that increases in revenues sufficient to offset its expenses and result in its profitability could be derived from its currently proposed plans within the next 12 months, if successfully completed. These plans include: (i) complete the deliveries of those TurboChef cooking systems contemplated by the latest Whitbread contract and Southland's initial purchase order, (ii) utilize the awareness created by the Whitbread relationship and extend the Company's marketing and sales efforts into other countries within the European Union, (ii) further develop the Company's relationship with Southland and thereby increase product sales to Southland, (iii) obtain initial purchase orders from additional regional or national foodservice operators, (iv) introduce additional new products, such as its proposed residential cooking system and CUB models, (v) establish a dealer sales network and (vi) further reduce the Company's manufacturing costs. However, there can be no assurance that the Company will be able to successfully implement any of the foregoing plans, that either its revenues will increase or its rate of revenue growth will continue or that it will eve be able to achieve profitable operations.

     This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain certain forward looking statements and information that are based on the beliefs of the Company's management as well as estimates and assumptions made by, and information currently available to, the Company's management. When used in SEC Filings, the words "anticipate", believe", "estimate", "expect", "future", "intend", "plan", and similar expressions, as they relate to the Company or the Company's management, identify forward looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the segments of the foodservice industry served by the Company, the costs of product development and other risks and uncertainties, in addition to any uncertainties specifically identified in the text surrounding such statements, uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, business partners, and competitors, legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary significantly from those anticipated, believed, estimated, expected, intended or planned.

     As of December 31, 1996, the amount of backlog orders believed to be firm was approximately $4 million, as compared to approximately $3 million as of December 31, 1995. The Company anticipates that substantially all of such backlog will be filled during the current year.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

     The financial statements are set herein commencing on page F- 1 of this report.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     Not applicable.

                                 PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     The information required by this item is contained in the definitive proxy materials of the Company to be filed in connection with its 1997 Annual Meeting of Stockholders, except for the information regarding executive officers of the Company which is contained in Part I of this Annual Report on Form 10-K. The information required by this item contained in such definitive proxy material is incorporated herein by reference.

ITEM 11   EXECUTIVE COMPENSATION
          ----------------------

     The information required by this item is contained in the definitive proxy materials of the Company to be filed in connection with its 1997 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The information required by this item is contained in the definitive proxy materials of the Company to be filed in connection with its 1997 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     The information required by this item is contained in the definitive proxy materials of the Company to be filed in connection with its 1997 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                 PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

(a)  The following documents are filed as part of this report:

     1.            Financial Statements
     2.            List of Financial Statement Schedules (None)
     3.            List of Exhibits

Exhibit No.   Description
-----------   -----------

3.1           Restated Certificate of Incorporation.  (1)

3.2           Restated By-Laws.  (1)

4.1           Form of Certificate for Common Stock  (1)

10.1 Form of Stock Option Agreement between stockholders of the Company and certain other persons dated as of August 10, 1991
              (1)

10.2          Stock Option Plan, as amended.  (1)

10.3 Shareholders and Registration Rights Agreement among the Company, Jeffrey B. Bogatin and Philip R. McKee dated May 15, 1993, together with Amendment to Shareholders and Registration Rights Agreement dated as of December 31,1993. (1)

10.4 Stock Purchase Agreement with Donald J. Gogel dated April 17, 1993, together with Amendment to Stock Purchase
              Agreement dated as of December 31, 1993.  (1)

10.5          Consulting Agreement with Whale Securities Co., L.P.
              dated April 14, 1994.  (2)

10.6          Warrant Agreement with Whale Securities Co., L.P.
              dated April 7, 1994.  (2)

10.7 Amendment No. 1 dated as of June 12, 1996 to the Warrant Agreement between the Company and Whale Securities Co., L.P. dated as of April 14, 1996. (6)

10.8          Warrant Agreement between the Company and Whale
              Securities Co., L.P. dated as of June 17, 1996.  (7)

10.9          Leasing Agreement with Tower 56 Partners dated January 8, 1993.
              (1)

10.10         Second Extension of Term Agreement with Tower 56
              Partners dated December 1, 1995.  (5)

10.11 Lease Agreement with The Fidelity Mutual Life Insurance Company, in Rehabilitation, dated August 24, 1995. (5)

10.12 Lease Agreement with The Fidelity Mutual Life Insurance Company, in Rehabilitation, dated March 21, 1996. (4)

10.13 Agreement with Jeffrey B. Bogatin converting debt into equity dated as of March 15, 1995. (3)

10.14 Option Agreement between the Company and Acadia International Limited dated as of March 31, 1995. (5)

10.15         Promissory Note dated December 29, 1995, issued to Philip R.
              McKee by the Company. (5)

10.16         Promissory Note dated March 30, 1996 issued to Philip R.
              McKee by the Company.  (4)

10.17         Promissory Note dated March 30, 1996 issued to Jeffrey B.
              Bogatin by the Company.  (4)

10.18 Purchase Contract between the Company and Whitbread PLC dated June 30, 1995. (4)

10.19 Purchase Contract between the Company and Whitbread PLC dated December 27, 1995. (4)


10.20         Purchase Order from The Southland Corporation dated
              December 13, 1996. (8)

10.21 Purchase Contract between the Company and Whitbread PLC dated February 18, 1997. (8)

10.22         Employment Agreement with Philip R. McKee dated March 1, 1996.
              * (1)

___________________
* Management contract or compensation plan or arrangement.

10.23         Letter Agreement dated February 6, 1996 by and among Jeffrey B.
              Bogatin, Philip R. McKee and the Company. (4)

10.24         Letter Agreement between the Company and Joseph F.
              Fogliano dated June 26, 1996. (6)

10.25         Lease Agreement with Prestonwood Tower dated March 20, 1997. (7)

11 Statement Re: Computation of Per Share Earnings is not necessary because the computation of per share earnings on both a primary and fully diluted basis can be clearly determined from this report. (4)

21            Subsidiaries of the Company (4)

________________

   (1) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-75008), and incorporated herein by reference.

   (2) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1994, and incorporated herein by reference.

   (3) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference.

   (4) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-2992), and incorporated herein by reference.

   (5) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference.

   (6) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996, and incorporated herein by reference.

   (7)   Filed herewith.

   (8) Filed herewith in redacted form pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended (the "Act"). Filed separately in unredacted form subject to a request for confidential treatment pursuant to Rule 406 under the Act.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           TURBOCHEF, INC.


                                           By: /s/ PHILIP R. MCKEE
                                              ----------------------------------
                                              Philip R. McKee
                                              President, Chief Executive Officer
                                              and Director

Dated March 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:



/s/ Jeffrey B. Bogatin    Chairman of the Board and             March 28, 1997
------------------------  Director
    Jeffrey B. Bogatin


/s/ Philip R. McKee       President, Chief Executive Officer    March 28, 1997
------------------------  and Director (Principal Executive
    Philip R. McKee       Officer)


/s/ Dennis J. Jameson     Executive Vice President, Chief       March 28, 1997
------------------------  Financial Officer (Principal
    Dennis J. Jameson     Financial Officer)



/s/ Donald J. Gogel       Director                              March 28, 1997
------------------------
    Donald J. Gogel



/s/ Joseph F. Fogliano   Director                               March 28, 1997
------------------------
    Joseph F. Fogliano

                         INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report                                    F-2

Financial Statements:
 Balance Sheets as of December 31, 1996 and 1995                F-3
 Statements of Operations for the years ended
   December 31, 1996, 1995 and 1994                             F-4
 Statements of Stockholders' Equity (Deficit)
   for the years ended December 31, 1996, 1995 and 1994         F-5
 Statements of Cash Flows for the years ended
   December 31, 1996, 1995 and 1994                             F-6
 Notes to Financial Statements                                  F-8

All financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


The Board of Directors and Stockholders
TurboChef, Inc.:


We have audited the accompanying financial statements of TurboChef, Inc. as listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TurboChef, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                             KPMG Peat Marwick LLP


Dallas, Texas
March 7, 1997

                                TURBOCHEF, INC.
                                BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995

                                                                      1996            1995
                                                                      ----            ----
                             Assets
                             ------
Current assets:
    Cash and cash equivalents                                      $   477,166        642,883
    Marketable securities available for sale,
         at market value                                             7,309,431           -
    Accounts receivable net of allowance for
         doubtful accounts of $16,000 in 1996 (note 11)                583,023        572,299
    Inventories                                                        686,272        539,083
    Prepaid expenses                                                   276,991         98,782
                                                                   -----------     ----------
                   Total current assets                              9,332,883      1,853,047
                                                                   -----------     ----------

Property and equipment:
    Leasehold Improvements                                              64,334         37,818
    Furniture and Fixtures                                             132,640         56,360
    Equipment                                                          350,719        305,718
                                                                   -----------     ----------
                                                                       547,693        399,896
    Less accumulated depreciation and amortization                    (242,579)      (154,330)
                                                                   -----------     ----------
                   Net property and equipment                          305,114        245,566
                                                                   -----------     ----------

Deferred offering costs                                                   -            48,529
Other assets                                                           105,291         70,728
                                                                   -----------     ----------
                   Total assets                                    $ 9,743,288      2,217,870
                                                                   ===========     ==========

              Liabilities and Stockholders' Equity
              ------------------------------------

Current liabilities:
    Note payable to stockholder (note 4)                           $      -           285,000
    Accounts payable                                                   340,575        404,293
    Accrued expenses                                                   415,091         35,314
    Sales deposits                                                      43,700         45,250
    Deferred revenue                                                    10,765           -
                                                                   -----------     ----------
                   Total current liabilities                           810,131        769,857
                                                                   -----------     ----------

Stockholder' equity (notes 4 and 7):
    Common stock, $.01 par value. Authorized 20,000,000
        shares.  Issued 13,785,244 and 12,867,078 shares
        at December 31, 1996 and 1995, respectively                    137,852        128,671
    Additional paid-in capital                                      21,577,249     10,992,534
    Accumulated deficit                                            (12,614,605)    (9,673,192)
    Treasury stock - at cost 8,315 shares in 1996                     (167,339)          -
                                                                   -----------     ----------
                   Total stockholders' equity                        8,933,157      1,448,013

Commitments (note 5)
                                                                   $ 9,743,288      2,217,870
                                                                   ===========     ==========

See accompanying notes to financial statements.

                                TurboChef, Inc.
                           Statements of Operations
                   Years ended December 31, 1996, 1995, 1994


                                                                        1996            1995           1994
                                                                        ----            ----           ----
Net sales                                                            $ 2,788,899      1,160,131       249,883
Other revenue                                                             13,465         67,980          -
                                                                     -----------     ----------    ----------
                          Total revenues                               2,802,364      1,228,111       249,883


Costs and expenses:
    Cost of goods sold                                                 2,306,708        986,131       195,473
    Provision for impairment of prototype and
       demonstration inventory                                              -              -          164,945
    Research and development expenses (note 10)                          681,161        424,325       719,989
    Selling, general, and administrative expenses (note 8)             3,011,633      1,516,117     2,083,226
                                                                     -----------     ----------    ----------
                       Total Costs and Expenses                        5,999,502      2,926,573     3,163,633
                                                                     -----------     ----------    ----------
                                                                      (3,197,138)    (1,698,462)   (2,913,750)
                                                                     -----------     ----------    ----------


Other income (expense):
    Interest income                                                      269,164         12,589        25,103
    Interest expense (notes 3 and 4)                                     (13,439)       (31,395)     (292,872)
    Forfeited sales deposit (note 9)                                        -           132,000          -
                                                                     -----------     ----------    ----------
                                                                         255,725        113,194      (267,769)
                                                                     -----------     ----------    ----------

                             Net Loss                                $(2,941,413)    (1,585,268)   (3,181,519)
                                                                     ===========     ==========    ==========

Loss per common share                                                $    ($0.22)         (0.13)        (0.29)
                                                                     ===========     ==========    ==========
Weighted average number of
    common shares outstanding                                         13,339,431     12,451,786    11,120,282
                                                                     ===========     ==========    ==========

See accompanying notes to financial statements.

                                TURBOCHEF, INC.
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                          Shares of                                                                     Total
                                        common stock                    Additional                                   stockholders'
                                         (notes 3, 4     Common          paid-in       Accumulated     Treasury        equity
                                           and 7)         stock          capital         deficit         stock        (deficit)
                                           -----         ------          -------         -------         -----        ---------
Balance, December 31, 1993                  9,189,334    $ 91,893        1,886,968     (4,906,405)         -        (2,927,544)
Issuance of stock to private                                                                                              -
    investors ($1.50 per share)                68,000         680          101,320           -             -           102,000
Initial public offering
    ($2.50 per share) net of
    offering cost of $1,262,993             2,600,000      26,000        5,211,007           -             -         5,237,007
Contributed capital                              -           -           1,000,000           -             -         1,000,000
Sale of warrants                                 -           -                 130           -             -               130
Net loss                                         -           -                -        (3,181,519)         -        (3,181,519)
                                          -----------    --------       ----------     ----------      --------     ----------
Balance, December 31, 1994                 11,857,334     118,573        8,199,425     (8,087,924)         -           230,074
Exchange of indebtedness and                                                                                              -
    accrued interest by a major
    stockholder                               457,892       4,579        1,140,151           -             -         1,144,730
Exercise of stock options                     200,000       2,000          498,000           -             -           500,000
Issuance of stock to officer
    ($6.75 per share)                         118,518       1,185          798,815           -             -           800,000
Exchange of indebtedness and
    accrued interest by Acadia Ltd.           233,334       2,334          356,143           -             -           358,477
Net loss                                         -           -                -        (1,585,268)         -        (1,585,268)
                                          -----------    --------       ----------     ----------      --------     ----------
Balance at December 31, 1995               12,867,078     128,671       10,992,534     (9,673,192)         -         1,448,013
Secondary public offering
    ($15.00 per share) net of
    offering cost of $1,699,491               800,000       8,000       10,292,509           -             -        10,300,509
Sale of warrants                                 -           -                  80           -             -                80
Issuance of stock in payment
    of director's fee                           2,000          20           27,730           -             -            27,750
Exercise of stock options                     116,166       1,161          264,396           -             -           265,557
Purchase of treasury stock (8,315 shares)        -           -                -              -         (167,339)      (167,339)
Net loss                                         -           -                -        (2,941,413)         -        (2,941,413)
                                          -----------    --------       ----------     ----------      --------     ----------
Balance at December 31, 1996               13,785,244    $137,852       21,577,249    (12,614,605)     (167,339)     8,933,157
                                          ===========    ========       ==========     ==========      ========     ==========

See accompanying notes to financial statements.

                                TURBOCHEF, INC.
                           STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                                       1996           1995          1994
                                                                       ----           ----          ----
Cash flows from operating activities:
   Net loss                                                        $ (2,941,413)   (1,585,268)   (3,181,519)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization                                  104,099        86,562        59,188
         Allowance for doubtful accounts                                 16,000            -             -
         Amortization of debt discount                                       -             -        163,400
           Impairment of prototype and demonstration
              inventory                                                      -             -        164,945
         Amortization of director compensation                           13,875            -             -
         Interest added to principal                                         -         21,070        43,901
         Increase in accounts receivable                                (26,724)     (509,013)      (60,635)
         Decrease (increase) in inventories                            (147,189)      275,397      (814,480)
         Decrease (increase) in prepaid expenses                       (164,334)       18,058      (113,146)
         Decrease (increase) in other assets                              2,856          (205)       (3,145)
         Increase (decrease) in accounts payable                        (63,718)      202,150       (78,269)
         Increase (decrease) in accrued expenses                        379,777        (2,136)     (184,912)
         Increase (decrease) in accrued interest                             -         (1,011)       30,118
         Increase in deferred revenue                                    10,765            -             -
         Decrease in sales deposits                                      (1,550)      (86,750)      (19,370)
         Other                                                           (7,919)           -             -
                                                                   ------------    ----------    ----------
              Net cash used in operating activities                  (2,825,475)   (1,581,146)   (3,993,924)
                                                                   ------------    ----------    ----------

Cash flows from investing activities:
   Purchase of marketable securities                                 (7,309,431)           -             -
     Acquisition of prototype and demonstration
       inventory                                                             -             -        (17,371)
   Purchase of equipment                                               (147,797)      (48,705)     (174,712)
   Additions to intangibles                                             (45,350)           -             -
                                                                   ------------    ----------    ----------
              Net cash used in investing activities                  (7,502,578)      (48,705)     (192,083)
                                                                   ------------    ----------    ----------

Cash flows from financing activities:
   Proceeds from notes payable                                               -        140,000       210,000
   Repayment of notes payable                                                -             -     (1,000,000)
   Proceeds from notes payable to stockholders                          285,000       285,000       305,298
   Repayment of notes payable to stockholders                          (570,000)      (21,232)     (305,298)
   Exercise of stock options                                            265,557       500,000            -
   Proceeds from sale of common stock                                12,000,000       800,000     6,602,000
   Proceeds from sale of warrants                                            80            -            130
   Purchase of treasury stock                                          (167,339)           -             -
   Offering costs                                                    (1,650,962)      (48,529)   (1,237,993)
                                                                   ------------    ----------    ----------
              Net cash provided by financing activities              10,162,336     1,655,239     4,574,137
                                                                   ------------    ----------    ----------

Net increase (decrease) in cash and cash equivalents                   (165,717)       25,388       388,130
Cash and cash equivalents at beginning of year                          642,883       617,495       229,365
                                                                   ------------    ----------    ----------
Cash and cash equivalents at end of year                           $    477,166       642,883       617,495
                                                                   ============    ==========    ==========

                                                                                                 (continued)

                                TURBOCHEF, INC.
                      STATEMENTS OF CASH FLOWS, CONTINUED

                                                               1996         1995          1994
                                                               ----         ----          ----
Supplemental disclosures of noncash financing
   activities:
    Exchange of indebtedness and accrued
      interest for common stock                              $   -        1,503,207          -
                                                             =======     ==========    ==========
    Contribution of note payable to additional
      paid-in capital                                        $   -             -        1,000,000
                                                             =======     ==========    ==========
    Interest payable added to principal                      $   -           74,012       264,959
                                                             =======     ==========    ==========
    Issuance of stock in payment of director's fee           $27,750           -             -
                                                             =======     ==========    ==========

Supplemental disclosures of cash flow information -
    interest paid                                            $13,439         11,337        55,454
                                                             =======     ==========    ==========

See accompanying notes to financial statements.

                                TURBOCHEF, INC.

                         Notes to Financial Statements

                          December 31, 1996 and 1995


(1) Summary of Significant Accounting Policies
    ------------------------------------------

    (a)  General
         -------

         TurboChef, Inc. (the Company) was incorporated on April 3, 1991. The Company is a foodservice technology company engaged primarily in designing, developing and marketing high-speed cooking systems. From its inception through February 1994, the operations of the Company were principally limited to conducting research and development, limited production operations and test marketing of prototype high-speed commercial cooking systems. In March 1994, the Company commenced the commercial manufacturing and initial marketing of the first restaurant version of the TurboChef cooking system. Prior to the last quarter of 1994, the Company was considered to be in the development stage. The Company believes its primary market is with traditional full-service restaurants operating both domestically and internationally. (See note 11 for information regarding concentration of business risks.)

         In April 1994, the Company completed an underwritten initial public offering ("IPO") of 2,600,000 shares of its Common Stock resulting in aggregate proceeds of approximately $5,237,000, which is net of the underwriter's discount and other IPO expenses approximating $1,263,000.

         In June 1996 the Company consummated an underwritten public offering (June 1996 Offering) of 800,000 shares of its Common Stock resulting in aggregate proceeds of approximately $10,301,000, net of the underwriter's discount and other offering expenses totaling $1,699,491.

    (b)  Investments in Marketable Securities
         ------------------------------------

         Investments in marketable securities at December 31, 1996 consist of U.S. Treasury securities and are classified as available for sale under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are stated at market value, which approximates cost. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

    (c)  Inventories
         -----------

         Inventories are valued at the lower of cost or market and primarily consist of completed cooking systems and replacement parts. The Company determines cost for cooking systems by the specific cost method.

    (d)  Property and Equipment
         ----------------------

         Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the shorter of the expected term of the related lease or estimated useful life of the asset.

    (e)  Offering Costs
         --------------

         Offering costs consist primarily of legal costs incurred by the Company in its efforts to secure additional financing. Such costs are deferred on the balance sheet and subsequently charged against the proceeds from the offering upon consummation.

    (f)  Sales Deposits
         --------------

         Sales deposits consist of amounts received from customers for future purchases of cooking systems. Deferred amounts will be recognized as revenue as cooking systems are shipped to the customer.

    (g)  Revenue Recognition
         -------------------

         The Company records revenue as earned, which normally occurs when the product is shipped.

    (h)  Other Assets and Related Amortization Expense
         ---------------------------------------------

         Other assets consist primarily of the cost of obtaining patents. Amortization is computed on the straight-line method over ten years.

    (i)  Research and Development
         ------------------------

         Research and development costs consist of all costs incurred in planning, design and testing of the high-speed commercial cooking system, including salary costs related to research and development, and are expensed as incurred.

    (j)  Product Warranty
         ----------------

         The Company's cooking systems are under warranty against defects in material and workmanship for a period of one year. Beginning January 1996, anticipated future warranty costs are recorded in the period systems are sold. Prior to that time, warranty costs were not significant and expensed as incurred.

    (k)  Income Taxes
         ------------

         The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    (l)  Loss Per Share
         --------------

         Loss per share is determined based on the weighted average number of common and dilutive common equivalent shares. The weighted average number of common shares outstanding, has been adjusted for the stock splits described in note 7.

         Giving effect to the March 15, 1995 conversion of a note payable to stockholder and related accrued interest of $1,144,730 into 457,892 shares of common stock would not have materially affected loss per share for 1995.

    (m)  Use of Estimates
         ----------------

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (n)  Financial Instruments
         ---------------------

         The carrying amount of cash and cash equivalents, marketable securities available for sale, accounts receivable, note payable to shareholder, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments.

    (o)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
         -----------------------------------------------------------------------

         The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

    (p)  Reclassifications
         -----------------

         Certain amounts in prior year's financial statements have been reclassified to conform to current year presentation.

(2) Liquidity
    ---------

    Although the Company has historically incurred significant losses, the Company anticipates that its current cash and cash equivalent balances as a result of the June 1996 Offering will be sufficient to fund its operations and satisfy its contemplated capital requirements for at least the next 15-18 months.

(3) Note Payable
    ------------

    In November 1994, the Company and Acadia International Limited, a corporation incorporated under the laws of the British Virgin Islands ("Acadia"), entered into an agreement to jointly develop a new consumer-operated TurboChef cooking system (the Model E-1 TurboChef cooking system) for use in retail locations (the "Acadia Agreement"). Pursuant to the Acadia Agreement, Acadia committed to invest up to $1,200,000 in the Model E-1 project, over a period of 16 months, for which it was ultimately to receive between a 20% and 30% (depending on various circumstances) ownership interest in AcadiaChef, Inc. ("AcadiaChef"), the entity formed in connection with this joint venture to commercialize the proposed Model E-1 cooking system. Each of the Company and Acadia had the option, however, of terminating the Acadia Agreement prior to such time, whereupon Acadia's investment would be returned, as outlined below, and its interest in AcadiaChef and the E-1 project would be eliminated. As of March 31, 1995, the Company had completed an initial prototype of the Model E-1 TurboChef cooking system and Acadia had invested a total of $350,000 in the project pursuant to the terms of the Acadia Agreement. The Company elected at such time to terminate its arrangement with Acadia. Pursuant to the terms of the Acadia Agreement, upon such termination, Acadia had the option of (i) having its investment returned to it, in cash plus interest accrued thereon at the rate of 10% per annum, and receiving an option to purchase 350,000 shares of common stock at $1.50 per share (the market price of the common stock on the date of the Acadia Agreement), or (ii) converting the principal amount of its investment into 233,334 shares of common stock, based on a conversion rate of $1.50 per share, and receiving an option to purchase 525,000 shares of common stock at $2.50 per share. Instead, the Company was able to reach an agreement with Acadia in June 1995, with an effective date of March 31, 1995, whereby Acadia converted its $350,000 investment, foregoing the accrued interest thereon, into an aggregate of 233,334 shares of common stock and received an option to purchase 262,500 shares of common stock at $2.50 per share, exercisable after March 31, 1996 and expiring March 31, 2002.

(4) Transactions With Stockholders
    ------------------------------

    (a)  Notes Payable
         -------------

         On April 7, 1994, pursuant to an agreement between stockholders and the Company, notes payable with an unpaid balance of $1,000,000 were contributed to the Company and reflected as a capital contribution.

         On March 15, 1995, a major shareholder of the Company, exchanged outstanding indebtedness and accrued interest thereon, in the aggregate amount of $1,144,730, for 457,892 shares of Common Stock (a conversion rate of $2.50 per share) and, in connection with such exchange, also received an option to purchase 600,000 shares of Common Stock at $2.50 per share. The established conversion and option exercise prices were approximately 74% above the market price of the Company's Common Stock on the date of the transaction.

         On December 29, 1995, a shareholder and officer of the Company advanced to the Company the sum of $285,000. The note evidencing such borrowing bore interest at the rate of 6.5% per annum and was repaid in full (an aggregate of $288,139, including accrued interest) on February 28, 1996.

         On March 30, 1996, a major shareholder and an officer of the Company loaned the Company the sums of $200,000 and $85,000, respectively. These loans were evidenced by promissory notes bearing interest at the rate of 6.5% per annum. Each of these notes was payable on demand. These loans were made to satisfy certain eligibility requirements in order for the Company's Common Stock to continue to be listed on NASDAQ. These notes were repaid in full (an aggregate of $288,796, including accrued interest) prior to the consummation of the June 1996 Offering.

    (b)  Stock Issuance
         --------------

         In June 1995, an officer of the Company made a contribution to the capital of the Company in the amount of $800,000 by purchasing directly from the Company 118,518 shares of restricted Common Stock at $6.75 per share.

    (c)  Stock Option Exercise
         ---------------------

         During 1995, a major shareholder of the Company exercised options to purchase 200,000 shares of the Common Stock of the Company at $2.50 per share.

(5) Lease Commitments
    -----------------

    The Company is obligated under certain noncancelable leases for office space and equipment, the majority of which have remaining terms of less than one year. Obligations for office space which extends beyond a year are $154,568 in 1997, $77,703 in 1998, $77,703 in 1999, and $32,140 in 2000. Rent expense was $148,197, $122,033 and $154,062 for the years ended December 31, 1996,
    1995, and 1994, respectively.

(6) Income Taxes
    ------------

    Actual income tax benefit differs from the "expected" income tax benefit (computed by applying the U.S. federal corporate tax rate of 34% to loss before income taxes) for the years ended December 31 as follows:

                                         1996         1995          1994
                                         ----         ----          ----
Computed "expected" tax benefit    $  (1,000,080)   (538,991)    (1,081,716)
Research and development credit          (38,681)    (22,253)       (70,000)
Other                                      4,761      17,444         11,916
Change in the valuation allowance
 for deferred income tax assets
 allocated to income tax expense       1,034,000     543,800      1,139,800
                                   -------------  ----------   ------------
                                   $         -           -              -
                                   -------------  ----------   ------------

    The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31 are presented below:

                                                        1996          1995
                                                        ----          ----
Deferred tax assets:
  Intangibles principally due to
    differences in amortization                     $     5,000         8,000
  Research and development credit carryforwards         111,000        70,000
  Net operating loss carryforwards                    2,849,000     1,852,000
                                                    -----------   -----------
         Total gross deferred tax assets              2,965,000     1,930,000
Less valuation allowance                             (2,957,000)   (1,923,000)
                                                    -----------   -----------
         Net deferred tax assets                          8,000         7,000

Deferred tax liabilities:
  Prepaid expenses                                         -           (2,000)
  Equipment principally due to
    difference in depreciation                           (8,000)       (5,000)
                                                    -----------   -----------
         Total gross deferred tax liabilities            (8,000)       (7,000)
                                                    -----------   -----------
         Net                                        $      -             -
                                                    ===========   ===========

    In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the historical operating results of the Company, management is unable to conclude on a more likely than not basis that deferred income tax assets will be realized.

    At December 31, 1996, the Company has net operating loss carryforwards and research and development credit carryforwards for federal income tax purposes of $8,380,000 and $111,000, respectively, which are available to offset future Federal taxable income, if any, through 2011.

(7) Stockholders' Equity (Deficit)
    ------------------------------

    (a)  Stock Splits
         ------------

         In December 1995, the Board of Directors of the Company approved a two-for-one stock split for holders of record on December 29, 1995.

         The stock split has been reflected retroactively to all periods presented in the accompanying financial statements and, accordingly, all applicable dollar, share and per share amounts have been restated to reflect the stock split.

    (b)  Stock Options
         -------------

         Pursuant to agreements dated as of August 10, 1993, certain major stockholders of the Company granted options to purchase an aggregate of 161,504 shares of the Company's

         Common Stock owned by such stockholders, at a price of $1.25 per share, to nine persons employed or retained by either the Company or another entity which had performed engineering and development work for the Company (see note 10). In November 1993, 13 persons previously employed by such other entity became employees of the Company. The options are exercisable over a period commencing April 7, 1994 and ending August 10, 1998 subject to certain exceptions. As of December 31, 1996, options to purchase 89,724 shares of Common Stock have been exercised.

         In January 1994, the Company adopted the 1994 Stock Option Plan ("the Stock Option Plan"), which was amended in March 1994 and June 1995, pursuant to which stock options covering an aggregate of 2,400,000 shares of the Company's Common Stock may be granted. Options awarded under the Stock Option Plan (i) are generally granted at prices which equate to or are above fair market value on the date of the grant; (ii) generally become exercisable over a period of one to four years; and
         (iii) generally expire five years subsequent to award.

         At December 31, 1996 there were 43,001 shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1996 and 1995 was $6.21 and $1.25, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: Risk-free interest rate, 6%; expected life, five years; expected dividend yield, 0% and volativity, 50%.

         The Company applies APB Opinion 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below.

                                                  1996           1995
                                                  ----           ----
                Net loss   As reported        ($2,941,413)   ($1,585,268)
                           EPS                     ($0.22)        ($0.13)

                           Pro forma          ($3,520,927)   ($1,672,360)
                           EPS                     ($0.28)        ($0.13)


         Pro forma net loss reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options vesting periods of up to 4 years and compensation cost for options granted prior to January 1, 1995 is not considered.

         A summary of stock option activity follows:

                                                                     Weighted
                                                     Number of        Average
                                                       Shares     Exercise Price
                                                       ------     --------------
         Options granted                             1,075,000         $2.50
         Options cancelled                            (400,000)         2.50
                                                     ---------         -----
         Options outstanding at December 31, 1994      675,000          2.50

         Options granted                             1,084,666          3.65
         Options exercised                            (200,000)         2.50
         Options cancelled                             (59,000)         1.75
                                                     ---------         -----
         Options outstanding at December 31, 1995    1,500,666          3.36

         Options granted                               949,000         11.02
         Options exercised                            (116,166)         2.29
         Options cancelled                            (292,667)         7.99
                                                     ---------         -----
         Options outstanding at December 31, 1996    2,040,833          6.32

         Options exercisable at December 31, 1996    1,095,826          3.08
         Shares available for future grant              43,001



         At December 31, 1996 the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.50 - $15.00 and 3.5 years, respectively.

         At December 31, 1996 and 1995, the number of options exercisable was 1,095,826 and 468,334 respectively, and the weighted-average exercise price of those options was $3.08 and $2.50, respectively.

         In addition, the Company has issued options to purchase 262,500 shares of Common Stock of the Company at $2.50 per share to Acadia (see note
         4).

    (c)  Stock Issuances
         ---------------

         In January 1994, the Company entered into stock purchase agreements with private investors. Under the terms of these agreements, the Company issued and sold 68,000 shares of common stock for an aggregate purchase price of $102,000 ($1.50 per share)

         During 1996, the Company issued 2,000 shares of Common Stock to a director in payment of director fees. The stock was valued at $13.875 per share which approximates the fair value of the stock at the issuance date.

    (d)  Stock Warrants
         --------------

         In June 1996, the Company sold the underwriter of the secondary public offering warrants to purchase 80,000 shares at $24.00 per share.

(8)  Selling, General and Administrative Expenses
     --------------------------------------------

     In the third and fourth quarters of 1996 the Company incurred aggregate charges in the amount of $467,000 for the field upgrade of systems sold to a major customer with performance enhancing technological improvements.

(9)  Forfeited Sales Deposit
     -----------------------

     During 1995, the Company recognized income of $132,000 which had previously been deposited with the Company for the production of 25 cooking systems under a production agreement originated in 1992. Such cooking systems were completed in 1993 but were not delivered since the purchaser discontinued the development of the restaurant concept for which these units were designed. The Company had previously recognized the cost to produce the 25 units and management of the Company now believes that no further obligations exist under the production agreement.

(10) Related Party
     -------------

     Since inception of the Company, an entity (which was founded and is principally owned by the Company's former Vice President - Engineering) has performed engineering and development work for the Company. During the years ended December 31, 1996, 1995 and 1994, the Company paid the entity fees of $345,358, $110,603 and $157,079, respectively, relating primarily to research and development charges incurred on behalf of the Company.

(11) Concentration of Business Risks
     -------------------------------

     At December 31, 1996, the Company's accounts receivable from one customer in the United Kingdom was $193,049. Payments on this account were received as required by stated credit terms subsequent to December 31, 1996. For the years ended December 31, 1996 and 1995, revenues from the same customer in the United Kingdom represented $2,108,485 or 75% and $842,000 or 69% of the total revenues of the Company. The loss of this customer, in the absence of significant additional customers, would have a material adverse effect on the Company.