Form 10-Q
period 1997-03-31
TURBOCHEF INC
filed 1997-05-15
CIK 916545

===============================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                           -------------------------

                                   FORM 10-Q



      (MARK ONE)
      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             FOR THE FISCAL QUARTER ENDED MARCH 31, 1997

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


                        Registrant's telephone number:
                                (214) 341-9471
                           -------------------------



   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES [X]   NO [ ]


   Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.


                                               Number of Shares Outstanding
          Title of Each Class                          at May 2, 1997
          -------------------                          --------------
      Common Stock, $0.01 Par Value                      13,861,411

================================================================================

                                TURBOCHEF, INC.

                               TABLE OF CONTENTS


Form 10-Q Item                                                             Page
--------------                                                             ----


PART I.        FINANCIAL INFORMATION


     Item 1.   Financial Statements

               Balance Sheets as of March 31, 1997 (unaudited) and
               December 31, 1996...........................................  3

               Statements of Operations (unaudited) for the three
               months ended March 31, 1997 and 1996........................  4

               Statement of Cash Flows (unaudited) for the three
               months ended March 31, 1997 and 1996........................  5

               Notes to Financial Statements...............................  6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................  7



PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings........................................... 11


     Item 2.   Changes in Securities....................................... 11


     Item 3.   Defaults Upon Senior Securities............................. 11


     Item 4.   Submission of Matters to a Vote of Security Holders......... 11


     Item 5.   Other Information........................................... 11


     Item 6.   Exhibits and Reports on Form 8-K............................ 11

Part 1 - Item 1 FINANCIAL STATEMENTS

                           TurboChef, Inc.
                            Balance Sheets

                                                      March 31,   December 31,
                                                        1997         1996
                                                    ------------  ------------
                     Assets                         (Unaudited)
                     ------
Current assets:
    Cash and cash equivalents                       $    277,759  $    477,166
    Marketable securities available for sale
         at market value                               6,259,432     7,309,431
    Accounts receivable                                  470,638       583,023
    Inventory                                            737,972       686,272
    Prepaid expenses                                     369,741       276,991
                                                    ------------  ------------
                           Total current assets        8,115,542     9,332,883
                                                    ------------  ------------
Property and equipment:
    Leasehold improvements                                77,990        64,334
    Furniture and fixtures                               175,652       132,640
    Equipment                                            358,977       350,719
                                                    ------------  ------------
                                                         612,619       547,693
    Less accumulated depreciation and amortization      (269,617)     (242,579)
                                                    ------------  ------------
                      Net property and equipment         343,002       305,114
                                                    ------------  ------------

Investment in TurboChef Europe                            41,750          -
Other assets                                             104,157       105,291
                                                    ------------  ------------
                             Total assets           $  8,604,451  $  9,743,288
                                                    ============  ============

   Liabilities and Stockholders' Equity
   ------------------------------------
Current liabilities:
    Accounts payable                                     415,391       340,575
    Accrued expenses                                     167,527       415,091
    Sales deposits                                            -         43,700
    Deferred revenue                                      10,375        10,765
                                                    ------------    ----------
                     Total  liabilities                  593,293       810,131
                                                    ------------    ----------
Stockholders' equity:
    Common stock, $.01 par value.
      Authorized 20,000,000 shares.
      Issued 13,861,411 and 13,785,244 shares at
      March 31, 1997 and December 31, 1996,
      respectively                                       138,614       137,852
    Additional paid-in capital                        21,735,437    21,577,249
    Accumulated deficit                              (13,578,606)  (12,614,605)
    Treasury stock - at cost 8,315 shares in
      1996 and 5,867 shares in 1997                     (284,287)     (167,339)
                                                    ------------  ------------
                     Total stockholders' equity        8,011,158     8,933,157
                                                    ------------  ------------
                                                    $  8,604,451  $  9,743,288
                                                    ============  ============

                           TurboChef, Inc.
                       Statements of Operations
                             (Unaudited)

                                                   Three  Months Ended March 31,
                                                   -----------------------------
                                                         1997          1996


Net sales                                                686,940     1,048,888
Other revenue                                              6,237         5,120
                                                     -----------   -----------
                            Total revenues               693,177     1,054,008


Costs and expenses:
    Cost of goods sold                                   511,436       820,731
    Research and development expenses                    268,057       120,116
    Selling, general, and administrative expenses        984,534       474,604
                                                     -----------   -----------
                         Total costs and expenses      1,764,027     1,415,451
                                                     -----------   -----------
                                                      (1,070,850)     (361,443)
                                                     -----------   -----------

Other income (expense):
    Interest income                                      106,427            90
    Interest expense                                          -         (3,138)
    Gain on sale of asset                                    422            -
                                                     -----------   -----------
                                                         106,849        (3,048)
                                                     -----------   -----------
                               Net loss              $  (964,001)     (364,491)
                                                     ===========   ===========
Loss per common share                                     ($0.07)        (0.03)
                                                     ===========   ===========
Weighted average number of common shares
    and common share equivalents outstanding          13,835,791    12,867,375
                                                     ===========   ===========

                              TURBOCHEF, INC.
                          Statements of Cash Flows
                                (Unaudited)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       1997            1996
                                                   ------------    ------------
Cash flows from operating activities:
  Net loss                                          ($964,001)       (364,491)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
        Depreciation and amortization                  27,038          22,165
        Allowance for doubtful accounts                 1,500               -
        Amortization of director compensation           6,937               -
        Decrease in accounts receivable               110,885         364,300
        Decrease (increase) in inventories            (51,700)        191,580
        Decrease (increase) in prepaid expenses       (99,688)         34,308
        Decrease in other assets                        1,134               -
        Increase in accounts payable                   74,817         151,215
        Increase (decrease) in accrued expenses      (247,564)         35,357
        Decrease in deferred revenue                     (390)              -
        Increase (decrease) in sales deposits         (43,700)        129,900
                                                  -----------       ---------
                  Net cash (used in) provided by
                    operating activities           (1,184,732)        564,334
                                                  -----------       ---------
Cash flows from investing activities:
  Sales of marketable securities                    1,050,000               -
  Purchase of equipment                               (64,926)        (10,141)
  Investment in TurboChef Europe                      (41,750)              -
  Additions to intangibles                                  -         (37,180)
                                                  -----------       ---------
                  Net cash (used in) provided by
                    investing activities              943,324         (47,321)
                                                  -----------       ---------

Cash flows from financing activities:
  Proceeds from notes payable to stockholders               -         285,000
  Repayment of notes payable to stockholders                -        (285,000)
  Exercise of stock options                           158,949           2,500
  Purchase of treasury stock                         (116,948)              -
  Offering costs                                            -        (134,528)
                                                  -----------       ---------
                  Net cash (used in) provided by
                    financing activities               42,001        (132,028)
                                                  -----------       ---------
Net increase (decrease) in cash and cash
  equivalents                                        (199,407)        384,985
Cash and cash equivalents at beginning of period      477,166         642,883
                                                  -----------       ---------
Cash and cash equivalents at end of period        $   277,759       1,027,868
                                                  ===========       =========

                                TURBOCHEF, INC.

                         Notes to Financial Statements

                                  (Unaudited)

                                March 31, 1997


General
-------
The financial statements of TurboChef, Inc. (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and have not been examined by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The December 31, 1996 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The Company believes that other disclosures contained herein, when read in conjunction with the financial statements and notes included in the Company's Annual Report for the fiscal year ended December 31, 1996 on Form 10-K, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included in the aforementioned Form 10-K. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

ITEM 2:   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          ---------------------------------------------------------------------
          OF OPERATIONS
          -------------

GENERAL

     Although the Company was organized in April 1991, it was not until March 1994 that it began the initial commercial roll-out of the Model D-1 TurboChef cooking system, its first commercial product, and not until June 1995 that it entered into the initial Whitbread contract, its first major contract, and commenced shipment of its Model D-2 TurboChef cooking system. Prior to such time, the Company was engaged primarily in research and development, limited production operations and test marketing of prototype cooking systems. As a result, to date, the Company has generated limited revenues and incurred substantial operating losses in each year of its operations (including net losses of $2,941,413, $1,585,268 and $3,181,519 for the years ended December 31, 1996, 1995 and 1994, respectively) resulting in an accumulated deficit of $13,578,606 as of March 31, 1997. The Company anticipates that it will continue to incur significant operating expenses in the future, including the Company's ongoing development activities relating to new product applications for its proprietary foodservice technologies, the training and set-up of additional third-party manufacturing sources and the continued implementation of the Company's marketing plans. The Company's future profitability will thus depend upon, among other things, corresponding increases in revenues from operations to offset these expenditures.

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1997 COMPARED TO THE QUARTER ENDED MARCH 31, 1996

     Revenues for the quarter ended March 31, 1997 were $693,177, a decrease of $360,831, when compared to revenues of $1,054,008 for the quarter ended March 31, 1996. This decrease is primarily attributable to fewer cooking system unit sales to Whitbread during the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996. The decline in shipments to Whitbread was due to the transition between the fulfillment of the second Whitbread contract and deliveries pursuant to the third Whitbread contract, which was completed in February 1997.

     Cost of sales for the quarter ended March 31, 1997 was $511,436, a decrease of $309,295 when compared to $820,731 for cost of sales in the quarter ended March 31, 1996. This decrease is consistent with the decline in cooking system unit sales.

     Gross profit on sales for the quarter ended March 31, 1997 decreased $51,536 to $181,741, when compared to gross profit on sales of $233,277 during the quarter ended March 31, 1996. The decrease is a result of the decline in cooking system unit sales compared to the quarter ended March 31, 1996. Gross margin for the quarter ended March 31, 1997 was 26% of sales, compared to 22% of sales for the quarter ended March 31, 1996. The percentage increase is attributable to a reduced per unit manufacturing cost which resulted from increased production volume and cost reduction engineering in 1996.

     Research and development expenses for the quarter ended March 31, 1997 increased $147,941, to $268,057, as compared to $120,116 for the quarter ended March 31, 1996. The increase was due to the completion of a reduced size commercial system prototype and the expenses incurred to develop a prototype self-serve cooking system for convenience store and vending applications.

     Selling, general and administrative expenses for the quarter ended March 31, 1997 increased $509,930, to $984,534 from comparable expenses of $474,604 for the quarter ended March 31, 1996. The increased expense is attributable to the planned addition of key personnel in the sales and manufacturing areas, including customer service staff, a Chief Operating Officer, and a Director of Manufacturing.

     Interest income, net of interest expense for the quarter ended March 31, 1997, was income of $106,427 compared to expense of $3,048 for the quarter ended March 31, 1996. The increase in income is attributable to earnings on the investment of the net proceeds from the secondary public offering of Common Stock in June 1996 (the "June 1996 Offering").

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

     At March 31, 1997, the Company had working capital of $7,522,249 as compared to working capital of $8,522,752 at December 31, 1996. The $1,000,503 working capital decrease from December 31, 1996 resulted primarily from the net operating loss of $964,001 incurred by the Company for the quarter ended March 31, 1997. For the quarter ended March 31, 1997, accounts receivable turnover declined to 5.5 from 9.9 during the quarter ended March 31, 1996 as a result of a delay in the year end payment by the Company's largest customer, Whitbread.

     Cash used in operating activities was $1,184,732 for the quarter ended March 31, 1997 as compared to cash provided by operating activities of $564,334 for the quarter ended March 31, 1996. The increase is primarily the result of a $599,510 increase in operating losses, a decrease in accrued expenses of $247,564, an increase in prepaid expenses of $99,688, and an increase in inventories of $51,700. These amounts are offset by a $110,885 decrease in accounts receivable and a $74,817 increase in accounts payable. Cash provided by investing activities for the quarter ended March 31, 1997 was $943,324 as a result of the sale of marketable securities in the amount of $1,050,000, offset by equipment purchases of $64,926 and the investment in the European joint venture, TurboChef Europe, of $41,750. Cash provided by financing activities was $42,001 for the quarter ended March 31, 1997, which represents the net proceeds from exercises of stock options offset by purchases of treasury stock. At March 31, 1997, the Company had cash and cash equivalents of $277,759, compared to cash and cash equivalents of $477,166 at December 31, 1996.

     During December 1995, Philip R. McKee, a principal stockholder and the President and Chief

Executive Officer of the Company, advanced to the Company the sum of $285,000. The note issued to Mr. McKee evidencing such borrowing bore interest at the rate of 6.5% per annum and was repaid in full (an aggregate of $288,139, including accrued interest) on February 28, 1996.

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

     In June 1996 the Company consummated the June 1996 Offering, an underwritten public offering of 800,000 shares of Common Stock which resulted in aggregate proceeds of approximately $10,301,000, net of the underwriter's discount and other offering costs of $1,699,491. As of March 31, 1996, the Company had incurred expenses relating to the June 1996 Offering of $134,528.

FORWARD LOOKING STATEMENTS

     The Company is utilizing the proceeds from the June 1996 Offering to expand its operations, including, among other things, continuing its product development activities and marketing efforts and to set-up additional third-party production operations for the manufacture of the Company's cooking systems. The Company anticipates, based on its currently proposed plans and assumptions relating to its operations (including assumptions regarding the progress of its research and development efforts and its ability to reduce cooking system production costs) that its current cash and cash equivalent balances and anticipated revenues from operations, will be sufficient to fund its operations and satisfy its contemplated capital requirements for the next 12-15 months. In the event that the Company's plans change, or its assumptions change or prove to be incorrect, or cash balances and anticipated revenues otherwise prove to be insufficient, the Company would be required to revise its plan of operations (which revision would include a significant reduction in operating costs) and/or seek additional financing prior to the end of such period. In March 1996, Messrs. Bogatin and McKee made a commitment to provide financial support (if and as required) to enable the Company to meet its obligations through June 1997. This commitment was made prior to the June 1996 Offering, when the Company had minimal cash reserves, and the timing and likelihood of the success of the Offering could not be guaranteed. The Company has no other current arrangements with respect to, or sources of, additional financing. There can thus be no assurance that additional financing will be available to the Company, if and when needed, on commercially reasonable terms, or at all.

     Although the Company intends to use a substantial portion of the proceeds of the June 1996 Offering to implement the next phase of its business strategy in an effort to expand its current level of operations and grow the Company's business, the Company's future performance will be subject to a number of business factors, including those beyond the Company's control, such as economic downturns and evolving industry needs and preferences, as well as to the level of the Company's competition and the ability of the Company to successfully market its products and effectively monitor and control its costs. The Company believes that increases in revenues sufficient to offset its expenses and result in its profitability could be derived from its currently proposed plans within the next 12 months, if such plans are successfully completed. These plans include: (i) complete the deliveries of those TurboChef cooking systems contemplated by the latest Whitbread contract and Southland's initial purchase order, (ii) utilize the awareness created by the Whitbread relationship and extend the Company's marketing and sales efforts into other countries within the European Union, (iii) further develop the Company's relationship with Southland and thereby increase product sales to Southland, (iv) obtain initial purchase orders from additional regional or national foodservice operators, (v) introduce additional new products, such as its proposed residential cooking system and CUB models, (vi) establish a dealer sales network and (vii) further reduce the Company's manufacturing costs. However, there can be no assurance that the Company will be able to successfully implement any of the foregoing plans, that either its revenues will increase or its rate of revenue growth will continue or that it will ever be able to achieve profitable operations.

     As of March 31, 1997, the amount of backlog orders believed to be firm was approximately $3 million, as compared to approximately $4 million as of December 31, 1996. The Company anticipates that substantially all of such backlog will be filled during the current year.

     This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain certain forward looking statements and information that are based on the beliefs of the Company's management as well as estimates and assumptions made by, and information currently available to, the Company's management. When used in SEC Filings, the words "anticipate", "believe", "estimate", "expect", "future", "intend", "plan", and similar expressions, as they relate to the Company or the Company's management, identify forward looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the segments of the foodservice industry served by the Company, the costs of product development and other risks and uncertainties, in addition to any uncertainties specifically identified in the text surrounding such statements, uncertainties with respect to changes or developments in social, economic, business, industry, market, legal, and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, business partners, and competitors, legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary significantly from those anticipated, believed, estimated, expected, intended or planned.

PART II.  OTHER INFORMATION

     Item 1.   LEGAL PROCEEDINGS

               None

     Item 2.   CHANGES IN SECURITIES.

               None

     Item 3.   DEFAULTS UPON SENIOR SECURITIES

               None

     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None

     Item 5.   OTHER INFORMATION

               None

     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

               None

                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          TURBOCHEF, INC.



                                          By: /s/ Dennis J. Jameson
                                              --------------------------------
                                              Dennis J. Jameson
                                              Executive Vice President, Chief
                                              Financial Officer
                                              (Principal Financial Officer)


Dated May 15, 1997