Form 10-Q
period 1997-06-30
TURBOCHEF INC
filed 1997-08-14
CIK 916545

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                           _________________________

                                   FORM 10-Q



         (MARK ONE)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL QUARTER ENDED JUNE 30, 1997

                                      OR

         [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                        FOR THE TRANSITION PERIOD FROM
                          ___________ TO ____________


                        COMMISSION FILE NUMBER 0-23478

                           _________________________



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

                           _________________________



   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]   NO [ ]

   Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.


                                               Number of Shares Outstanding
           Title of Each Class                      at July 31, 1997
           -------------------                      ----------------
       Common Stock, $0.01 Par Value                   13,899,891


                           _________________________

                                TURBOCHEF, INC.
                               TABLE OF CONTENTS


Form 10-Q Item                                                        Page
--------------                                                        ----


PART I.   FINANCIAL INFORMATION


     Item 1.    Financial Statements

                Balance Sheets as of June 30, 1997 (unaudited) and
                December 31, 1996........................................3

                Statements of Operations (unaudited) for the three months
                ended June 30, 1997 and 1996.............................4

                Statement of Cash Flows (unaudited) for the three months
                ended June 30, 1997 and 1996.............................5

                Notes to Financial Statements............................6

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................7


PART II.  OTHER INFORMATION

     Item 1.    Legal Proceedings........................................12

     Item 2.    Changes in Securities....................................12

     Item 3.    Defaults Upon Senior Securities..........................12

     Item 4.    Submission of Matters to a Vote of Security Holders......13

     Item 5.    Other Information........................................14

     Item 6.    Exhibits and Reports on Form 8-K.........................14

Part 1 - Item 1 FINANCIAL STATEMENTS

                                TurboChef, Inc.
                                 Balance Sheets

                                                                       June 30,      December 31,
                                                                       --------      ------------
                                                                         1997            1996
                                                                         ----            ----
                        Assets                                       (Unaudited)
                        ------
Current assets:
 Cash and cash equivalents                                           $   438,254   $     477,166
 Marketable securities available for sale
     at market value                                                   4,498,278       7,309,431
 Accounts receivable                                                     695,951         583,023
 Inventories                                                             892,864         686,272
 Prepaid expenses                                                        616,618         276,991
                                                                     -----------    ------------
                   Total current assets                                7,141,965       9,332,883
                                                                     -----------    ------------

Property and equipment:
 Leasehold improvements                                                   98,134          64,334
 Furniture and fixtures                                                  241,253         132,640
 Equipment                                                               379,059         350,719
                                                                     -----------    ------------
                                                                         718,446         547,693
 Less accumulated depreciation and amortization                         (296,658)       (242,579)
                                                                     -----------    ------------
              Net property and equipment                                 421,788         305,114
                                                                     -----------    ------------

Other assets                                                             130,064         105,291
                                                                     -----------    ------------
                   Total assets                                      $ 7,693,817    $  9,743,288
                                                                     ===========    ============



             Liabilities and Stockholders' Equity
             ------------------------------------
Current liabilities:
 Accounts payable                                                        324,068         340,575
 Accrued expenses                                                        202,084         415,091
 Sales deposits                                                              450          43,700
 Deferred revenue                                                          9,594          10,765
                                                                     -----------    ------------
         Total  liabilities                                              536,196         810,131
                                                                     -----------    ------------

Stockholders' equity:
 Common stock, $.01 par value. Authorized 50,000,000
    shares.  Issued 13,899,891 and 13,785,244 shares at
    June 30, 1997 and December 31, 1996, respectively                    138,999         137,852
 Additional paid-in capital                                           21,860,112      21,577,249
 Accumulated deficit                                                 (14,557,203)    (12,614,605)
 Treasury stock - at cost 8,315 shares in 1996 and
    14,182 shares in 1997                                               (284,287)       (167,339)
                                                                     -----------    ------------
         Total stockholders' equity                                    7,157,621       8,933,157
                                                                     -----------    ------------

                                                                     $ 7,693,817    $  9,743,288
                                                                     ===========    ============

                                 TurboChef, Inc.
                            Statements of Operations
                                   (Unaudited)


                                                      Three Months Ended June 30,    Six Months Ended June 30,
                                                      ---------------------------    -------------------------
                                                          1997            1996            1997          1996

Net sales                                             $ 1,040,916         941,161      1,727,856     1,990,049
Other revenue                                               4,177           3,000         10,414         8,120
                                                      -----------     -----------    -----------   -----------
Total revenues                                          1,045,093         944,161      1,738,270     1,998,169

Costs and expenses:
  Cost of goods sold                                      676,627         693,284      1,188,063     1,489,715
  Research and development expenses                       253,848         174,878        521,905       294,994
  Selling, general, and administrative expenses         1,157,929         523,018      2,142,463     1,021,922
                                                      -----------     -----------    -----------   -----------
               Total costs and expenses                 2,088,404       1,391,180      3,852,431     2,806,631
                                                      -----------     -----------    -----------   -----------
                                                       (1,043,311)       (447,019)    (2,114,161)     (808,462)
                                                      -----------     -----------    -----------   -----------


Other income (expense):
  Interest income                                          79,419          18,369        186,268        18,459
  Interest expense                                             -           (3,797)            -         (6,935)
  Other income (expense)                                  (14,709)             -         (14,709)           -
                                                      -----------     -----------    -----------   -----------
                                                           64,710          14,572        171,559        11,524
                                                      -----------     -----------    -----------   -----------

                      Net loss                        $  (978,601)       (432,447)    (1,942,602)     (796,938)
                                                      ===========     ===========    ===========   ===========

Loss per common share                                 $     (0.07)          (0.03)         (0.14)        (0.06)
                                                      ===========     ===========    ===========   ===========

Weighted average number of common shares
    and common share equivalents outstanding           13,876,233      12,991,265     13,856,124    12,929,320
                                                      ===========     ===========    ===========   ===========

                                TURBOCHEF, INC.
                            Statements of Cash Flows
                                  (Unaudited)


                                                                          Six Months Ended June 30,
                                                                          -------------------------
                                                                             1997           1996
                                                                             ----           ----
Cash flows from operating activities:
   Net loss                                                             $(1,942,602)      (796,938)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization                                       54,076         44,279
         Allowance for doubtful accounts                                      2,775             -
         Amortization of director compensation                               13,878             -
         Decrease (increase) in accounts receivable                        (115,703)       205,679
         Decrease (increase) in inventories                                (206,592)        97,645
         Decrease (increase) in prepaid expenses                           (353,502)        24,983
         Decrease in other assets                                             2,272          2,070
         Increase (decrease) in accounts payable                            (16,507)        12,606
         Increase (decrease) in accrued expenses                           (213,007)        69,874
         Decrease in deferred revenue                                        (1,171)            -
         Increase (decrease) in sales deposits                              (43,250)        44,400
                                                                        -----------     ----------
              Net cash used in operating activities                      (2,819,333)      (295,402)
                                                                        -----------     ----------

Cash flows from investing activities:
   Sales of marketable securities                                         2,811,154             -
   Purchase of equipment                                                   (170,753)       (46,426)
   Investment in TurboChef Europe                                           (27,041)            -
   Additions to intangibles                                                      -         (43,295)
                                                                        -----------     ----------
              Net cash (used in) provided by investing activities         2,613,360        (89,721)
                                                                        -----------     ----------

Cash flows from financing activities:
   Proceeds from notes payable to stockholders                                   -         285,000
   Repayment of notes payable to stockholders                                    -        (570,000)
   Exercise of stock options                                                158,949          2,500
   Exercise of stock warrants                                               125,060             -
   Issuance of common stock                                                      -      12,000,000
   Proceeds from sale of warrants                                                -              80
   Offering costs                                                                -      (1,642,984)
   Purchase of treasury stock                                              (116,948)            -
                                                                        -----------     ----------
              Net cash provided by financing activities                     167,061     10,074,596
                                                                        -----------     ----------

Net increase (decrease) in cash and cash equivalents                        (38,912)     9,689,473
Cash and cash equivalents at beginning of period                            477,166        642,883
                                                                        -----------     ----------
Cash and cash equivalents at end of period                              $   438,254     10,332,356
                                                                        ===========     ==========

                                TURBOCHEF, INC.

                         Notes to Financial Statements

                                  (Unaudited)

                                 June 30, 1997




General
-------
The financial statements of TurboChef, Inc. (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and have not been examined by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The December 31, 1996 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The Company believes that other disclosures contained herein, when read in conjunction with the financial statements and notes included in the Company's Annual Report for the fiscal year ended December 31, 1996 on Form 10-K, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included in the aforementioned Form 10-K. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

ITEM 2:   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          ---------------------------------------------------------------------
          OF OPERATIONS
          -------------

GENERAL

     The Company was organized in April 1991, and until March 1994 was engaged primarily in research and development, limited production operations and test marketing of prototype cooking systems. At that time, the Company began the initial commercial roll-out of the Model D-1 TurboChef cooking system, its first commercial product. In June 1995, the Company entered into its initial contract with Whitbread PLC ("Whitbread"), its first major contract, and commenced shipment of its Model D-2 TurboChef cooking system. To date, the Company has generated limited revenues and incurred substantial operating losses in each year of its operations (including net losses of $2,941,413, $1,585,268 and $3,181,519 for the years ended December 31, 1996, 1995 and 1994, respectively) resulting in an accumulated deficit of $14,557,203 as of June 30, 1997. The Company anticipates that it will continue to incur significant operating expenses in the future, including the Company's ongoing development activities relating to new product applications for its proprietary foodservice technologies, the training and set-up of additional third-party manufacturing sources and the continued implementation of the Company's marketing plans. The Company's future profitability will thus depend upon, among other things, corresponding increases in revenues from operations to offset these expenditures.

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.


RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1997 COMPARED TO THE QUARTER ENDED JUNE 30, 1996

     Revenues for the quarter ended June 30, 1997 were $1,045,093, an increase of $100,932, when compared to revenues of $944,161 for the quarter ended June 30, 1996. This increase is primarily attributable to higher average selling prices for the Model D-2 cooking system during the second quarter of 1997. During the second quarter of 1997, 42% of the Company's revenues were derived from customers other than Whitbread, compared to 9% in the second quarter of 1996.

     Cost of sales for the quarter ended June 30, 1997 was $676,627, a decrease of $16,657 when compared to $693,284 for cost of sales in the quarter ended June 30, 1996. This decrease is consistent with the marginal decline in units sold in the quarter ended June 30, 1997.

     Gross profit on sales for the quarter ended June 30, 1997 increased $117,589 to $368,466, when compared to gross profit on sales of $250,877 during the quarter ended June 30, 1996. Gross margin for the quarter ended June 30, 1997 was 35% of sales, compared to 27% of sales for the quarter ended June 30, 1996. The increase in gross profit and gross margin is primarily the result of the higher average selling price.

     Research and development expenses for the quarter ended June 30, 1997 increased $78,970, to $253,848, as compared to $174,878 for the quarter ended June 30, 1996. The increase was primarily due to expenses incurred to develop a prototype self-serve cooking system for convenience store and vending applications and staff additions since June 30, 1996.

     Selling, general and administrative expenses for the quarter ended June 30, 1997 increased $634,911, to $1,157,929 from comparable expenses of $523,018 for the quarter ended June 30, 1996. Consistent with the business plan outlined during the June 1996 offering, the increased expense is primarily attributable to the development of a U.S. sales force incorporating the addition of a Chief Operating Officer, two sales Vice Presidents, and customer service staff. To facilitate international business development, key employees were also added in the UK and Japan. Also contributing to the increased S G & A over the second quarter of 1996 were expenses for trade show participation, and travel costs associated with trade shows and international business development not incurred in the comparable period of 1996.

     Interest income, net of interest expense for the quarter ended June 30, 1997, was $79,419 compared to income of $14,572 for the quarter ended June 30, 1996. The increase in income is attributable to earnings on the investment of the net proceeds from the Company's secondary public offering of Common Stock in June 1996 (the "June 1996 Offering").


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

     Revenues for the six months ended June 30, 1997 were $1,738,270, a decrease of $259,899, when compared to revenues of $1,998,169 for the six months ended June 30, 1996. This decrease is primarily attributable to fewer cooking system unit sales to Whitbread during the six months ended June 30, 1997 compared to the six months ended June 30, 1996. The decline in shipments to Whitbread for the period is due to the transition between the fulfillment of the second Whitbread contract and deliveries pursuant to the third Whitbread contract, which was completed in February 1997, and which calls for lower minimum monthly call-downs. For the six months ended June 30, 1997, 38% of the Company's revenues were derived from customers other than Whitbread, compared to 14% for the six months ended June 30, 1996.

     Cost of sales for the six months ended June 30, 1997 was $1,188,063, a decrease of $301,652 when compared to $1,489,715 for cost of sales in the six months ended June 30, 1996. This decrease is consistent with the decline in cooking system unit sales.

     Gross profit on sales for the six months ended June 30, 1997 increased $41,753 to $550,207, when compared to gross profit on sales of $508,454 during the six months ended June 30, 1996. Gross margin for the six months ended June 30, 1997 was 32% of sales, compared to 26% of sales for the six months ended June 30, 1996. The increase in gross profit and gross margin is primarily due to the higher average selling price of the D-2 cooking system in 1997 as compared to 1996.

     Research and development expenses for the six months ended June 30, 1997 increased $226,911, to $521,905, as compared to $294,994 for the six months ended June 30, 1996. The increase was primarily due to costs associated with the completion of a reduced size commercial system prototype, the expenses incurred to develop a prototype self-serve cooking system for convenience store and vending applications and staff additions since June 30, 1996.

     Selling, general and administrative expenses for the six months ended June 30, 1997 increased $1,120,541, to $2,142,463 from comparable expenses of $1,021,922 for the six months ended June 30, 1996. Consistent with the business plan outlined during the June 1996 offering, the increased expense is primarily attributable to the development of a U.S. sales force incorporating the addition of a Chief Operating Officer, two sales Vice Presidents and customer service staff. To facilitate international business development, key employees were also added in the UK and Japan. Also contributing to the increased S G & A over the second quarter of 1996 were expenses for trade show participation, and travel costs associated with trade shows and international business development not incurred in the comparable period of 1996.

     Interest income, net of interest expense for the six months ended June 30, 1997, was $186,268 compared to income of $11,524 for the six months ended June 30, 1996. The increase in income is attributable to earnings on the investment of the net proceeds from the June 1996 Offering.


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

     At June 30, 1997, the Company had working capital of $6,625,769 as compared to working capital of $8,522,752 at December 31, 1996. The $1,896,983 working capital decrease from December 31, 1996 resulted primarily from the net operating loss of $1,907,893 incurred by the Company for the six months ended June 30, 1997. For the six months ended June 30, 1997, accounts receivable turnover declined to 5.9 from 10.9 during the six months ended June 30, 1996 as a result of a temporary delay in payment by the Company's largest customer, Whitbread.

     Cash used in operating activities was $2,819,333 for the six months ended June 30, 1997 as compared to cash used in operating activities of $295,402 for the six months ended June 30, 1996. The increase is primarily the result of a $1,145,664 increase in operating losses, an increase in prepaid expenses of $353,502, a decrease in accrued expenses of $213,007, an increase in inventories of $206,592, and an increase in accounts receivable of $115,703. Cash provided by investing activities for the six months ended June 30, 1997 was $2,613,360 as a result of the sale of marketable securities in the amount of $2,811,154, offset by equipment purchases of $170,753 and the net investment in the Company's European joint venture, TurboChef Europe, of $27,041. Cash provided by financing activities was $167,061 for the six months ended June 30, 1997, which represents the net proceeds from exercises of stock options and warrants offset by purchases of treasury stock. At June 30, 1997, the Company had cash and cash equivalents of $438,254, compared to cash and cash equivalents of $477,166 at December 31, 1996.

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

     In June 1996 the Company consummated the June 1996 Offering, an underwritten public offering of 800,000 shares of Common Stock which resulted in aggregate proceeds of approximately $10,301,000, net of the underwriter's discount and other offering costs of $1,699,491. As of June 30, 1996, the Company had incurred expenses relating to the June 1996 Offering of $134,528.

FORWARD LOOKING STATEMENTS

     The Company is utilizing the proceeds from the June 1996 Offering to expand its operations, including, among other things, continuing its product development activities and marketing efforts and to set-up additional third-party production operations for the manufacture of the Company's cooking systems. The Company anticipates, based on its currently proposed plans and assumptions relating to its operations (including assumptions regarding the progress of its research and development efforts and its ability to reduce cooking system production costs) that its current cash and cash equivalent balances and anticipated revenues from operations, will be sufficient to fund its operations and satisfy its contemplated capital requirements for the next 9-12 months. In the event that the Company's plans change, or its assumptions change or prove to be incorrect, or cash balances and anticipated revenues otherwise prove to be insufficient, the Company would be required to revise its plan of operations (which revision would include a significant reduction in operating costs) and/or seek additional financing prior to the end of such period. In March 1996, Messrs. Bogatin and McKee made a commitment to provide financial support (if and as required) to enable the Company to meet its obligations through June 1997. This commitment was made prior to the June 1996 Offering, when the Company had minimal cash reserves, and the timing and likelihood of the success of the Offering could not be guaranteed. The Company has no other current arrangements with respect to, or sources of, additional financing. There can thus be no assurance that additional financing will be available to the Company, if and when needed, on commercially reasonable terms, or at all.

     Although the Company intends to use a substantial portion of the proceeds of the June 1996 Offering to implement the next phase of its business strategy in an effort to expand its current level of operations and grow the Company's business, the Company's future performance will be subject to a number of business factors, including those beyond the Company's control, such as economic downturns and evolving industry needs and preferences, as well as to the level of the Company's competition and the ability of the Company to successfully market its products and effectively monitor and control its costs. The Company believes that increases in revenues sufficient to offset its expenses and result in its profitability could be derived from its currently proposed plans within the next 12 months, if such plans are successfully completed. These plans include: (i) complete the deliveries of those TurboChef cooking systems contemplated by the latest Whitbread contract and Southland's initial purchase order, (ii) utilize the awareness created by the Whitbread relationship and extend the Company's marketing and sales efforts into other countries within the European Union, (iii) further develop the Company's relationship with Southland and thereby increase product sales to Southland, (iv) obtain initial purchase orders from additional regional or national foodservice operators, (v) introduce additional new products, such as its proposed residential cooking system, consumer opeated, and CUB models, (vi) establish a dealer sales network and (vii) further reduce the Company's manufacturing costs. However, there can be no assurance that the Company will be able to successfully implement any of the foregoing plans, that either its revenues will increase or its rate of revenue growth will continue or that it will ever be able to achieve profitable operations.

     As of June 30, 1997, the amount of backlog orders believed to be firm was approximately $2.7 million, as compared to approximately $4 million as of December 31, 1996. The Company anticipates that approximately $1.0 million of such backlog will be filled during the current year.

     This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain certain forward looking statements and information that are based on the beliefs of the Company's management as well as estimates and assumptions made by, and information currently available to, the Company's management. When used in SEC Filings, the words "anticipate," "believe," "estimate," "expect," "future," "intend," "plan," and similar expressions, as they relate to the Company or the Company's management, identify forward looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the segments of the foodservice industry served by the Company, the costs of product development and other risks and uncertainties, in addition to any uncertainties specifically identified in the text surrounding such statements, uncertainties with respect to changes or developments in social, economic, business, industry, market, legal, and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, business partners, and competitors, legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary significantly from those anticipated, believed, estimated, expected, intended or planned.

PART II.  OTHER INFORMATION


     Item 1.    LEGAL PROCEEDINGS

                None


     Item 2.    CHANGES IN SECURITIES.

                None


     Item 3.    DEFAULTS UPON SENIOR SECURITIES

                None

     Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 17, 1997, the Annual Meeting of Stockholders of the Company was held in Dallas, Texas. At the Annual Meeting, the Company's stockholders elected four (4) individuals to serve as the Company's Board of Directors until the next Annual Meeting of the Stockholders and until their successors are elected and duly qualified. The table presented below indicates the number of votes cast in favor of the election of such persons as directors, the number of votes cast against, and the number of votes withheld. There were no abstentions or broker non-votes cast at the Annual Meeting.

Name of Director   Number of Votes For   Number of Votes Against  Withheld Votes
----------------   -------------------   -----------------------  --------------

Jeffery B. Bogatin      12,124,534                9,300                 -0-
Philip R. McKee         12,126,534                7,300                 -0-
Donald J. Gogel         12,126,534                7,300                 -0-
Joseph F. Fogliano      12,126,534                7,300                 -0-

     In addition to the election of the Company's Board of Directors, the stockholders approved the following proposals at the Annual Meeting:

     1. A proposal to amend the Fourth Article of the Company's Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 20,000,000 shares to 50,000,000. An aggregate of 11,996,135 shares were voted for this proposal, 129,534 shares were voted against this proposal, and 8,165 shares abstained;

     2. A proposal to amend the Company's 1994 Stock Option Plan, as amended, to increase the number of shares of Common Stock authorized for issuance from 2,400,000 to 3,150,000 shares. An aggregate of 11,041,298 shares were voted for this proposal, 164,212 shares were voted against this proposal and 8,565 shares abstained; and

     3. A proposal to ratify the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants for the 1997 fiscal year. An aggregate of 12,126,734 shares were voted for this proposal, 3,900 shares were voted against this proposal and 3,200 shares abstained.

     Item 5.    OTHER INFORMATION

                None


     Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

                None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        TURBOCHEF, INC.



                                        By:/s/ Dennis J. Jameson
                                           ---------------------
                                           Dennis J. Jameson
                                           Executive Vice President, Chief
                                           Financial Officer
                                           (Principal Financial Officer)


Dated August 14, 1997