Form 10-Q
period 1997-09-30
TURBOCHEF INC
filed 1997-11-14
CIK 916545

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                           _________________________
                                   FORM 10-Q

        (MARK ONE)
        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1997
                                      OR
        [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

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


   Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.


                                                    Number of Shares Outstanding
    Title of Each Class                                  at November 5, 1997
    -------------------                                  -------------------
Common Stock, $0.01 Par Value                                 14,546,294

================================================================================

                                TURBOCHEF, INC.
                               TABLE OF CONTENTS

Form 10-Q Item                                                              Page
--------------                                                              ----

PART I.   FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Balance Sheets as of September 30, 1997 (unaudited) and
                December 31, 1996........................................     3

                Statements of Operations (unaudited) for the three and
                nine months ended September 30, 1997 and 1996............     4

                Statement of Cash Flows (unaudited) for the nine months
                ended September 30, 1997 and 1996........................     5

                Notes to Financial Statements............................     6

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................     7


PART II.  OTHER INFORMATION

     Item 1.    Legal Proceedings........................................    13

     Item 2.    Changes in Securities....................................    13

     Item 3.    Defaults Upon Senior Securities..........................    13

     Item 4.    Submission of Matters to a Vote of Security Holders......    13

     Item 5.    Other Information........................................    13

     Item 6.    Exhibits and Reports on Form 8-K.........................    13

PART 1 - ITEM 1 FINANCIAL STATEMENTS

                                TURBOCHEF INC.
                                BALANCE SHEETS

                                                  September 30,   December 31,
                                                  -------------  -------------
                                                      1997           1996
                                                      ----           ----
                  Assets                           (Unaudited)
                  ------

Current assets:
 Cash and cash equivalents                         $    290,427        477,166
 Marketable securities available for sale
   at market value                                    3,353,535      7,309,431
 Accounts receivable                                    593,097        583,023
 Inventories                                            924,946        686,272
 Prepaid expenses                                       495,245        276,991
                                                   ------------   ------------
             Total current assets                     5,657,250      9,332,883
                                                   ------------   ------------

Property and equipment:
 Leasehold improvements                                  99,933         64,334
 Furniture and fixtures                                 300,371        132,640
 Equipment                                              387,759        350,719
                                                   ------------   ------------
                                                        788,063        547,693
 Less accumulated depreciation and amortization        (323,699)      (242,579)
                                                   ------------   ------------
             Net property and equipment                 464,364        305,114
                                                   ------------   ------------
Other assets                                            135,414        105,291
                                                   ------------   ------------
             Total assets                            $6,257,028     $9,743,288
                                                   ============   ============

       Liabilities and Stockholders' Equity
       ------------------------------------

Current liabilities:
 Accounts payable                                       391,127        340,575
 Accrued expenses                                       206,303        415,091
 Sales deposits                                             450         43,700
 Deferred revenue                                        35,024         10,765
                                                   ------------   ------------
             Total current liabilities                  632,904        810,131
                                                   ------------   ------------

Stockholders' equity:
 Common stock, $.01 par value. Authorized
  50,000,000 shares. Issued 13,979,666 and
  13,785,244 shares at September 30, 1997
  and December 31, 1996, respectively                   139,797        137,852
Additional paid-in capital                           22,092,948     21,577,249
Accumulated deficit                                 (16,274,734)   (12,614,605)
Treasury stock - at cost 17,382 shares in 1997
 and 8,315 shares in 1996                              (333,887)      (167,339)
                                                   ------------   ------------
             Total stockholders' equity               5,624,124      8,933,157
                                                   ------------   ------------
                                                   $  6,257,028      9,743,288
                                                   ============   ============

                                TURBOCHEF, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           Three Months Ended           Nine Months Ended
                                       -------------------------     ------------------------
                                              September 30                 September 30
                                       -------------------------     ------------------------
                                           1997          1996           1997          1996
                                       -----------    ----------     ----------    ----------
Net sales                              $   720,517       264,236      2,448,373     2,254,285
Other revenue                                  -             -           10,414         8,120
                                       -----------    ----------     ----------    ----------
          Total revenues                   720,517       264,236      2,458,787     2,262,405


Costs and expenses:
 Cost of goods sold                        650,353       208,886      1,838,416     1,742,400
 Research and development expenses         354,983       156,183        876,888       451,177
 Selling, general, and administrative
   expenses                              1,432,899       767,412      3,575,362     1,745,535
                                       -----------    ----------     ----------    ----------
          Total costs and expenses       2,438,235     1,132,481      6,290,666     3,939,112
                                       -----------    ----------     ----------    ----------
                                        (1,717,718)     (868,245)    (3,831,879)   (1,676,707)
                                       -----------    ----------     ----------    ----------

Other income (expense):
 Interest income                            41,853       133,065        228,121       151,523
 Interest expense                                -             -              -        (6,934)
 Other income (expense)                    (41,677)       (3,199)       (56,386)       (3,199)
                                       -----------    ----------     ----------    ----------
                                               176       129,866        171,735       141,390
                                       -----------    ----------     ----------    ----------
          Net loss                     $(1,717,542)     (738,379)    (3,660,144)   (1,535,317)
                                       -----------    ----------     ----------    ----------
Loss per common share                       $(0.12)        (0.05)         (0.26)        (0.12)
                                       -----------    ----------     ----------    ----------

Weighted average number of common
 shares and common share equivalents
 outstanding                            13,909,825    13,732,708     13,877,866    13,199,071
                                       ===========    ==========     ==========    ==========

                                TURBOCHEF, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                             Nine Months Ended September 30,
                                                             -------------------------------
                                                                1997                 1996
                                                                ----                 ----
Cash flows from operating activities:
 Net loss                                                    $(3,660,144)         (1,535,317)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization                                  84,528              59,223
   Allowance for doubtful accounts                                 5,775                   -
   Amortization of director compensation                          13,878               6,937
   Decrease (increase) in accounts receivable                    (15,850)            355,447
   Increase in inventories                                      (238,674)           (149,513)
   Increase in prepaid expenses                                 (232,129)            (84,815)
   Decrease (increase) in other assets                           (48,154)                 15
   Increase (decrease) in accounts payable                        50,552              43,016
   Increase (decrease) in accrued expenses                      (208,788)             18,062
   Increase in deferred revenue                                   24,259                   -
   Increase (decrease) in sales deposits                         (43,250)             30,750
                                                             -----------          ----------
      Net cash used in operating activities                   (4,267,997)         (1,256,195)
                                                             -----------          ----------

Cash flows from investing activities:
 Sales (purchases) of marketable securities                    3,955,896          (7,366,506)
 Purchase of equipment                                          (240,370)           (114,297)
 Investment in TurboChef Europe                                   14,636                   -
 Additions to intangibles                                              -             (43,295)
                                                             -----------          ----------
      Net cash (used in) provided by investing activities      3,730,162          (7,524,098)
                                                             -----------          ----------

Cash flows from financing activities:
 Proceeds from notes payable to stockholders                           -             285,000
 Repayment of notes payable to stockholders                            -            (570,000)
 Exercise of stock options                                       232,245              17,808
 Exercise of stock warrants                                      285,399                   -
 Issuance of common stock                                              -          12,000,000
 Proceeds from sale of warrants                                        -                  80
 Offering costs                                                        -          (1,650,962)
 Purchase of treasury stock                                     (166,548)                  -
                                                             -----------          ----------
      Net cash provided by financing activities                  351,096          10,081,926
                                                             -----------          ----------
Net increase (decrease) in cash and cash equivalents            (186,739)          1,301,633
Cash and cash equivalents at beginning of period                 477,166             642,883
                                                             -----------          ----------
Cash and cash equivalents at end of period                   $   290,427           1,944,516
                                                             ===========          ==========

                                TURBOCHEF, INC.

                         Notes to Financial Statements

                                  (Unaudited)

                              September 30, 1997



General
-------
The financial statements of TurboChef, Inc. (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and have not been examined by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The December 31, 1996 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The Company believes that other disclosures contained herein, when read in conjunction with the financial statements and notes included in the Company's Annual Report for the fiscal year ended December 31, 1996 on Form 10-K, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included in the aforementioned Form 10-K. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

ITEM 2:   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          ---------------------------------------------------------------------
          OF OPERATIONS
          -------------

GENERAL

  Since its inception in April 1991, the Company has been engaged primarily in research and development, limited production operations and test marketing of its cooking systems. The developmental nature of the Company continued through the March 1994 introduction of its first commercial product, the Model D-1 cooking system. This emphasis on research and development continued into its first major contract with Whitbread PLC ("Whitbread") in June 1995, when the Company introduced an enhanced product, the Model D-2 cooking system.

  The Company concentrated its efforts on the Whitbread rollout throughout 1996. Upon the completion of the secondary public offering of Common Stock in June 1996 ("the June 1996 Offering"), the Company committed to the development of a direct sales organization. By the end of the first quarter of 1997, the Company had substantially developed its US direct sales infrastructure and marketing programs. This sales group consists of executive level sales representatives along with the necessary demonstration and implementation technical staff. Knowing that the process of carrying out numerous face-to-face demonstrations, developing customized implementation strategies for each potential customer and conducting the exhaustive testing required by each prospect results in an extended sales process, the Company has taken a long-term view of the sales development process. The revolutionary nature of the TurboChef technologies, coupled with the foodservice industry's general resistance to change, have also contributed to a long sales cycle. Customers currently taking cooking system deliveries on a regular basis include Whitbread, various franchisees of HFS Incorporated, Choice Hotels International and the European joint venture, TurboChef Europe Limited. In addition, the Company is actively engaged in tests within regional and national chains of quick service and casual dining restaurants, hotels, convenience stores, supermarkets and movie theaters.

  The Company has invested heavily in research, prototype development, establishment of manufacturing capacity, and sales and marketing personnel. As a result of these investments, and the heretofore limited revenues generated through sales of cooking systems, the Company has incurred substantial operating losses in each year of its operations (including net losses of $2,941,413, $1,585,268 and $3,181,519 for the years ended December 31, 1996, 1995 and 1994, respectively) resulting in an accumulated deficit of $16,274,734 as of September 30, 1997.

  On September 29, 1997, the Company announced a strategic alliance with Maytag Corporation (the "Maytag alliance"). The alliance is aimed at the development and commercialization of innovative products based on TurboChef's leading-edge technologies in heat transfer, thermodynamics and control systems. The two companies believe that the combination of Maytag's expertise in manufacturing, marketing and distribution in residential and commercial appliance markets, and the Company's proprietary technologies and product development capabilities, can result in the successful commercialization of new products in the future. The alliance entails a mutual exchange of each company's common stock valued at approximately $10 million and Maytag's payment to TurboChef for certain research and development activities related to targeted product initiatives.

  The Company intends to pursue business growth through implementation of the following strategies: i) continued marketing to U.S. restaurants, hotels, convenience stores and other foodservice operators, ii) establishment of international distribution through strategic alliances and regional distributorships, iii) joint development and commercialization of new products through the Maytag alliance and iv) continued development of new hardware, software and food solutions for foodservice operators. The Company's future profitability will depend upon, among other things, the successful implementation of most or all of these initiatives.

  The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1996

  Revenues for the quarter ended September 30, 1997 were $720,517, an increase of $456,281, when compared to revenues of $264,236 for the quarter ended September 30, 1996. This increase is due to the increase in unit shipments in the 1997 period and the 1996 delay of shipments of cooking systems to Whitbread from the third to the fourth quarters of 1996. As a result of the delay, there were no Whitbread shipments in the third quarter of 1996.

  Cost of sales for the quarter ended September 30, 1997 was $650,353, an increase of $441,467 when compared to $208,886 for cost of sales in the quarter ended September 30, 1996. The increase resulted from greater unit shipments, and the effect of charges taken during the third quarter for inventory obsolescence due to design enhancements to the Model D-2 cooking system and an increase in the reserve for future warranty expenses.

  Gross profit on sales for the quarter ended September 30, 1997 increased $14,814 to $70,164, when compared to gross profit on sales of $55,350 during the quarter ended September 30, 1996. Gross margin for the quarter was 10%, compared to 21% for the third quarter of 1996. Excluding the effect of the aforementioned obsolescence and warranty charges, gross margin for the quarter ended September 30, 1997 was 29%, reflecting higher average selling prices and reduced manufacturing costs for the Model D-2 cooking system in the 1997 period.

  Research and development expenses for the quarter ended September 30, 1997 increased $198,800, to $354,983, as compared to $156,183 for the quarter ended September 30, 1996. The increase was primarily due to staff additions and expenses incurred for prototype development, including a self-serve cooking system for convenience store and vending applications, a reduced size commercial cooking system and a residential oven prototype.

  Selling, general and administrative expenses (S G & A) for the three months ended September 30, 1997 increased $665,487, to $1,432,899 from comparable expenses of $767,412 for the three months ended September 30, 1996. Consistent with the business plan outlined by the Company in connection with the June 1996 Offering, the increased expense is primarily attributable to the development of a U.S. sales infrastructure which incorporates staff additions, increased travel costs and trade show participation expenses. Also contributing to the increased S G & A are costs associated with international business development in the UK and Japan not incurred in the comparable period of 1996.

     Interest income for the quarter ended September 30, 1997, was $41,853 compared to income of $133,065 for the quarter ended September 30, 1996. The decrease in income is attributable to the liquidation of marketable securities to fund operations throughout 1997.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

     Revenues for the nine months ended September 30, 1997 were $2,458,787, an increase of $196,382, when compared to revenues of $2,262,405 for the nine months ended September 30, 1996. This increase is primarily attributable to higher average selling prices for the Model D-2 cooking system in the 1997 period.

     Cost of sales for the nine months ended September 30, 1997 was $1,838,416, an increase of $96,016 when compared to $1,742,400 for cost of sales in the nine months ended September 30, 1996. This increase is the result of charges taken during the third quarter of 1997 for inventory obsolescence due to design enhancements to the Model D-2 cooking system and an increase in the reserve for future warranty expenses.

     Gross profit on sales for the nine months ended September 30, 1997 increased $98,072 to $609,957, when compared to gross profit on sales of $511,885 during the nine months ended September 30, 1996. Gross margin through September 30, 1997 was 25%, compared to 23% for the nine months ended September 30, 1996. Excluding the effect of the third quarter obsolescence and warranty charges, gross margin was 31%, reflecting higher average selling prices and lower manufacturing costs for the Model D-2 cooking system during the 1997 period.

     Research and development expenses for the nine months ended September 30, 1997 increased $425,711, to $876,888, as compared to $451,177 for the nine months ended September 30, 1996. The increase was primarily due to staff additions and expenses incurred for prototype development, including a self-serve cooking system for convenience store and vending applications, a reduced size commercial cooking system and a residential oven prototype.

     Selling, general and administrative expenses (S G & A) for the nine months ended September 30, 1997 increased $1,829,827, to $3,575,362 from comparable expenses of $1,745,535 for the nine months ended September 30, 1996. Consistent with the business plan outlined by the Company in connection with the June 1996 Offering, the increased expense is primarily attributable to the development of a U.S. sales infrastructure which incorporates staff additions, increased travel costs and trade show participation expenses. Also contributing to the increased S G & A are costs associated with international business development in the UK and Japan not incurred in the comparable period of 1996.

     Interest income, net of interest expense for the nine months ended September 30, 1997, was $228,121 compared to income of $144,589 for the nine months ended September 30, 1996. The increase in income is attributable to investment income throughout 1997, whereas significant interest income in 1996 did not begin until after consummation of the June 1996 Offering.

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

     At September 30, 1997, the Company had working capital of $5,024,346 as compared to working capital of $8,522,752 at December 31, 1996. The $3,498,406 working capital decrease from December 31, 1996 resulted primarily from the net operating loss of $3,660,144 incurred by the Company for the nine months ended September 30, 1997. For the nine months ended September 30, 1997, accounts receivable turnover declined to 6.8 from 9.1 during the nine months ended September 30, 1996 due to temporary delays in payment by the Company's largest customer, Whitbread, during the first and second quarters of 1997.

     Cash used in operating activities was $4,267,997 for the nine months ended September 30, 1997 as compared to cash used in operating activities of $1,256,195 for the nine months ended September 30, 1996. The increase is primarily the result of a $2,124,827 increase in operating losses, an increase in inventories of $238,674, an increase in prepaid expenses of $232,129, and a decrease in accrued expenses of $208,788. Cash provided by investing activities for the nine months ended September 30, 1997 was $3,730,162 as a result of the sale of marketable securities in the amount of $3,955,896, offset by equipment purchases of $240,370. Cash provided by financing activities was $351,096 for the nine months ended September 30, 1997, which represents the net proceeds from exercises of stock options and warrants offset by purchases of treasury stock. At September 30, 1997, the Company had cash and cash equivalents of $290,427, compared to cash and cash equivalents of $1,944,516 at December 31, 1996.

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

FORWARD LOOKING STATEMENTS

     The Company is utilizing the proceeds from the June 1996 Offering to expand its operations, including, among other things, continuing its product development activities and marketing efforts and to set-up additional third-party production operations for the manufacture of the Company's cooking systems. The Company anticipates, based on its currently proposed plans and assumptions relating to its operations (including assumptions regarding the progress of its research and development efforts and its ability to reduce cooking system production costs) that its current cash and cash equivalent balances, anticipated revenues from operations, and payments received pursuant to the Maytag alliance, will be sufficient to fund its operations and satisfy its contemplated capital requirements for approximately the next 8-10 months.
In the event that the Company's plans change, or its assumptions change or prove to be incorrect, or cash balances and anticipated revenues otherwise prove to be insufficient, the Company would be required to revise its plan of operations (which revision would include a significant reduction in operating costs) and/or seek additional financing prior to the end of such period. The Company has no other current arrangements with respect to, or sources of, additional financing. There can thus be no assurance that additional financing will be available to the Company, if and when needed, on commercially reasonable terms, or at all.

     The Company has used a substantial portion of the proceeds of the June 1996 Offering in an effort to expand its current level of operations and grow the Company's business. However, the Company's future performance will be subject to a number of business factors, including those beyond the Company's control, such as economic downturns and evolving industry needs and preferences, as well as to the level of the Company's competition and the ability of the Company to successfully market its products and effectively monitor and control its costs. The Company believes that increases in revenues sufficient to offset its expenses and result in its profitability could be derived from its currently proposed plans within the next 12 months, if such plans are successfully completed. These plans include: (i) complete the deliveries of those TurboChef cooking systems contemplated by the latest Whitbread contract, (ii) utilize the awareness created by the Whitbread relationship and extend the Company's marketing and sales efforts into other countries within the European Union,
(iii) further develop the Company's relationship with franchisees of HFS Incorporated and thereby increase product sales, (iv) obtain initial purchase orders from additional regional or national foodservice operators, (v) introduce additional new products, such as its proposed residential cooking system, consumer operated, and CUB models, and develop and market new products through the Maytag alliance, (vi) establish a dealer sales network and (vii) further reduce the Company's manufacturing costs. However, there can be no assurance that the Company will be able to successfully implement any of the foregoing plans, that either its revenues will increase or its rate of revenue growth will continue or that it will ever be able to achieve profitable operations.

     As of September 30, 1997, the amount of backlog orders believed to be firm was approximately $2.6 million, as compared to approximately $4 million as of December 31, 1996. The Company anticipates that approximately $0.5 million of such backlog will be filled during the current year.

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

ACCOUNTING MATTERS

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share (Statement 128). Statement 128 specifies the computations, presentations, and disclosure requirements for earnings per share
(EPS) for entities with publicly held common stock or potential common stock. Statement 128 replaces primary EPS and fully diluted EPS with basic EPS and diluted EPS, respectively. Statement 128 is effective for financial statements for both interim and annual periods beginning after December 15, 1997, with earlier application not permitted. If such early application were permitted, management believes the impact of the adoption would not have a material impact on the recorded EPS at September 30, 1997.

PART II.  OTHER INFORMATION

     Item 1.   LEGAL PROCEEDINGS

               None

     Item 2.   CHANGES IN SECURITIES.

               None

     Item 3.   DEFAULTS UPON SENIOR SECURITIES

               None

     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None

     Item 5.   OTHER INFORMATION

               None

     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)      EXHIBITS

                        Exhibit Number    Description
                        --------------    -----------
                        10.26             Strategic Alliance Agreement dated as
                                          of September 26, 1997, by and between
                                          TurboChef, Inc. and Maytag
                                          Corporation.*

                        * Filed herewith in redacted form pursuant to Rule 24b-2
                          promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Filed separately in unredacted form subject to a request for confidential treatment pursuant to Rule 24b-2 under the Exchange Act.

               (b)      REPORTS ON FORM 8-K

                        None

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        TURBOCHEF, INC.


                                        By:/s/ Dennis J. Jameson
                                           -------------------------------------
                                           Dennis J. Jameson
                                           Executive Vice President, Chief
                                           Financial Officer
                                           (Principal Financial Officer)

Dated November 14, 1997