Form 10-K
period 1997-12-31
TURBOCHEF INC
filed 1998-03-31
CIK 916545

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                           _________________________
                                   Form 10-K
(Mark One)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                For the Fiscal Year Ended December 31, 1997
                                         OR
           [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                         For the transition period from
                          ___________ TO ____________

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
                  None                                   None
        SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                         COMMON STOCK, $0.01 PAR VALUE
                               (Title of Class)
                           _________________________

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

         Aggregate Market Value of voting stock held by non-affiliates of the Registrant at
                         March 15, 1998:  $45,755,535

   Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

                                              Number of Shares Outstanding
          Title of Each Class                       at March 15, 1998
          -------------------                       -----------------
     Common Stock, $0.01 Par Value                      14,571,608
                           _________________________

                      DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the Registrant's definitive proxy materials for its 1998 annual meeting of stockholders are incorporated by reference in Part III hereof.

                                   TURBOCHEF, INC.
                                  TABLE OF CONTENTS

Form 10-K Item                                                        Page
---------------                                                       ----

Part I.

     Item 1.     Business..............................................  2

     Item 2.     Properties............................................ 18

     Item 3.     Legal Proceedings..................................... 19

     Item 4.     Submission of Matters to a Vote of Security Holders... 19

PART II.

     Item 5.     Market for Registrant's Common Equity and Related
                  Stockholder Matters.................................. 20

     Item 6.     Selected Financial Data............................... 21

     Item 7.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.................. 22

     Item 8.     Financial Statements and Supplementary Data........... 29

     Item 9.     Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.................. 29

PART III.

     Item 10.    Directors and Executive Officers of the Registrant.... 30

     Item 11.    Executive Compensation................................ 30

     Item 12.    Security Ownership of Certain Beneficial Owners
                   and Management...................................... 30

     Item 13.    Certain Relationships and Related Transactions........ 30

PART IV.

     Item 14.    Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K............................................ 31

                                    PART I

ITEM 1.    BUSINESS
           --------

GENERAL

     TurboChef, Inc. (the "Company") is a foodservice technology company engaged in designing, developing and marketing high-speed "cooking systems" and in applying its proprietary technologies to other foodservice products, processes and concepts for customers seeking a competitive advantage in the foodservice market. These cooking systems incorporate specially designed proprietary heat transfer hardware with a computerized programmable operating system, which controls the cooking process, and is capable of accepting software updates from a remote site via computer modem. Now that the Company's products and technologies have been validated (through utilization and extensive testing by both the Company and a variety of foodservice operators) and its research and development capabilities have been proven, the Company intends to build upon its technology base to expand its product offerings, while aggressively pursuing joint venture, strategic alliance and/or licensing or other arrangements with companies already engaged in the mass marketing and/or manufacture of foodservice equipment and products in order to expand its market penetration.

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

     The Company intends to seize these opportunities by offering products, such as the TurboChef cooking system, which will enable participants in the foodservice industry to distinguish their menu offerings and service times from those of competitors and thereby achieve a competitive advantage. By working closely with its customers, the Company intends to develop cooking system hardware, software and food preparation processes which are customized to meet their particular needs. For example, the development of the Model D-2 cooking system was in response to the requirements of Whitbread PLC ("Whitbread"), the Company's largest customer, which operates over 6,500 pub, convenience, restaurant, hotel and leisure locations across the United Kingdom, including the Beefeater, Pizza Hut, TGI Friday's, Marriott and Brewers Fayre brands. Through March 15, 1998, Whitbread has purchased 451 TurboChef cooking systems, 300 of which have been placed into their Beefeater restaurant concept.

     Expansion in the restaurant industry has in the past been achieved, to a large extent, through the building of new free-standing restaurants. However, as construction, real estate and labor costs have increased and suitable locations have become more difficult to find, many restaurant chains have slowed their domestic expansion of traditional outlets and targeted alternative venues, such as hotels, supermarkets, retail stores and sports arenas, thus presenting an additional opportunity for the Company by expanding the potential market for the Company's products and technologies. The Company anticipates that such locations may seek to increase their sales of prepared foods as a means of attracting new customers to their sites and as a means of encouraging existing customers to prolong their shopping excursions at such sites. For example, a number of retailers, such as Home Depot, K-Mart and WalMart, and certain grocery stores have recently placed small outlets of branded fast food chains, such as McDonald's, Burger King, Little Caesar's and Pizza Hut, in their stores. The Company believes that it is well positioned to address what it perceives to be this shifting marketing approach within the fast food industry. Specifically, by integrating, within a mobile cart or kiosk, the TurboChef cooking system with a variety of modular components, foodservice supplies and equipment, foodservice operators will be able to take advantage of the TurboChef cooking system's small size and cooking versatility to offer an expansive food menu at remote locations. The Company is seeking to broaden the potential market for its cooking system by providing customers with assistance in connection with this concept.

     The Company also anticipates that various entities, such as public and private institutions (including hotels), that do not engage primarily in the foodservice business may seek to provide their customers or guests with the ability to obtain quick, prepared foods on their premises in order to remain competitive in their own industries. In order to do so on a cost-effective basis, they may employ equipment and concepts of the type provided by the Company. For example, the Company was selected by Choice Hotels International ("Choice Hotels"), an international operator of over 4,000 hotels in 33 countries, as its sole commercial cooking system supplier for the modular Choice Picks branded food court service system being offered (as an alternative to full-service restaurants) to all of Choice Hotel's Clarion, Quality, Comfort, Friendship, Sleep, Econolodge and Rodeway hotels. The Choice Picks food court is comprised of a number of individual brand modules containing all of the equipment, storage, signage and preparation area required to serve various branded food products. Brands prepared in a Choice Picks food court include Nathan's Famous(R), Pizzeria Uno(R) and Healthy Choice(R). Accordingly, the Company intends to continue to develop relationships with the developers of alternative foodservice location concepts in order to support their marketing efforts on concepts which utilize TurboChef cooking systems. Through March 15, 1998, Choice Hotel's operators have purchased 44 TurboChef cooking systems.

     In keeping with this strategy of forming alliances in non-traditional venues, the Company in April 1997 entered into a strategic alliance with HFS Incorporated (now called Cendant Corporation). Cendant is the largest hotel franchisor in the world, franchising the Days Inn(R), Ramada(R), Howard Johnson(R), Knights Inn(R), Super 8(R), Travelodge(R), Villager Lodge(R), and Wingate Inns(R) brands. HFS (Cendant) had sought a way to add foodservice at its limited service properties and improve the foodservice offerings at other properties with minimal capital outlay and investment in labor. This evolved in response to trends indicating travelers prefer quality meals available to them on-site rather than leaving the hotel property to obtain a meal. The TurboChef cooking system can enable these hotels to provide high-quality food through room service in 15 minutes or less. As of March 15, 1998, 14 HFS (Cendant) franchisees have commenced initial field testing of the TurboChef system with the purchase of 17 units. Others are in the process of evaluating the results of these initial installations, completing their own internal development of proprietary menus or evaluating other foodservice brand partners, before proceeding with the purchase of a TurboChef cooking system. The Company believes that Cendant views its technologies as key components of their hotel foodservice strategy and expects continued revenues from this relationship, although it is not possible to predict the timing and number of system purchases that might occur.

     Finally, the Company recognizes the demographic shift of recent years in American families. Traditionally, the husband was the primary breadwinner and would arrive home in time for dinner at 5pm, while the wife generally did not work outside the home and would prepare dinner for the entire family each evening. The shift to two-income families, coupled with longer working hours, children's activities and increased commute times have threatened to render the traditional family dinner obsolete. Families have shifted to eating at fast-food restaurants, buying pre-packaged frozen foods that can be prepared quickly in a microwave oven, or eating so-called "junk-food." Often, food quality and nutrition is sacrificed, and the interaction between family members once prevalent at the evening meal is lost. The Company believes that this changing demographic presents a growth opportunity. Using a residential version of TurboChef technologies, a family could enjoy a quality meal in a fraction of the time required to prepare a meal in the traditional manner. As a response, the Company developed and completed a prototype of a residential unit in June 1996. Subsequently, the Company sought major consumer appliance manufacturers with whom to establish an alliance to explore the application of TurboChef technologies in a residential environment. In September 1997, this search culminated with the signing of a strategic alliance agreement with Maytag Corporation to jointly develop new products using the Company's technologies.

TECHNOLOGIES AND PRODUCTS

     The Maytag Alliance allows the Company to refocus on its core competencies of developing new technologies and innovative products for the foodservice industry, while gaining access to Maytag's substantial expertise and capabilities in commercializing, manufacturing, marketing and distributing residential and commercial products. In addition, Maytag has agreed to make certian payments to fund research and development efforts for mutually agreed upon project initiatives. This Alliance places a significant amount of dependence upon Maytag's overall infrastructure capabilities and financial support. However, the Company believes that having a development partner with Maytag's qualities that is pursuing innovation as an important element of its long term growth strategy, better positions TurboChef to continue developing innovative products and technologies and to have them successfully commercialized and marketed to consumers worldwide.

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

 . Heat Transfer from Air to Food Products. The Company's cooking system transfers heat from the rapidly moving air to a food product placed in the system's "cooking cavity." The heated air enters the cooking cavity from the top and strikes the upper surface of the food, breaking through its cool surrounding "boundary layer." The heated air is then drawn across the upper surface of the food, redirected and pulled along the underside of the food by positive pressure from above and negative pressure from below, causing it to remain in a constant heat transfer relationship with the food. The rapidly moving heated air surrounds the food product like a "moving wrap", continuously removing the cool surrounding boundary layer. As a result, the entire surface of the food browns and crisps simultaneously, as the food product is heated at approximately the same temperature across its entire surface.

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

     THE TURBOCHEF COOKING SYSTEMS

     The Company's high-speed commercial TurboChef cooking systems are intended to allow foodservice operators the flexibility to "cook-to-order" a variety of food items at speeds which are faster than those permitted by conventional commercial ovens and grills, microwave ovens, and other currently available high-speed ovens. The TurboChef cooking system employs the Company's proprietary cooking technologies to quickly and efficiently transfer heat into rapidly moving air, which is then directed at and drawn around the food product in a manner designed to efficiently and evenly disperse and control the heat transferred from the air into the food. During the cooking process, heat in a TurboChef cooking system may also be transferred to the food item through the use of microwaves, either in conjunction with, or independent from, the cooking system's rapidly moving heated air. The Company's proprietary computerized control platform monitors the cooking process and automatically adjusts cook settings during the cooking cycle. In addition, the TurboChef cooking system incorporates easy-to-use programmable settings which provide foodservice operators with the option of pre-setting and customizing their own cook settings.

     To use a TurboChef cooking system, the operator opens the door to the cooking cavity, places the food product on the cooking surface, closes the door, presses the pre-set button corresponding to the food product and then presses the "start" button. When the cooking cycle is complete, an audio signal and a visual message prompt the operator to remove the food. The current commercially produced TurboChef cooking system contains a cooking cavity capable of holding a food product measuring up to 16 inches in diameter and 4 inches in height. The current direct selling price of a TurboChef cooking system generally ranges between $13,500 and $15,500. The Company also offers a full service lease which includes the cooking system hardware, operating system software, ChefComm(TM) software, an extended warranty and technology upgrades for approximately $500.00 per month, with a minimum commitment of sixty (60) months.

     The cooking capacity of a TurboChef cooking system is limited by the size of its cooking cavity but augmented by its speed. Conventional commercial ovens and grills can usually prepare a larger number of individual items concurrently and may cook items which are larger in size than can currently be prepared in a TurboChef cooking system. However, since the cooking times required by conventional ovens and grills are substantially longer than those required by a TurboChef cooking system, a foodservice operator using such equipment must generally either (i) cook a large number of items in advance of customer orders, in order to satisfy potential demand on a timely basis during peak serving periods, or (ii) have its customers wait for service, with the waiting time most likely extending beyond the range of generally acceptable service times for the fast food segment of the foodservice industry. Food items which are pre-cooked rather than cooked-to-order are typically "held" until purchased, often resulting in product degradation and increased food costs due to product spoilage. A TurboChef cooking system avoids these inherent limitations of conventional commercial ovens and grills since the rapid cooking speed achieved by the TurboChef cooking system allows more products to be cooked-to-order by the foodservice operator. Moreover, under certain circumstances the TurboChef cooking system has the capability of simultaneously cooking up to five different types of food by utilizing the "lowest common denominator" or overlapping cooking temperatures and times.

     Thus, through the use of a TurboChef cooking system, the Company believes that traditional full-service restaurants can offer the convenience and speed of foodservice typically associated with fast food restaurants -- without sacrificing the "restaurant quality" of the food served -- and fast food restaurants can offer more varied menus and a food quality more typically associated with full-service restaurants -- without compromising their "quick service" speeds.

Furthermore, non-traditional foodservice operators can provide restaurant quality hot food in a limited space without major investments in equipment and labor. Moreover, these technologies provide both full service and fast-food restaurant operators with the means of "up-grading" their menu offerings, both in terms of food items offered and in terms of cooked food quality and consistency, without a corresponding increase in their labor or operating costs. In fact, the use of the TurboChef cooking system also provides both full-service and quick-service restaurants with a means of enhancing their profitability by reducing certain costs associated with the cooking process.

     The TurboChef cooking system, which is as easy to use as a conventional microwave oven, can be operated by both skilled and unskilled personnel with minimal training. As a result, foodservice operators can reduce their labor costs both by utilizing less skilled personnel to perform cooking functions that normally require skilled, and more expensive labor, and by using the reduced cooking times associated with the TurboChef cooking system to improve the productivity of their skilled food preparers. In addition, the Company has determined that product yields for certain foods can be increased as the moisture loss and/or food shrinkage typically associated with the cooking of such food items can be reduced when a TurboChef cooking system is used.
Finally, certain kitchen equipment costs can be reduced or eliminated (e.g. the cooking system typically does not require the ventilating equipment normally needed with commercial ovens and grills and, because of the TurboChef cooking system versatility, i.e. its ability to bake, broil and grill, the need for other types of cooking equipment can be reduced) and electricity costs can be reduced since the TurboChef cooking system gives off less heat than commercial grills and ovens, thereby reducing the amount of ventilated air required to maintain kitchen temperatures at acceptable levels.

     OTHER PRODUCTS AND APPLICATIONS

OPERATIONS ENHANCEMENT SYSTEMS. In connection with marketing the TurboChef cooking system to traditional full-service and fast food restaurants, the Company is developing a series of operations enhancement systems, each of which incorporates the use of the TurboChef cooking system. The CHEFCOMM(TM) system is a centralized cook setting system, which, through the use of a computer modem, can reprogram TurboChef cooking systems installed in various restaurant locations from a single central site, thereby enabling foodservice operators to easily modify their cook settings, and thus their menu selections, on a system-wide basis. A prototype verison of ChefComm(TM) has been completed, and the Company is currently developing enhancements and improvements to the program. The Company is also exploring development of other productivity systems to accompany the TurboChef cooking system.

PROPOSED TECHNOLOGY EXTENSIONS - ADDITIONAL COMMERCIAL APPLICATIONS. The Company is also developing a unique application of its cooking system specifically for convenience store use. This convenience store cooking system will be designed to cook "on demand" popular fast foods such as breakfast sandwiches in 20 seconds, hamburgers in 30 seconds and pizza in 40 seconds. As a result, one TurboChef cooking system will enable a wide variety of competitive fast food offerings from inside a convenience store. A first generation prototype of this "consumer-operated" cooking system was introduced at the North American Association of Food Equipment Manufacturers (NAFEM) bi-annual exhibit in New Orleans in September 1997. Development of this prototype was in response to interest from The Southland Corporation, parent of the 7-Eleven convenience store chain, which had placed a purchase order calling for the development of a reduced size unit with a "self-serve" operating configuration. While progress has been made in the development of this unit, the Company elected to direct most of its engineering resources to the Maytag alliance projects. The Company expects its engineering emphasis to remain on the Maytag projects and does not anticipate significant revenues from sales of a convenience store oven model in 1998.

THE MAYTAG ALLIANCE

     On September 29, 1997, the Company announced a strategic alliance with Maytag Corporation (the "Maytag alliance"). The alliance is aimed at the development and commercialization of innovative products based on TurboChef's leading-edge technologies in heat transfer, thermodynamics and control systems. The two companies believe that the combination of Maytag's expertise in manufacturing, marketing and distribution in residential and commercial appliance markets, and the Company's proprietary technologies and product development capabilities, can result in the successful commercialization of new products in the future. The alliance entails a mutual exchange of each company's common stock valued at approximately $10 million and provides for the parties to engage in various R & D and commercialization projects. The first project, initiated in October, 1997, called for Maytag's payment to TurboChef of $250 thousand per month for six months for targeted R & D efforts focused on its interests. In March 1998, the Company and Maytag extended this project for another twelve-month period. In addition, Maytag agreed to increase the R & D payment to $300 thousand per month.

MARKETING AND SALES

     GENERAL

     Historically, the Company has focused its limited resources on successfully developing new technologies and innovative products for the foodservice industry, with a secondary emphasis on aggressively marketing such products. However, in late 1996 the Company implemented an initiative to establish a U.S. sales infrastructure. This initiative entailed the addition of an executive level sales representative and the establishment of sales support and customer service teams. In addition, the Company attempted to bolster its marketing reach in 1997 through increased participation in trade shows, production and distribution of new sales brochures, direct mail, and advertising in trade magazines. The primary focus of the U.S. sales and marketing strategy in 1997 was building awareness and gaining experience within as many foodservice venues as possible.

     While the Company achieved certain successes in directly marketing its products in 1997, particularly in obtaining product trials with a wide variety of potential customers, the Company did not derive an acceptable level of product sales from these efforts. Consequently, although the Company expects to continue to market directly to certain domestic and international accounts, such as fast food and full service restaurant chains, the Company intends to aggressively pursue joint venture, strategic alliance and/or licensing, co-branding or other arrangements with companies already engaged in the mass marketing and/or manufacture of foodservice equipment and products in order to expand its market penetration. For example, through the Maytag alliance the Company intends to substantially enhance its marketing capabilities by offering its products through Maytag's extensive marketing and distribution network. The Company also intends to utilize various mass market distribution channels, such as independent distributors, to assist the Company in the marketing of its products to independent restaurants, cafeterias, public and private institutions and non-traditional foodservice operators and may grant exclusive marketing rights to certain of such distributors within specified territories (except for any accounts reserved by the Company) so long as minimum purchase and other requirements are satisfied.

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

     As of March, 15, 1998, the Company had sold 710 cooking systems that are being utilized in 45 different foodservice concepts around the world including fast food and casual dining restaurants, hotels, convenience stores, movie theaters, super markets and entertainment centers. There are 449 TurboChef cooking systems sold in the United Kingdom, 174 in the US and 87 in 16 other countries including Japan, Germany, Sweden and Canada.

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

     Whitbread has purchased 451 TurboChef cooking systems, which have been installed in most of their 300 unit Beefeater chain, as well as in several of their other restaurants and resorts. In February 1997, the third contract with Whitbread was signed. During 1997, Whitbread took delivery of 106 units under this third contract, primarly to explore the application of the Company's technologies to other foodservice concepts. For the year ended December 31, 1997, approximately 37% of the Company' s revenues were derived from sales to Whitbread, as compared to 75% and 69% for the years ended December 31, 1996 and December 31, 1995, respectively. It is not possible at this point to predict how many more units Whitbread intends to purchase; however, Whitbread does consider the Company to be an important strategic partner in executing its business development plans.

     TARGET MARKETS

     The Company currently intends to focus its U.S. marketing efforts on the following commercial markets:

 . FOODSERVICE OPERATORS DESIRING MENU EXTENSION. A TurboChef cooking system can accommodate operators seeking to "upgrade" their menu offerings, both in terms of food items offered and in terms of cooked food quality and consistency, without any significant additional investment, as well as those desiring to extend their menus, such as hamburger restaurants desiring to serve pizza, or to introduce new products on a regular basis as part of their marketing strategy.

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

  INTERNATIONAL SALES AND MARKETING

  The Company established offices in the United Kingdom (UK) and Japan during 1997 to explore other business opportunities in Europe and Asia. In addition, the Company established a joint venture in Ireland with a large food manufacturer.

 . TurboChef Europe. In 1997, the Company entered into a joint venture with one of Europe's largest food manufacturers, The Queally Group, and formed TurboChef Europe Limited. The objective of this alliance is to utilize the combined resources of the two parties to market the Company's cooking technologies through the establishment of distribution agreements with regional foodservice equipment distributors throughout Western Europe. As of March 15, 1998, TurboChef Europe had purchased approximately 50 units.

 . Japan. In January 1997, the Company established a business development office in Japan to evaluate opportunities in the Japanese market. The Company is exploring establishment of the strategic alliances required to provide necessary manufacturing, sales, service and food development to support the introduction of TurboChef technologies to the region. While initial response to cooking demonstrations has been encouraging, at this point it is not yet possible to determine the sales prospects for the Company's products in Japan.

 . United Kingdom. During 1997, a business development office was established in the UK to evaluate sales opportunities in the UK to foodservice operators who are not direct competitors of Whitbread.

     The Company's marketing plans are subject to change as a result of a number of factors, including progress or delays in the Company's development efforts, changes in the foodservice or foodservice equipment markets, the nature of marketing arrangements which may become available to the Company and competitive factors.

Production and Supply

     Throughout most of 1997, the Company relied on two contract manufacturers to build its cooking systems, Sylvester's Inc. ("Sylvester's"), based in Louisville, Mississippi, and Techniform, Inc. ("Techniform"), based in Waterford, Ireland. However, in December 1997 the Company elected to consolidate production at Techniform. The Company believes by consolidating production it can gain economies of scale and achieve greater consistency in the quality of cooking systems produced. Techniform has the current capacity to produce approximately 40 cooking systems per month, which is sufficient to meet the Company's near-term delivery requirements. The Company has not, however, entered into a long-term contract with Techniform, intending instead to continue its practice of placing cooking system manufacturing orders with Techniform from time to time, in the ordinary course of business, as its needs require. While the Company believes that Techniform's production quantities can be increased to as high as 150 cooking systems per month, there can be no assurance of such production increase or that any increased production would be sufficient.

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

     The Company's manufacturing cycle, which is the period from the execution of a purchase order until actual shipment of the product to the customer, generally ranges from two to six weeks for small volume cooking system sales and up to one or two months longer for initial shipments to commence under large multi-cooking system purchase contracts. Pursuant to the Company's warranty policy, the Company will accept the return of a cooking system if the cooking system does not perform according to product specifications. For certain potentially large customers which wish to test and evaluate a cooking system prior to purchase, the Company occasionally offers one or more units at a reduced price for such evaluation.

RESEARCH AND DEVELOPMENT

     During the years ended December 31, 1997, 1996 and 1995, the Company incurred costs related to research and development activities in the amounts of $1,220,585, $681,161, and $424,325, respectively. The Company intends to continue various research and development activities undertaken since the Company's inception in an effort to satisfy the changing needs of its customers and potential customers. These efforts include the continuing development of improvements and enhancements to the performance of the Company's TurboChef restaurant cooking systems (its Model D series); completion of development efforts relating to a residential cooking system model incorporating the Company's proprietary high-speed cooking technologies; completion of development efforts relating to the Company's proposed Model E series consumer-operated TurboChef cooking system for use in convenience stores and other retail outlets, customization of the Company's proprietary software systems (incorporated in the technological platform of its products), if and as needed for the successful integration of the Company's products and services with its customers' existing foodservice operating systems; and the Company's continuing efforts to exploit other of the many potential market applications for the TurboChef technologies.

     The Company believes that the versatility of its established technological platform will enable it to deliver a variety of innovative foodservice products to its customers and that future research and development costs will generally be incurred in connection with expanding the commercial applications of its technologies for targeted, customer-requested applications. In addition, to the extent the Company is engaged to develop products for its customers, the Company may require such customers to fund all or a portion of the related research and development costs.

COMPETITION

     The cooking and warming segment of the foodservice equipment market is characterized by intense competition. The Company competes with numerous well-established manufacturers and suppliers of conventional commercial ovens, grills and fryers (including those which cook through the use of conduction, convection, induction, air impingement, infrared and/or microwave heating methods). In addition, the Company is aware of others who are developing, and in some cases have introduced, new ovens based on high-speed heating methods and technologies. Although the Company is not aware of any competitive products, either being marketed or under development, which it believes are functionally equivalent to the TurboChef cooking system (i.e. that can produce the variety of food items, cooked to the same high quality standards, at the same speeds), there can be no assurance that other companies with the financial resources and expertise that would encourage them to attempt to develop competitive products do not have or are not currently developing functionally equivalent products, or that functionally equivalent products will not become available in the near future. Most of the Company's competitors possess substantially greater financial, marketing, personnel and other resources than the Company and have established reputations relating to the development, manufacture, marketing and service of cooking equipment. Among the Company's major competitors in the cooking and warming segment of the foodservice equipment market are: The Middleby Corporation and certain of its subsidiaries; the commercial foodservice equipment division of Welbilt Corporation, including, Lincoln Foodservice Products, Inc.; Quadlux, Inc.; Vulcan-Hart Corporation, a subsidiary of Premark International, Inc.; the Blodgett Oven Company, Inc., a subsidiary of G. S. Blodgett Corp. (which is now owned by Maytag); Groen, Inc., a subsidiary of Dover Corporation; and Franklin Products, Inc.

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

     The market for the Company's products and technologies is characterized by changing technology and evolving industry standards. The Company's ability to compete successfully will depend, in large part, on its ability to continually enhance and improve its existing products, complete development and introduce to the marketplace in a timely manner its proposed products, adapt its products to the needs of its customers and potential customers, successfully develop and market new products and continue to improve operating efficiencies and lower manufacturing costs. There can be no assurance that the Company will be able to compete successfully, that competitors will not develop technologies or products that render the Company's products obsolete or less marketable, or that the Company will be able to successfully enhance its products, develop new products or lower costs, when and as needed.

REGULATION AND ACCREDITATION

     The Company is subject to regulations administered by various federal, state, local and international authorities (including those limiting radiated emissions from the Company's cooking system products) which impose significant compliance burdens on the Company. Failure to comply with these regulatory requirements may subject the Company to civil and criminal sanctions and penalties. While the Company believes that it, as well as its currently available TurboChef cooking systems, are in compliance in all material respects with all laws and regulations applicable to the Company and such products, including those administered by the United States Food and Drug Administration, the Federal Communication Commission and the European Community Council, there can be no assurance of such compliance. The Company intends to test, from time to time, the cooking systems manufactured in order to confirm continued compliance with applicable regulatory requirements. Management believes that compliance with these laws and regulations will not require substantial capital expenditures or have a material adverse effect on the Company's future operations.

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

     The Company has received certification from Underwriter's Laboratories, Inc. ("UL(R)") as to compliance of the Company's Model D-2 TurboChef cooking system with applicable UL(R) requirements relating to product safety accreditation standards and with the applicable requirements of the National Sanitation Federation ("NSF") relating to cleanability and sanitation accreditation standards. UL(R) and NSF are agencies which have established certain standards for a variety of categorized products and can be engaged to inspect a manufacturer's products for compliance with the applicable standards. Certification by each agency authorizes the marking of any such product with the agency's labels, which indicates that the product is approved by the agency for such use. Such certifications, which require periodic renewal, only represent compliance with established standards and are not legally required. However, failure by the Company to comply with these accreditation standards in the future could have a material adverse effect on the Company's marketing efforts. In addition, the Company has met the requirements necessary to apply the "CE" mark (which indicates compliance with the European Community Council directive relating to electromagnetic compatibility and low voltage) to its Model D-2 TurboChef cooking systems. As an equipment manufacturer, the Company is allowed to "self-certify" compliance with this directive and have a third party attest to the results. The Company is required by law to meet this European Community Council directive in order to apply the "CE" mark and thereby sell its cooking systems in the European Union.

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

INSURANCE

     The Company is engaged in a business which could expose it to possible liability claims from others, including from foodservice operators and their staffs, as well as from consumers, for personal injury or property damage due to design or manufacturing defects or otherwise. The Company maintains a general liability insurance policy (which includes products liability coverage) that is subject to a $1,000,000 per occurrence limit with a $2,000,000 aggregate limit and a $5,000,000 umbrella liability insurance policy to cover claims in excess of the limits of its liability insurance, which the Company believes is adequate coverage for the type of products currently marketed. In addition, the Company believes that its third party manufacturers currently maintain similar levels of liability insurance.

PATENTS AND PROPRIETARY RIGHTS

     The Company holds three United States patents which cover certain fundamental aspects of the Company's high-speed cooking technologies and the Company has pending patent applications or patents corresponding to one or more of these United States patents filed in 7 countries (including the various countries of the European Patent Convention as a single filing entity). These United States patents expire in 2010-2013. The Company further holds one pending United States patent application on a catalytic converter for use in such high-speed cooking technologies. The Company also holds one United States patent relating to the Company's "par-baked" pizza dough setting technology, which patent expires in 2014. The patent laws of other countries may differ from those of the United States as to the patentability of the Company's technologies and products and the degree of protection afforded. The Company believes that its patents and patent applications provide it with a competitive advantage. Accordingly, in the event the Company's products and technologies gain market acceptance, patent protection would be important to the Company's business. There can be no assurance as to the breadth or degree of protection which existing or future patents, if any, may afford the Company, or that any patent applications will result in issued patents, or that the Company's patent rights will be upheld if challenged, or that competitors will not develop similar or superior methods or products outside the protection of any patents issued to the Company.

     The Company believes that product and brand name recognition is an important competitive factor in the foodservice equipment industry. Accordingly, the Company promotes the TurboChef name in connection with its marketing activities. The Company holds a United States trademark for the TurboChef name and a service mark registration for its slogan, "Changing the Way Good Food Is Served(R)". The Company also holds United States service marks on Turbocart(R) and Turbokiosk(R). The Company has filed trademark applications in the United States for PreSet(TM) and ChefComm(TM), and has filed trademark applications in Japan for ChefComm and "Changing the Way Good Food Is Served."

     The Company also relies on trade secrets and proprietary know-how, and typically enters into confidentiality and non-competition agreements with its employees and appropriate suppliers and manufacturers, to protect the concepts, ideas and documentation relating to its proprietary technologies. However, such methods may not afford the Company complete protection. There can be no assurance that others will not independently obtain access to the Company's trade secrets and know-how or independently develop products or technologies similar to those of the Company. Since the Company believes that its proprietary technologies are important to its business, failure to protect such information could have a material adverse effect on the Company.

EMPLOYEES

     As of March 15, 1998, the Company employed 39 persons, all of whom are full-time employees, including its three executive officers. Of its employees, sixteen are engaged in technological development, two are engaged in manufacturing and technical service, nine are engaged in foodservice concept and product development, three are engaged in sales and marketing, and nine are engaged in administration. None of the Company's employees are represented by labor unions. The Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company as of March 15, 1998, were as follows:

             NAME                       AGE              POSITION(S)
             ----                       ---              -----------

Jeffrey B. Bogatin.....................  49  Chairman of the Board of Directors

Philip R. McKee........................  41  President, Chief Executive Officer

Dennis J. Jameson......................  44  Executive Vice President, Chief
                                             Financial Officer, Secretary
                                             and Treasurer

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

ITEM 2    PROPERTIES
          ----------

     The Company owns no real estate. The Company leases approximately 11,000 square feet of space at 10500 Metric Drive, Dallas, Texas, which it uses for executive offices, technology development, sales and marketing, limited assembly and other purposes, under a lease agreement which expires on May 31, 2000. The Company also leases approximately 3,000 square feet of space at 5151 Beltline Road, Dallas, Texas in which its sales and marketing staff resides pursuant to a lease that is scheduled to expire on April 15, 2000.

     In addition, the Company leases approximately 5,500 square feet of general office space at 745 5th Avenue, New York, New York, pursuant to a lease that is scheduled to expire on December 20, 2000.

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

     PERIOD                          HIGH                LOW
     ------                         ------              ------

 Year Ended December 31, 1997

     First Quarter                  19 1/8              11 7/8

     Second Quarter                 16 3/4              12 5/8

     Third Quarter                  16 3/4              10 1/8

     Fourth Quarter                 15 3/4              7


Year Ended December 31, 1996

     First Quarter                  14 3/4              11 1/2

     Second Quarter                 19 1/2              13

     Third Quarter                  12                   7 5/8

     Fourth Quarter                 22 1/4               8 1/4

As of March 15, 1998, there were approximately 109 holders of record of the Company's common stock.

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


                                                                 Year Ended December 31,
                                       ------------------------------------------------------------------------------
                                            1997              1996            1995            1994            1993
                                            ----              ----            ----            ----            ----
STATEMENT OF OPERATIONS DATA:

Revenues                               $   4,222,486    $   2,802,364    $  1,228,111    $    249,883    $     13,306
Net Loss                               $  (4,662,302)   $  (2,941,413)   $ (1,585,268)   $ (3,181,519)   $ (3,408,884)
Net Loss per Share-basic and
 diluted                               $        (.33)   $        (.22)   $       (.13)   $       (.29)   $       (.78)

Weighted Average Number of
Shares Outstanding                        14,032,796       13,339,431      12,451,786      11,120,282       4,374,944

BALANCE SHEET DATA:

Working Capital                        $   9,581,809    $   8,522,752    $  1,083,190    $  1,029,070    $ (1,330,470)
Total Assets                           $  16,439,765    $   9,743,288    $  2,217,870    $  1,966,047    $    695,161
Total Liabilities                      $     811,297    $     810,131    $    769,857    $  1,735,973    $  3,622,705
Accumulated Deficit                    $ (17,276,907)   $ (12,614,605)   $ (9,673,192)   $ (8,087,924)   $ (4,906,405)
Stockholders' Equity                   $  15,628,468    $   8,933,157    $  1,448,013    $    230,074    $ (2,927,544)

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

     The Company concentrated its efforts on the Whitbread rollout throughout 1996. Upon the completion of the secondary public offering of Common Stock in June 1996 ("the June 1996 Offering"), the Company committed to the development of a direct sales organization. By the end of the first quarter of 1997, the Company had substantially developed its U.S. direct sales infrastructure and marketing programs. This sales group consisted of an executive level sales representative and the establishment of sales support, demonstration and implementation technical staff. Knowing that the process of carrying out numerous face-to-face demonstrations, developing customized implementation strategies for each potential customer and conducting the exhaustive testing required by each prospect results in an extended sales process, the Company has taken a long-term view of the sales development process. The revolutionary nature of the TurboChef technologies, coupled with the foodservice industry's general resistance to change, have also contributed to a long sales cycle. Customers currently taking cooking system deliveries on a regular basis include Whitbread, various franchisees of Cendant Corporation (formerly HFS Incorporated), Choice Hotels International and TurboChef Europe Limited. In addition, the Company is actively engaged in tests within regional and national chains of quick service and casual dining restaurants, hotels, convenience stores, supermarkets and movie theaters.

     The Company has invested heavily in research, prototype development, establishment of manufacturing capacity, and sales and marketing personnel. As a result of these investments, and the heretofore limited revenues generated through sales of cooking systems, the Company has incurred substantial operating losses in each year of its operations (including net losses of $4,662,302, $2,941,413, and $1,585,268 for the years ended December 31, 1997, 1996 and 1995, respectively) resulting in an accumulated deficit of $17,276,907 as of December 31, 1997.

     On September 29, 1997, the Company announced a strategic alliance with Maytag Corporation (the "Maytag alliance"). The alliance is aimed at the development and commercialization of innovative products based on TurboChef's leading-edge technologies in heat transfer, thermodynamics and control systems. The two companies believe that the combination of Maytag's expertise in manufacturing, marketing and distribution in residential and commercial appliance markets, and the Company's proprietary technologies and product development capabilities, can result in the successful commercialization of new products in the future. The alliance entailed a mutual exchange of each company's common stock valued at approximately $10 million and Maytag's payment to TurboChef for certain research and development activities related to targeted product initiatives.

     The Company intends to pursue business growth through implementation of the following strategies: i) continued marketing to U.S. restaurants, hotels, convenience stores and other foodservice operators, ii) establishment of domestic and international distribution through strategic alliances and regional distributorships, iii) joint development and commercialization of new products through the Maytag alliance and iv) continued development of new hardware, software and food solutions for foodservice operators. The Company's future profitability will depend upon, among other things, the successful implementation of most or all of these initiatives.

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

     Revenues for the year ended December 31, 1997 were $4,222,486, an increase of $1,420,122, when compared to revenues of $2,802,364 for the year ended December 31, 1996. This increase is primarily attributable to revenues generated by the Maytag alliance, greater cooking system unit sales, higher average selling prices and revenues generated by an extended warranty program established for the Company's largest customer.

     Cost of sales for the year ended December 31, 1997 was $2,842,833, an increase of $536,125 when compared to $2,306,708 for cost of sales in the prior year. This increase is attributable to greater cooking system unit sales, additional costs generated by the extended warranty program, and charges taken during the third and fourth quarters for inventory obsolescence due to design enhancements to the Model D-2 and CUB cooking systems, an increase in the reserve for future warranty expenses, and the disposal of remaining Model D-1 cooking system inventory.

     Gross profit on sales for the year ended December 31, 1997 increased $137,048 to $619,239, when compared to gross profit on sales of $482,191 during the prior year. Gross margin for the year ended December 31, 1997 was 18% of sales, compared to 17% of sales for the year ended December 31, 1996. Excluding the effect of inventory and warranty charges in 1997 and 1996, gross margin was 27% for 1997, compared to 20% in 1996, reflecting higher average selling prices and reduced manufacturing costs for the Model D-2 cooking system in 1997.

     Research and development expenses for the year ended December 31, 1997 increased $539,424, to $1,220,585 from $681,161 for the year ended December 31, 1996. The increase was due to the Company's ongoing efforts to expand and enhance its technologies and product offerings through several key initiatives. Included in these initiatives was construction of a prototype self-serve cooking system for convenience store and vending applications, a reduced size commercial cooking system, enhancements to the Model D-2 cooking system, and continued development and enhancement of a residential oven prototype.

     Selling, general and administrative expenses for the year ended December 31, 1997 increased $1,969,482, to $4,981,115 from comparable expenses of $3,011,633 for 1996. Consistent with the business plan outlined by the Company in connection with the June 1996 Offering, the increased expense is primarily due to the Company's efforts in 1997 in developing a U.S. sales infrastructure. This initiative incorporated several senior level staff additions as well as the establishment of a customer service team, and increased travel and trade show participation. Also contributing to the increase in selling, general and administrative expenses are costs associated with international business development in the UK and Japan not incurred in 1996.

     Interest income net of interest expense for the year ended December 31, 1997 was income of $269,116 compared to $269,164 for the year ended December 31, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements in connection with its product and technology development and marketing efforts have been and will continue to be significant. In addition, capital is required to operate and expand the Company's operations. Since its inception, the Company has been substantially dependent on loans and capital contributions from its principal stockholders, private placements of its securities, the proceeds from the initial public offering of common stock in April 1994 (the "April 1994 IPO") and the June 1996 Offering to fund its activities.

     Since October 1997, the Company's capital requirements have been met in part by Maytag, which in accordance with the first project agreement has paid to the Company an aggregate of $1.5 million ($250 thousand per month) as of March 1998 for research and development relating to their interests. In March 1998, this project was extended for one year, and Maytag agreed to increase the payment to $300 thousand per month for the term of the extension. The Maytag alliance called for the exchange of each company's stock with a value of approximately $10 million. The Company issued 564,668 shares of common stock to Maytag in return for 293,846 shares of Maytag common stock. According to the terms of the strategic alliance agreement, the Maytag stock owned by the Company is subject to a general restriction placed on selling, pledging, transferring or assigning such securities for a period of two years from the date of the agreement. However, in accordance with the agreement, the Company can sell, pledge, transfer or assign up to 50% of the shares after March 31, 1998. As of March 15, 1998, the Maytag stock owned by the Company had a market value of $14.1 million.

     At December 31, 1997, the Company had working capital of $9,581,809 as compared to working capital of $8,522,752 at December 31, 1996. The $1,059,057 working capital increase from December 31, 1996 resulted primarily from the current portion (50%) of the investment in Maytag common stock in accordance with the Maytag alliance and the associated appreciation of that investment, offset by the net operating loss of $4,662,302. For the year ended December 31, 1997, accounts receivable turnover was 7.3 compared to 7.2 during the year ended December 31, 1996.

     Cash used in operating activities was $4,514,250 for the year ended December 31, 1997 as compared to cash used in operating activities of $2,825,475 for the year ended December 31, 1996. The increase is primarily the result of a $1,720,889 increase in operating losses, and an increase in inventories of $274,173 offset by a $173,901 decrease in prepaid expenses. Cash provided by investing activities for the year ended December 31, 1997 was $5,070,132 as a result of net sales of marketable securities of $7,309,431 offset by purchases of marketable securities of $1,795,330 and equipment purchases of $327,218.
Cash provided by financing activities was $363,593 for the year ended December 31, 1997, which represents the net proceeds from exercises of stock options and warrants. At December 31, 1997, the Company had cash and cash equivalents of $1,396,641, compared to cash and cash equivalents of $477,166 at December 31, 1996.

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

YEAR 2000 ISSUES

     The Year 2000 issue, which is common to most businesses, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date-sensitive information as the year 2000 approaches. All critical software and related technologies used by the Company are year-2000 compliant. Thus, management believes that there will be no significant costs required to address the Year 2000 issue and such issue will not materially impact its financial condition nor adversely impact business operations.

AUTHORITATIVE PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards No. 128 "Earnings per Share," No. 129 "Disclosures of Information about

Capital Structure," No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosures about Segments of an Enterprise and Related Information." Statements 128 and 129 are required to be adopted in 1997 and Statements 130 and 131 are required to be adopted in 1998. Statement 130 will require the Company to report comprehensive income and its components with the same prominence as other financial statements. Statements 129 and 131 are not expected to significantly change the Company's current disclosures.

FORWARD LOOKING STATEMENTS

     The Company is continuing to utilize the proceeds from the June 1996 Offering to expand its operations, including, among other things, continuing its product development activities and marketing efforts and to set-up additional third-party production operations for the manufacture of the Company's cooking systems. The Company anticipates, based on its currently proposed plans and assumptions relating to its operations (including assumptions regarding the progress of its research and development efforts and its ability to reduce cooking system production costs) that its current cash and cash equivalent balances, anticipated revenues from operations, and payments received pursuant to the Maytag alliance, will be sufficient to fund its operations and satisfy its contemplated capital requirements for at least the next 24 months. In the event that the Company's plans change, or its assumptions change or prove to be incorrect, or cash balances and anticipated revenues otherwise prove to be insufficient, the Company would be required to revise its plan of operations (which revision would include a significant reduction in operating costs) and/or seek additional financing prior to the end of such period. The Company has no other current arrangements with respect to, or sources of, additional financing. There can thus be no assurance that additional financing will be available to the Company, if and when needed, on commercially reasonable terms, or at all.

     The Company has used a substantial portion of the proceeds of the June 1996 Offering in an effort to expand its current level of operations and grow the Company's business. However, the Company's future performance will be subject to a number of business factors, including those beyond the Company's control, such as economic downturns and evolving industry needs and preferences, as well as to the level of the Company's competition and the ability of the Company to successfully market its products and effectively monitor and control its costs. The Company believes that increases in revenues sufficient to offset its expenses and result in its profitability could be derived from its currently proposed plans within the next 12 months, if such plans are successfully completed. These plans include: (i) Successfully develop and market new products through the Maytag alliance, (ii) utilize the awareness created by the Whitbread relationship and the early successes of TurboChef Europe to extend the Company's marketing and sales efforts into other countries within the European Union, (iii) further develop U.S. product sales, (iv) introduce additional new products, (v) establish a dealer sales network and (vi) reduce the Company's manufacturing costs. However, there can be no assurance that the Company will be able to successfully implement any of the foregoing plans, that either its revenues will increase or its rate of revenue growth will continue or that it will ever be able to achieve profitable operations.

     As of December 31, 1997, the amount of backlog orders believed to be firm was approximately $2.0 million, as compared to approximately $4 million as of December 31, 1996. The Company anticipates that the majority of this backlog will be filled during the current year.

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

ITEM 9       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             ----------------------------------------------------------------
             FINANCIAL DISCLOSURE
             --------------------

     Not applicable.

                                 PART III

ITEM 10      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
             --------------------------------------------------

     The information required by this item is contained in the definitive proxy materials of the Company to be filed in connection with its 1998 Annual Meeting of Stockholders, except for the information regarding executive officers of the Company which is contained in Part I of this Annual Report on Form 10-K. The information required by this item contained in such definitive proxy material is incorporated herein by reference.

ITEM 11      EXECUTIVE COMPENSATION
             ----------------------

     The information required by this item is contained in the definitive proxy materials of the Company to be filed in connection with its 1998 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             --------------------------------------------------------------

     The information required by this item is contained in the definitive proxy materials of the Company to be filed in connection with its 1998 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
             ----------------------------------------------

     The information required by this item is contained in the definitive proxy materials of the Company to be filed in connection with its 1998 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

10.1      Form of Stock Option Agreement between stockholders of the
          Company and certain other persons dated as of August 10, 1993.  (1)

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

10.13 Agreement with Jeffrey B. Bogatin converting debt into equity dated as of March 15, 1995. (3)

10.14 Option Agreement between the Company and Acadia International Limited dated as of March 31, 1995. (5)

10.15 Promissory Note dated December 29, 1995, issued to Philip R. McKee by the Company. (5)

10.16 Promissory Note dated March 30, 1996 issued to Philip R. McKee by the Company. (4)

10.17 Promissory Note dated March 30, 1996 issued to Jeffrey B. Bogatin by the Company. (4)

10.18     Purchase Contract between the Company and Whitbread PLC
          dated June 30, 1995.  (4)

10.19     Purchase Contract between the Company and Whitbread PLC
          dated December 27, 1995.  (4)

10.20     Purchase Order from The Southland Corporation dated
          December 13, 1996.  (8)

10.21     Purchase Contract between the Company and Whitbread PLC
          dated February 18, 1997.  (8)

10.22     Employment Agreement with Philip R. McKee dated March 1, 1996.  (1)

10.23     Letter Agreement dated February 6, 1996 by and among
          Jeffrey B. Bogatin, Philip R. McKee and the Company.  (4)

10.24     Letter Agreement between the Company and Joseph F.
          Fogliano dated June 26, 1996.  (6)

10.25     Lease Agreement with Prestonwood Tower dated March 19, 1997. (7)

10.26 Strategic Alliance Agreement dated as of September 26, 1997, by and between TurboChef, Inc. and Maytag Corporation. (8)

10.27     Lease Agreement with Jonathan Woodner dated April 15, 1997. (9)

10.28 First Extension of the Project Research Agreement dated March 4, 1998 by and between TurboChef, Inc. and Maytag Corporation (9)

11 Statement Re: Computation of Per Share Earnings is not necessary because the computation of per share earnings on both a basic and diluted basis can be clearly determined from this report.

21        Subsidiaries of the Company.  (9)

---------------

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

   (7) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

   (8) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

   (9)   Filed herewith.

                                 SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        TURBOCHEF, INC.

                                        By:/s/ Philip R. McKee
                                            Philip R. McKee
                                            President, Chief Executive Officer
                                            and Director

Dated March 28, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

        Name                            Title                       Date


/s/ Jeffrey B. Bogatin         Chairman of the Board and          March 28, 1998
Jeffrey B. Bogatin             Director



/s/ Philip R. McKee           President, Chief Executive Officer  March 28, 1998
Philip R. McKee               and Director (Principal Executive
                              Officer)



/s/ Dennis J. Jameson         Executive Vice President, Chief     March 28, 1998
Dennis J. Jameson             Financial Officer (Principal
                              Financial Officer)


/s/ Donald J. Gogel           Director                            March 28, 1998
Donald J. Gogel



/s/ Joseph F. Fogliano        Director                            March 28, 1998
Joseph F. Fogliano

                         INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report                                                F-2

Financial Statements:
 Balance Sheets as of December 31, 1997 and 1996                            F-3
 Statements of Operations for the years ended
   December 31, 1997, 1996 and 1995                                         F-4
 Statements of Changes in Stockholders' Equity (Deficit)
   for the years ended December 31, 1997, 1996 and 1995                     F-5
 Statements of Cash Flows for the years ended
   December 31, 1997, 1996 and 1995                                         F-6
 Notes to Financial Statements                                              F-8

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

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors and Stockholders
TurboChef, Inc.:


We have audited the accompanying balance sheets of TurboChef, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TurboChef, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                           KPMG Peat Marwick LLP

Dallas, Texas
January 30, 1998, except as to note 13,
  which is as of March 4, 1998

                                TURBOCHEF, INC.

                                 Balance Sheets

                           December 31, 1997 and 1996

                               Assets                                        1997               1996
                               ------                                        ----               ----
Current assets:
 Cash and cash equivalents                                                 $  1,396,641           477,166
 Marketable securities available for sale, at fair value (note 3)             7,277,395         7,309,431
 Accounts receivable net of allowance for doubtful accounts of
  $16,000 at December 31, 1997 and 1996                                         644,569           583,023
 Inventories                                                                    934,690           686,272
 Prepaid expenses                                                               104,160           276,991
                                                                           ------------       -----------
           Total current assets                                              10,357,455         9,332,883
                                                                           ------------       -----------
Marketable securities available for sale, at fair value (note 3)              5,482,064                 -
Property and equipment:
 Leasehold improvements                                                         110,062            64,334
 Furniture and fixtures                                                         344,507           132,640
 Equipment                                                                      420,342           350,719
                                                                           ------------       -----------
                                                                                874,911           547,693
 Less accumulated depreciation and amortization                                (383,948)         (242,579)
                                                                           ------------       -----------
           Net property and equipment                                           490,963           305,114
                                                                           ------------       -----------

Other assets (note 4)                                                           109,283           105,291
                                                                           ------------       -----------
           Total assets                                                    $ 16,439,765         9,743,288
                                                                           ============       ===========
           Liabilities and Stockholders' Equity
           ------------------------------------
Current liabilities:
 Accounts payable                                                          $    401,013           340,575
 Accrued expenses                                                               352,928           415,091
 Sales deposits                                                                       -            43,700
 Deferred revenue                                                                21,705            10,765
                                                                           ------------       -----------
           Total current liabilities                                            775,646           810,131
                                                                           ------------       -----------
Deferred rent                                                                    35,651                 -
                                                                           ------------       -----------
Stockholders' equity (notes 6 and 9):
 Common stock, $.01 par value.  Authorized 50,000,000
  shares.  Issued 14,551,294 and 13,785,244 shares at
  December 31, 1997 and 1996, respectively                                      145,513           137,852
 Additional paid-in capital                                                  32,129,601        21,577,249
 Accumulated deficit                                                        (17,276,907)      (12,614,605)
 Net unrealized gain on marketable securities (note 3)                          964,148                 -
 Treasury stock - at cost, 17,382 and 8,315 shares at December 31,
  1997 and 1996, respectively                                                  (333,887)         (167,339)
                                                                           ------------       -----------
           Total stockholders' equity                                        15,628,468         8,933,157
Commitments (note 7)
                                                                           ------------       -----------
                                                                           $ 16,439,765         9,743,288
                                                                           ============       ===========

See accompanying notes to financial statements.

                                TURBOCHEF, INC.

                            Statements of Operations

                  Years ended December 31, 1997, 1996 and 1995


                                                              1997               1996               1995
                                                              ----               ----               ----

Net sales                                                 $ 3,462,072          2,788,899         1,160,131
Other revenues (note 1(a))                                    760,414             13,465            67,980
                                                          -----------         ----------        ----------
          Total revenues                                    4,222,486          2,802,364         1,228,111
                                                          -----------         ----------        ----------

Costs and expenses:
 Cost of goods sold                                         2,842,833          2,306,708           986,131
 Research and development expenses (note 11)                1,220,585            681,161           424,325
 Selling, general and administrative expenses               4,981,115          3,011,633         1,516,117
                                                          -----------         ----------        ----------
          Total costs and expenses                          9,044,533          5,999,502         2,926,573
                                                          -----------         ----------        ----------
          Operating loss                                   (4,822,047)        (3,197,138)       (1,698,462)
                                                          -----------         ----------        ----------

Other income (expense):
 Interest income                                              269,116            269,164            12,589
 Interest expense (notes 5 and 6)                                   -            (13,439)          (31,395)
 Forfeited sales deposit                                            -                  -           132,000
 Dividend income                                               47,015                  -                 -
 Equity in loss of joint venture (note 4)                    (156,386)                 -                 -
                                                          -----------         ----------        ----------
                                                              159,745            255,725           113,194
                                                          -----------         ----------        ----------
          Net loss                                        $(4,662,302)        (2,941,413)       (1,585,268)
                                                          -----------         ----------        ----------

Loss per common share - basic and diluted                       $(.33)              (.22)             (.13)
                                                          ===========         ==========        ==========

Weighted average number of common shares
 outstanding                                              14,032,796          13,339,431        12,451,786
                                                          ==========          ==========        ==========


See accompanying notes to financial statements.

                                TURBOCHEF, INC.

                       Statements of Stockholders' Equity

                  Years ended December 31, 1997, 1996 and 1995


                                                Shares of
                                                  common
                                                  stock                 Additional
                                               (notes 5, 6    Common     paid-in    Accumulated
                                                  and 9)       stock     capital      deficit
                                               ------------  ---------  ----------  ------------
Balance, December 31, 1994                      11,857,334    $118,573   8,199,425   (8,087,924)
Exchange of indebtedness and accrued
 interest by a major stockholder                   457,892       4,579   1,140,151            -
Exercise of stock options                          200,000       2,000     498,000            -
Issuance of stock to officer ($6.75 per share)     118,518       1,185     798,815            -
Exchange of indebtedness and accrued
 interest by Acadia Ltd.                           233,334       2,334     356,143            -
Net loss                                                 -           -           -   (1,585,268)
                                               ------------  ---------  ----------  ------------
Balance, December 31, 1995                      12,867,078     128,671  10,992,534   (9,673,192)
Secondary public offering ($15.00 per
 share) net of offering cost
 of $1,699,491                                     800,000       8,000  10,292,509            -
Sale of warrants                                         -           -          80            -
Issuance of stock in payment of
 director's fee                                      2,000          20      27,730            -
Exercise of stock options                          116,166       1,161     264,396            -
Purchase of treasury stock (8,315 shares)                -           -           -            -
Net loss                                                 -           -           -   (2,941,413)
                                               ------------  ---------  ----------  ------------
Balance, December 31, 1996                      13,785,244     137,852  21,577,249  (12,614,605)
Exercise of warrants                                87,815         878     284,514            -
Issuance of stock in payment of director's
 fee                                                 1,960          20      29,871            -
Exercise of stock options                          111,607       1,116     243,633            -
Issuance of common stock                           564,668       5,647   9,994,334            -
Net unrealized gain on marketable securities             -           -           -            -
Purchase of treasury stock (9,067 shares)                -           -           -            -
Net loss                                                 -           -           -   (4,662,302)
                                               ------------  ---------  ----------  ------------
Balance, December 31, 1997                      14,551,294    $145,513  32,129,601  (17,276,907)
                                               ============  =========  ==========  ============

                                                    Net
                                                 unrealized
                                                  gain on
                                                marketable  Treasury   stockholders'
                                                 securities    stock        equity
                                                 ----------  ---------  --------------
Balance, December 31, 1994                                -                   230,074
Exchange of indebtedness and accrued
 interest by a major stockholder                          -          -      1,144,730
Exercise of stock options                                 -          -        500,000
Issuance of stock to officer ($6.75 per share)            -          -        800,000
Exchange of indebtedness and accrued
 interest by Acadia Ltd.                                  -          -        358,477
Net loss                                                                   (1,585,268)
                                                 ----------  ---------  --------------
Balance, December 31, 1995                                -          -      1,448,013
Secondary public offering ($15.00 per
 share) net of offering cost
 of $1,699,491                                            -          -     10,300,509
Sale of warrants                                          -          -             80
Issuance of stock in payment of
 director's fee                                           -          -         27,750
Exercise of stock options                                 -          -        265,557
Purchase of treasury stock (8,315 shares)                 -   (167,339)      (167,339)
Net loss                                                  -          -     (2,941,413)
                                                 ----------  ---------  --------------
Balance, December 31, 1996                                -   (167,339)     8,933,157
Exercise of warrants                                      -          -        285,392
Issuance of stock in payment of
 director's fee                                           -          -         29,891
Exercise of stock options                                 -          -        244,749
Issuance of common stock                                  -          -      9,999,981
Net unrealized gain on marketable securities        964,148          -        964,148
Purchase of treasury stock (9,067 shares)                 -   (166,548)      (166,548)
Net loss                                                  -          -     (4,662,302)
                                                 ----------  ---------  --------------
Balance, December 31, 1997                          964,148  (333,887)     15,628,468
                                                 ==========  =========  ==============

See accompanying notes to financial statements.

                                TURBOCHEF, INC.

                            Statements of Cash Flows

                  Years ended December 31, 1997, 1996 and 1995

                                                                   1997               1996                1995
                                                             -----------------  -----------------  ------------------
Cash flows from operating activities:
 Net loss                                                         $(4,662,302)        (2,941,413)         (1,585,268)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Equity in net loss of joint venture                                156,386                  -                   -
   Depreciation and amortization                                      171,659            104,099              86,562
   Provision for doubtful accounts                                          -             16,000                   -
   Amortization of director compensation                               28,820             13,875                   -
   Interest expense added to principal                                      -                  -              21,070
   Increase in accounts receivable                                    (61,546)           (26,724)           (509,013)
   Decrease (increase) in inventories                                (274,173)          (147,189)            275,397
   Decrease (increase) in prepaid expenses                            173,901           (164,334)             18,058
   Decrease (increase) in other assets                                (48,161)             2,856                (205)
   Increase (decrease) in accounts payable                             60,438            (63,718)            202,150
   Increase (decrease) in accrued expense                             (62,163)           379,777              (2,136)
   Increase in deferred revenue                                        10,940             10,765
   Decrease in accrued interest                                             -                  -              (1,011)
   Decrease in sales deposits                                         (43,700)            (1,550)            (86,750)
   Increase in deferred rent                                           35,651                  -                   -
   Other                                                                    -             (7,919)                  -
                                                             ----------------         ----------   -----------------
         Net cash used in operating activities                     (4,514,250)        (2,825,475)         (1,581,146)
                                                             ----------------         ----------   -----------------
Cash flow from investing activities:
 Purchase of marketable securities                                 (1,795,330)        (7,309,431)                  -
 Proceeds from sale of marketable securities                        7,309,431                  -                   -
 Investment in joint venture                                         (116,751)                 -                   -
 Purchase of equipment                                               (327,218)          (147,797)            (48,705)
 Purchase of other assets                                                   -            (45,350)                  -
                                                             ----------------         ----------   -----------------
         Net cash provided by (used in) investing
          activities                                                5,070,132         (7,502,578)            (48,705)
                                                             ----------------         ----------   -----------------
Cash flows from financing activities:
 Proceeds from notes payable                                                -                  -             140,000
 Proceeds from notes payable to stockholders                                -            285,000             285,000
 Repayments of notes payable to stockholders                                -           (570,000)            (21,232)
 Exercise of stock options                                             78,201             98,218             500,000
 Exercise of warrants                                                 285,392                  -                   -
 Issuance of common stock                                                   -         12,000,000             800,000
 Proceeds from sale of warrants                                             -                 80                   -
 Offering costs                                                             -         (1,650,962)            (48,529)
                                                             ----------------         ----------   -----------------
         Net cash provided by financing activities                    363,593         10,162,336           1,655,239
                                                             ----------------         ----------   -----------------

                                                                     (Continued)

                                TURBOCHEF, INC.

                                                                    1997                1996              1995
                                                              -----------------  ------------------  --------------

Net increase  (decrease) in cash and cash equivalents                $  919,475           (165,717)          25,388
Cash and cash equivalents at beginning of year                          477,166            642,883          617,495
                                                                     ----------           --------        ---------
Cash and cash equivalents at end of year                             $1,396,641            477,166          642,883
                                                                     ==========           ========        =========

Supplemental disclosures of noncash activities:
 Noncash investing activity - net unrealized gain on
  marketable securities                                              $  964,148                  -                -
                                                                     ==========           ========        =========

 Noncash financing activities:
  Exchange of indebtedness and accrued interest for
   common stock                                                      $        -                  -        1,503,207
                                                                     ==========           ========        =========
  Interest payable added to principal                                $        -                  -           74,012
                                                                     ==========           ========        =========
  Issuance of stock in payment of director's fee                     $   29,891             27,750                -
                                                                     ==========           ========        =========
  Issuance of stock to Maytag                                        $9,999,981                  -                -
                                                                     ==========           ========        =========

Supplemental disclosure of cash flow information -
 interest paid                                                       $        -             13,439           11,337
                                                                     ==========           ========        =========

See accompanying notes to financial statements.

                                TURBOCHEF, INC.

                         Notes to Financial Statements

                           December 31, 1997 and 1996


(1) Summary of Significant Accounting Policies
    ------------------------------------------

    (a) General
        -------

        TurboChef, Inc. (the Company) was incorporated on April 3, 1991. The Company is a foodservice technology company engaged primarily in designing, developing and marketing high-speed ovens. From its inception through February 1994, the operations of the Company were principally limited to conducting research and development, limited production operations and test marketing of prototype high-speed commercial cooking systems. In March 1994, the Company commenced commercial manufacturing and initial marketing of the first restaurant version of the TurboChef cooking systems. Prior to the last quarter of 1994, the Company was considered to be in the development stage. The Company believes its primary market is with traditional full-service restaurants operating both domestically and internationally. (See note 11 for information regarding concentration of business risks.)

        In April 1994, the Company completed an underwritten initial public offering (IPO) of 2,600,000 shares of its common stock resulting in aggregate proceeds of approximately $5,237,000, which is net of the underwriter's discount and other IPO offering costs totaling $1,263,000.

        In June 1996, the Company consummated an underwritten public offering (June 1996 Offering) of 800,000 shares of its common stock resulting in aggregate proceeds of approximately $10,301,000, which is net of underwriter's discount and other offering costs totaling $1,699,491.

        In September 1997, TurboChef and Maytag Corporation (Maytag) entered into a "Strategic Alliance Agreement" (Alliance) for the purpose of the development and commercialization of innovative products based on new technologies in the areas of heat transfer and thermodynamics. In connection with the Alliance, the Company issued 564,668 shares of common stock with a fair value of approximately $10,000,000 for a similar value of Maytag common stock (see note 3). In addition, the Company will receive reimbursement from Maytag for research and development expenses incurred in connection with the first research and development project of $250,000 per month for a term of six months. The total amount of reimbursements received as of December 31, 1997 was $750,000 which has been included in "other revenues" in the accompanying 1997 statement of operations.

    (b) Cash Equivalents
        ----------------

        Cash equivalents of $1,091,000 and $386,000 at December 31, 1997 and 1996, respectively, consist of U.S. Treasury securities which mature in less than three months. For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.


                                                                     (Continued)

                                TURBOCHEF, INC.

                         Notes to Financial Statements

    (c) Investments in Marketable Securities
        ------------------------------------

        Investments in marketable securities at December 31, 1997 and 1996 consist of U.S. Government Agency securities and corporate equity securities. These securities are classified as available-for-sale under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are stated at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

    (d) Inventories
        -----------

        Inventories are valued at the lower of cost or market and primarily consist of completed cooking systems and replacement parts. The Company determines cost for cooking systems by the specific cost method.

    (e) Property and Equipment
        ----------------------

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

    (g) Revenue Recognition
        -------------------

        The Company records revenue as earned, which occurs when the product is shipped. Reserves for sales returns and allowances are recorded in the same accounting period as the related revenues. As of December 31, 1997 and 1996, there were no reserves established as sales returns and allowances were not significant.

    (h) Other Assets and Related Amortization Expense
        ---------------------------------------------

        Other assets consist primarily of the cost of obtaining patents. Amortization is computed on the straight-line method over ten years.


                                                                     (Continued)

                                TURBOCHEF, INC.

                         Notes to Financial Statements

    (i) Research and Development
        ------------------------

        Research and development costs consist of all costs incurred in planning, design and testing of the high-speed commercial cooking system, including salary costs related to research and development, and are expensed as incurred.

    (j) Product Warranty
        ----------------

        The Company's cooking systems are under warranty against defects in material and workmanship for a period of one year. Anticipated future warranty costs are recorded in the period cooking systems are sold.

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

    (l) Loss Per Share
        --------------

        The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share (EPS), during the fourth quarter of 1997, and all previous references to per share amounts were retroactively restated. The Statement requires basic EPS to be computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity. Adoption of this statement did not impact previously recorded net loss per common share for the years ended December 31, 1997, 1996 and 1995.

        Basic net loss per common share is based on 14,032,796, 13,339,431 and 12,457,786 weighted average shares outstanding for the years ended December 31, 1997, 1996 and 1995, respectively. For the years ended December 31, 1997, 1996 and 1995, the Company did not have any incremental shares of potentially dilutive stock as their effect was antidilutive.

                                                                     (Continued)

                                TURBOCHEF, INC.

                         Notes to Financial Statements

    (m) Stock Option Plans
        ------------------

        The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations. Compensation expense is recorded on the date of grant only if the market price of the underlying stock exceeds the exercise price. Since the Company grants substantially all stock options with an exercise price equal to or greater than the current market price of the stock on the grant date, no compensation expense is recorded. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Under SFAS 123, the Company may elect to recognize expense for stock-based compensation based on the fair value of the awards, or continue to account for stock-based compensation under APB 25 and disclose in the financial statements the effects of SFAS 123 as if the recognition provisions were adopted. The Company has elected not to adopt the recognition provision of SFAS 123 and will continue to account for stock-based compensation under APB 25.

    (n) Use of Estimates
        ----------------

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

    (o) Financial Instruments
        ---------------------

        The carrying amount of cash and cash equivalents, marketable securities available for sale (U.S. Government Agency Securities), accounts receivable, note payable to shareholder, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments.

    (p) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
        -----------------------------------------------------------------------

        The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.


                                                                     (Continued)

                                TURBOCHEF, INC.

                         Notes to Financial Statements

    (q) Reclassifications
        -----------------

        Certain amounts in prior periods financial statements have been reclassified to conform to current year presentation.

(2) Liquidity
    ---------

    Although the Company has historically incurred significant losses, the Company anticipates that its current cash and cash equivalent balances will be sufficient to fund its operations and satisfy its contemplated capital requirements for at least the next 24 months.

(3) Investment Securities
    ---------------------

    The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale by major security type and class of security at December 31, 1997 and 1996, were as follows:

                                                                   Gross         Gross
                                                                unrealized     unrealized
                                                                  holding       holding          Fair
December 31, 1997:                                 Cost            gains         losses         value
                                             ----------------  -------------  ------------  --------------
 U.S. Government Agency
  Securities                                      $ 1,795,330              -             -       1,795,330
 Equity securities (Maytag)                         9,999,981        964,148             -      10,964,129
                                                  -----------        -------  ------------      ----------
                                                  $11,795,311        964,148             -      12,759,459
                                                  ===========        =======  ============      ==========
December 31, 1996 - U.S.
 Treasury Securities                              $ 7,309,431              -             -       7,309,431
                                                  ===========        =======  ============      ==========

    All maturities of debt securities at December 31, 1997 are due within one year. The equity securities are generally subject to a general restriction placed on selling, pledging, transferring or assigning such securities for a period of 21 months from December 31, 1997; however, the Company does have the ability, in accordance with the Alliance, to cause 50% of such securities to be sold, pledged, transferred or assigned, subject to certain requirements, after March 31, 1998.

    Proceeds from the sale of investment securities available for sale were $7,309,431 in 1997 and resulted in no gain or loss.


                                                                     (Continued)

                                TURBOCHEF, INC.

                         Notes to Financial Statements


(4) Investment in Joint Venture
    ---------------------------

    During 1997, the Company contributed $116,751 for a 50% interest in a joint venture created for the purpose of establishing distributorships and direct sales relationships with certain Western European countries. The Company's share of the net loss of the joint venture for the year ended December 31, 1997 was $156,386.

(5) Note Payable
    ------------

    In November 1994, the Company and Acadia International Limited, a corporation incorporated under the laws of the British Virgin Islands ("Acadia"), entered into an agreement to jointly develop a new consumer-operated TurboChef oven (the Model E-1 TurboChef oven) for use in retail locations (the "Acadia Agreement"). Pursuant to the Acadia Agreement, Acadia committed to invest up to $1,200,000 in the Model E-1 project, over a period of 16 months, for which it was ultimately to receive between a 20% and 30% (depending on various circumstances) ownership interest in AcadiaChef, Inc. ("AcadiaChef"), the entity formed in connection with this joint venture to commercialize the proposed Model E-1 oven. Each of the Company and Acadia had the option, however, of terminating the Acadia Agreement prior to such time, whereupon Acadia's investment would be returned, as outlined below, and its interest in AcadiaChef and the E-1 project would be eliminated. As of March 31, 1995, the Company had completed an initial prototype of the Model E-1 TurboChef oven and Acadia had invested a total of $350,000 in the project pursuant to the terms of the Acadia Agreement. The Company elected at such time to terminate its arrangement with Acadia. Pursuant to the terms of the Acadia Agreement, upon such termination, Acadia had the option of (i) having its investment returned to it, in cash plus interest accrued thereon at the rate of 10% per annum, and receiving an option to purchase 350,000 shares of common stock at $1.50 per share (the market price of the common stock on the date of the Acadia Agreement), or (ii) converting the principal amount of its investment into 233,334 shares of common stock, based on a conversion rate of $1.50 per share, and receiving an option to purchase 525,000 shares of common stock at $2.50 per share. Instead, the Company was able to reach an agreement with Acadia in June 1995, with an effective date of March 31, 1995, whereby Acadia converted its $350,000 investment, foregoing the accrued interest thereon, into an aggregate of 233,334 shares of common stock and received an option to purchase 262,500 shares of common stock at $2.50 per share, exercisable after March 31, 1996 and expiring March 31, 2002. As of December 31, 1997, no options have been exercised.

(6) Certain Transactions With Stockholders
    --------------------------------------

    (a) Notes Payable
        -------------

        On March 15, 1995, a major stockholder of the Company exchanged outstanding indebtedness and accrued interest thereon, in the aggregate amount of $1,144,730 for 457,892 shares of common stock (a conversion rate of $2.50 per share) and, in connection with such exchange, also received an option to purchase 600,000 shares of the common stock

                                                                     (Continued)

                                TURBOCHEF, INC.

                         Notes to Financial Statement

        at $2.50 per share. The established conversion option exercise prices were approximately 74% above the market price of the Company's common stock on the date of the transaction.

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

    (b) Stock Issuance
        --------------

        In June 1995, an officer of the Company made a contribution to the capital of the Company in the amount of $800,000 by purchasing directly from the Company 118,518 shares of the restricted common stock of the Company at $6.75 per share.

    (c) Stock Option Exercise
        ---------------------

        During 1995, a major stockholder of the Company exercised options to purchase 200,000 shares of the common stock of the Company at $2.50 per share.

(7) Lease Commitments
    -----------------

    The Company is obligated under certain noncancelable leases for office space and equipment, the majority of which have remaining terms of less than one year. Obligations for office space which extends beyond one year are $352,502 in 1998, $329,910 in 1999, and $243,744 in 2000. Rent expense was
    $322,668, $148,197 and $122,033 for the years ended December 31, 1997, 1996 and 1995, respectively.


                                                                     (Continued)

                                TURBOCHEF, INC.

                         Notes to Financial Statements

(8) Income Taxes
    ------------

    Actual income tax benefit differs from the "expected" income tax benefit (computed by applying the U.S. federal corporate tax rate of 34% to loss before income taxes) for the years ended December 31 as follows:

                                                           1997                1996                  1995
                                                           ----                ----                  ----
Computed "expected" tax benefit                        $(1,585,183)         (1,000,080)            (538,991)
Research and development credit                            (46,829)            (38,681)             (22,253)
Other                                                      132,012               4,761               17,444
Change in the valuation allowance for
 losses for which there is no
 expected tax benefit                                    1,500,000           1,034,000              543,800
                                                       -----------          ----------             --------
                                                       $         -                   -                    -
                                                       ===========          ==========             ========

    The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31 are presented below:

                                                                                   December 31
                                                                             -----------------------
                                                                             1997               1996
                                                                             ----               ----
Deferred tax assets:
 Intangibles principally due to differences in amortization              $         -              5,000
 Research and development credit carryforwards                               158,000            111,000
 Net operating loss carryforwards                                          5,183,000          3,714,000
                                                                         -----------         ----------
   Total gross deferred tax assets                                         5,341,000          3,830,000
 Less valuation allowance                                                 (5,322,000)        (3,822,000)
                                                                         -----------         ----------
   Net deferred tax assets                                                    19,000              8,000
                                                                         -----------         ----------
Deferred tax liabilities:
 Intangibles principally due to differences in amortization                   (3,000)                 -
 Equipment principally due to difference
  in depreciation                                                            (10,000)            (8,000)
 Other                                                                        (6,000)                 -
                                                                         -----------   ----------------
   Total gross deferred tax liabilities                                      (19,000)            (8,000)
                                                                         -----------         ----------
    Net                                                                  $         -                  -
                                                                         -----------         ----------

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


                                                                     (Continued)

                                TURBOCHEF, INC.

                         Notes to Financial Statements


    At December 31, 1997, the Company has net operating loss carryforwards and research and development credit carryforwards for federal income tax purposes of $15,245,000 and $158,000, respectively, which are available to offset future federal taxable income, if any, through 2012.

(9) Stockholders' Equity
    --------------------

    (a) Authorized Shares
        -----------------

        In June 1997, the Board of Directors of the Company approved a proposal to increase the number of authorized shares of common stock from 20,000,000 shares to 50,000,000 shares.

    (b) Stock Options
        -------------

        Pursuant to agreements dated as of August 10, 1993, certain major stockholders of the Company granted options to purchase an aggregate of 161,504 shares of the Company's common stock owned by such stockholders, at a price of $1.25 per share, to nine persons employed or retained by either the Company or another entity which had performed engineering and development work for the Company (see note 9). In November 1993, 13 persons previously employed by such other entity became employees of the Company. The options are exercisable over a period commencing April 7, 1994 and ending August 10, 1998 subject to certain exceptions. As of December 31, 1997, options to purchase 109,516 shares of common stock have been exercised.

        The Company adopted the 1994 Stock Option Plan ("the Stock Option Plan"), which was amended in March 1994, June 1995, February 1997 and June 1997, pursuant to which stock options covering an aggregate of 3,150,000 shares of the Company's common stock may be granted. Options awarded under the Stock Option Plan (i) are generally granted at exercise prices which equate to or are above quoted market price on the date of the grant; (ii) generally become exercisable over a period of one to four years; and (iii) generally expire five to seven years subsequent to award.

        At December 31, 1997 there were 611,334 shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $5.25, $6.21 and $1.25, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: Risk-free interest rate, ranging from 5.77% to 6.56%; expected life, seven years; expected dividend yield, 0% and volatility, 45% for 1997, and risk-free interest rate, 6%; expected life, five years; expected dividend yield, 0% and volatility, 50% for 1996 and 1995.

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


                                                                     (Continued)

                                TURBOCHEF, INC.

                         Notes to Financial Statements

                                                             1997                 1996                1995
                                                             ----                 ----                ----
Net loss:
 As reported                                             $(4,662,302)         (2,941,413)         (1,585,268)
 Loss per common share - basic
  and diluted                                                   (.33)               (.22)               (.13)
 Pro forma                                                (5,825,725)         (3,520,927)         (1,672,360)
 Loss per common share - basic
  and diluted                                                   (.42)               (.28)               (.13)

       Pro forma net loss reflects only options granted since January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options vesting period of up to four years and compensation cost for options granted prior to January 1, 1995 is not considered.

       A summary of stock option activity follows:

                                                                                                  Weighted
                                                                                                  average
                                                                            Number of             exercise
                                                                             Shares                price
                                                                            ---------             -------

Options granted                                                             1,084,666              $ 3.65
Options exercised                                                            (200,000)               2.50
Options cancelled                                                             (59,000)               1.75
                                                                            ---------              ------
Options outstanding at December 31, 1995                                    1,500,666                3.36

Options granted                                                               949,000               11.02
Options exercised                                                            (116,166)               2.29
Options cancelled                                                            (292,667)               7.99
                                                                            ---------              ------
Options outstanding at December 31, 1996                                    2,040,833                6.32

Options granted                                                               424,500                9.61
Options exercised                                                            (111,607)               2.19
Options cancelled                                                            (242,833)               9.17
                                                                            ---------              ------
Options outstanding at December 31, 1997                                    2,110,893              $ 6.87
                                                                            =========              ======

         At December 31, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.50 - $15.625 and 4.5 years, respectively.

         At December 31, 1997 and 1996, the number of options exercisable was 1,146,970 and 1,095,826, respectively, and the weighted-average exercise price of those options was $2.88 and $3.08, respectively.


                                                                     (Continued)

                                TURBOCHEF, INC.

                         Notes to Financial Statements

        In addition, the Company has issued options to purchase 262,500 shares of common stock of the Company at $2.50 per share to Acadia (see note
        5).

    (c) Stock Issuances
        ---------------

        During 1996, the Company issued 2,000 shares of stock to a director in payment of director fees. The stock was valued at $13.875 per share which approximates the fair value of the stock at the issuance date. During 1997, the Company issued 1,960 shares of stock to a director in payment of director fees. The stock was valued at $15.25 per share which approximates the fair value of the stock at the issuance date.

        During 1997, the Company issued 564,668 shares of stock to Maytag in exchange for 293,846 shares of Maytag's common stock under the terms of the "Strategic Alliance Agreement." The Company stock was valued at $17.71 per share and the Maytag stock was valued at $34.03 per share both of which approximates the fair value of the respective stocks at the issuance date.

    (d) Stock Warrants
        --------------

        In connection with the initial public offering, the Company sold the underwriters warrants to purchase 260,000 shares at $3.25 per share of which 87,815 warrants were exercised in 1997. In June 1996, the Company sold the underwriters of the secondary public offering warrants to purchase 80,000 shares at $24.00 per share.

(10) Selling, General and Administrative Expenses
     --------------------------------------------

     In the third and fourth quarters of 1996, the Company incurred aggregate charges in the amount of $467,000 for the field upgrade of systems sold to a major customer with performance enhancing technological improvements and charged operations for such charges.

(11) Related Party Transactions
     --------------------------

     Since inception of the Company, an entity (which was founded and is principally owned by the Company's former Vice President - Engineering) has performed engineering and development work for the Company. During the years ended December 31, 1997, 1996 and 1995, the Company paid the entity fees of $255,728, $345,358 and $110,603, respectively, relating primarily to research and development charges incurred on behalf of the Company.


                                                                     (Continued)

                                TURBOCHEF, INC.

                         Notes to Financial Statements


(12) Concentration of Business Risks
     -------------------------------

     For the years ended December 31, 1997, 1996 and 1995, revenues from a customer in the United Kingdom represented $1,575,864 or 37%, $2,108,485 or 75% and $842,000 or 69%, respectively, of the total revenues of the Company. The loss of this customer, in the absence of significant additional customers, would have a material adverse effect on the Company.

     For the year ended December 31, 1997, revenues from Maytag (see Note 1) represented $750,000, or 18%, of the total revenues of the Company. The termination of this alliance could have a material adverse effect on the Company.

(13) Subsequent Event
     ----------------

     On March 4, 1998, the Company extended the first research and development project associated with the Maytag Alliance for an additional term of one year. In addition, the reimbursements from Maytag for research and development expenses were increased to $300,000 per month.