Form 10-Q
period 1998-03-31
TURBOCHEF INC
filed 1998-05-15
CIK 916545

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                           -------------------------
                                   FORM 10-Q


         (MARK ONE)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Quarter ended March 31, 1998
                                      OR
         [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM

                        _____________ TO _____________


                        COMMISSION FILE NUMBER 0-23478

                        ------------------------------


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

                        ------------------------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


     Indicate the number of shares outstanding of each of the Registrant's classes of Co mmon Stock, as of the latest practicable date.

                                              Number of Shares Outstanding
        Title of Each Class                          at May 8, 1998
        -------------------                          --------------
    Common Stock, $0.01 Par Value                      14,571,608

================================================================================

                                TURBOCHEF, INC.
                               TABLE OF CONTENTS



Form 10-Q Item                                                             Page
--------------                                                             ----

PART I.    FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Balance Sheets as of March 31, 1998 (unaudited)
               and December 31, 1997....................................      3

               Condensed Statements of Operations (unaudited) for the
               three months ended March 31, 1998 and 1997...............      4

               Condensed Statements of Cash Flows (unaudited) for the
               three months ended March 31, 1998 and 1997...............      5

               Notes to Condensed Financial Statements (unaudited)......      6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................      7


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings........................................     12

     Item 2.   Changes in Securities....................................     12

     Item 3.   Defaults Upon Senior Securities..........................     12

     Item 4.   Submission of Matters to a Vote of Security Holders......     12

     Item 5.   Other Information........................................     12

     Item 6.   Exhibits and Reports on Form 8-K.........................     12

PART 1 - ITEM 1 FINANCIAL STATEMENTS

                                                          TURBOCHEF, INC.
                                                      CONDENSED BALANCE SHEETS

                                                                           March 31,       December 31,
                                                                           ---------       -----------
                                                                              1998             1997
                                                                              ----             ----
                              Assets                                      (Unaudited)
Current assets:
  Cash and cash equivalents                                               $ 1,437,764        1,396,641
  Marketable securities available for sale
       at fair value                                                        8,007,917        7,277,395
  Accounts receivable                                                       1,160,646          644,569
  Inventories                                                                 634,458          934,690
  Prepaid expenses                                                             52,072          104,160
                                                                          -----------      -----------
                               Total current assets                        11,292,857       10,357,455
                                                                          -----------      -----------

Marketable securities available for sale, at fair value                     7,024,756        5,482,064

Property and equipment:
  Leasehold improvements                                                      110,192          110,062
  Furniture and fixtures                                                      363,113          344,507
  Equipment                                                                   429,519          420,342
                                                                          -----------      -----------
                                                                              902,824          874,911
  Less accumulated depreciation and amortization                             (425,945)       (383,948)
                                                                          -----------      -----------
                               Net property and equipment                     476,879          490,963
                                                                          -----------      -----------

Other assets                                                                   40,699          109,283
                                                                          -----------      -----------
                               Total assets                               $18,835,191       16,439,765
                                                                          ===========      ===========

               Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                            447,589          401,013
  Accrued expenses                                                            350,953          352,928
  Deferred revenue                                                              1,908           21,705
                                                                          -----------      -----------
                               Total current liabilities                      800,450          775,646
                                                                          -----------      -----------

Deferred rent                                                                  32,680           35,651

Stockholders' equity:
  Common stock, $.01 par value. Authorized 50,000,000
      shares.  Issued 14,571,608 and 14,551,294 shares at
      March 31, 1998 and December 31, 1997, respectively                      145,716          145,513
  Additional paid-in capital                                               32,191,670       32,129,601
  Accumulated deficit                                                     (18,050,969)     (17,276,907)
  Net unrealized gain on marketable securities                              4,049,531          964,148
  Treasury stock - at cost 17,382 shares                                     (333,887)        (333,887)
                                                                          -----------      -----------
                               Total stockholders' equity                  18,002,061       15,628,468
                                                                          -----------      -----------
                                                                          $18,835,191       16,439,765
                                                                          ===========      ===========


See accompanying Notes to Condensed Financial Statements.

                                TURBOCHEF, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                               Three Months Ended
                                                               ------------------
                                                                    March 31,
                                                                    ---------
                                                              1998            1997
                                                              ----            ----
Net sales                                                 $   954,004        686,940
Other revenues                                                750,000          6,237
                                                          -----------     ----------
                      Total revenues                        1,704,004        693,177


Costs and expenses:
  Cost of goods sold                                          747,678        511,436
  Research and development expenses                           459,125        268,057
  Selling, general and administrative expenses              1,289,919        984,534
                                                          -----------     ----------
                      Total costs and expenses              2,496,722      1,764,027
                                                          -----------     ----------
                      Operating loss                         (792,718)    (1,070,850)
                                                          -----------     ----------


Other income (expense):
  Interest income                                              38,587        106,427
  Dividend income                                              47,015            -
  Equity in loss of joint venture                             (65,282)           -
  Other                                                        (1,664)           422
                                                          -----------     ----------
                                                               18,656        106,849
                                                          -----------     ----------

                      Net loss                            $  (774,062)      (964,001)
                                                          ===========     ==========

Loss per common share - basic and diluted                 $     (0.05)         (0.07)
                                                          ===========     ==========

Weighted average number of
    common shares outstanding                              14,559,037     13,835,791
                                                          ===========     ==========

See accompanying Notes to Condensed Financial Statements.

                                TURBOCHEF, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                 1998                1997
                                                                                 ----                ----
Cash flows from operating activities:
   Net loss                                                                   $  (774,062)          (964,001)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
         Equity in net loss of joint venture                                       65,282                  -
         Depreciation and amortization                                            117,297             27,038
         Provision for doubtful accounts                                            7,500              1,500
         Amortization of director compensation                                      7,473              6,937
         Decrease (increase) in accounts receivable                              (523,577)           110,885
         Decrease (increase) in inventories                                       228,232            (51,700)
         Decrease (increase) in prepaid expenses                                   44,616            (99,688)
         Decrease in other assets                                                       -              1,134
         Increase in accounts payable                                              46,576             74,817
         Decrease in accrued expenses                                              (1,975)          (247,564)
         Decrease in deferred revenue                                             (19,797)              (390)
         Decrease in sales deposits                                                     -            (43,700)
         Decrease in deferred rent                                                 (2,971)                -
                                                                              -----------         ----------
               Net cash used in operating activities                             (805,406)        (1,184,732)
                                                                              -----------         ----------

Cash flows from investing activities:
   Sales of marketable securities                                                 812,170          1,050,000
   Purchase of equipment                                                          (27,913)           (64,926)
   Investment in TurboChef Europe                                                      -             (41,750)
                                                                              -----------         ----------
               Net cash provided by investing activities                          784,257            943,324
                                                                              -----------         ----------

Cash flows from financing activities:
   Exercise of stock options                                                       12,501             42,001
   Exercise of stock warrants                                                      49,771                 -
                                                                              -----------         ----------
               Net cash provided by financing activities                           62,272             42,001
                                                                              -----------         ----------

Net increase (decrease) in cash and cash equivalents                               41,123           (199,407)
Cash and cash equivalents at beginning of period                                1,396,641            477,166
                                                                              -----------         ----------
Cash and cash equivalents at end of period                                    $ 1,437,764            277,759
                                                                              ===========         ==========

See accompanying Notes to Condensed Financial Statements.

                                TURBOCHEF, INC.

                    Notes to Condensed Financial Statements

                                  (Unaudited)

                                March 31, 1998



General
-------
The financial statements of TurboChef, Inc. (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and have not been audited by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The December 31, 1997 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The Company believes that other disclosures contained herein, when read in conjunction with the financial statements and notes included in the Company's Annual Report for the fiscal year ended December 31, 1997 on Form 10-K, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included in the aforementioned Form 10-K. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share (EPS), during the fourth quarter of 1997, and all previous references to per share amounts were retroactively restated. The Statement requires basic EPS to be computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity. Adoption of this statement did not impact previously recorded net loss per common share for the three months ended March 31, 1997.

Basic net loss per common share is based on 14,559,037 and 13,835,791 weighted average shares outstanding for the three months ended March 31, 1998 and 1997, respectively. For the three months ended March 31, 1998 and 1997, the Company did not have any incremental shares of potentially dilutive stock as their effect was antidilutive.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Comprehensive Income, on January 1, 1998. This statement requires the Company to report comprehensive income and its components with the same prominence as other financial statements in its December 31, 1998 financial statements. Comprehensive income describes the total of all components of comprehensive income, including net income and other comprehensive income. Other comprehensive income refers to all revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. For the three month period ended March 31, 1998, comprehensive income was $3,275,469 of which ($774,062) was net loss and of which $4,049,531 was net unrealized gain on marketable securities. For the three month period ended March 31, 1997, there were no components of other comprehensive income.

ITEM 2:   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          ---------------------------------------------------------------------
          OF OPERATIONS
          -------------

GENERAL

     From its inception in April 1991 until March 1994, the Company was engaged primarily in research and development, limited production operations and test marketing of its cooking systems. In March 1994, the Company introduced its first commercial product, the Model D-1 cooking system. In June 1995, the Company entered into its first major contract with Whitbread PLC ("Whitbread") and introduced an enhanced product, the Model D-2 cooking system. The Company concentrated its efforts on the Whitbread rollout throughout 1996. Upon the completion of the secondary public offering of Common Stock in June 1996 ("the June 1996 Offering"), the Company became committed to the development of a direct sales organization. By the end of the first quarter of 1997, the Company had substantially developed its U.S. direct sales infrastructure and marketing programs. The revolutionary nature of the TurboChef technologies, coupled with the foodservice industry's general resistance to change, have contributed to a long sales cycle. Consequently, significant increases in domestic sales have not yet materialized. However, the Company is utilizing the information gained from its successful installations and applying this knowledge with other customers in order to duplicate those successes. Furthermore, management is exploring the prospects of engaging a major foodservice equipment distributor for the U.S. market.

     On September 29, 1997, the Company announced a strategic alliance with Maytag Corporation (the "Maytag alliance"). The alliance is aimed at the development and commercialization of innovative products based on TurboChef's leading-edge technologies in heat transfer, thermodynamics and control systems. The two companies believe that the combination of Maytag's expertise in manufacturing, marketing and distribution in residential and commercial appliance markets, and the Company's proprietary technologies and product development capabilities, can result in the successful commercialization of new products in the future. The alliance entailed a mutual exchange of each company's common stock valued at approximately $10 million and Maytag's payment to TurboChef for certain research and development activities related to targeted product initiatives. As of May 8, 1998, Maytag had paid TurboChef, Inc. an aggregate of $2.1 million for alliance-related activities.

     The Company has invested heavily in research, prototype development, establishment of manufacturing capacity, and sales and marketing personnel. As a result of these investments, and the heretofore limited revenues generated through sales of cooking systems, the Company has incurred substantial operating losses in each year of its operations (including net losses of $4,662,302, $2,941,413, and $1,585,268 for the years ended December 31, 1997, 1996 and 1995, respectively) resulting in an accumulated deficit of $18,050,969 as of March 31, 1998.

     The Company will continue to pursue business growth through implementation of the following strategies: i) marketing to U.S. restaurants, hotels, convenience stores and other foodservice operators, ii) establishment of domestic and international distribution through strategic alliances and regional distributorships, iii) joint development and commercialization of new products through the Maytag alliance, and iv) continued development of new hardware, software and food solutions for foodservice operators. The Company's future profitability will depend upon, among other things, the successful implementation of most or all of these initiatives.

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1998 COMPARED TO THE QUARTER ENDED MARCH 31, 1997

     Revenues for the quarter ended March 31, 1998 were $1,704K, an increase of $1,010K, when compared to revenues of $693K for the quarter ended March 31, 1997. This increase is primarily attributable to revenues received pursuant to the Maytag alliance, higher average unit selling prices and revenues generated by an extended warranty program for the Company's largest customer.

     Cost of sales for the quarter ended March 31, 1998 was $748K, an increase of $237K when compared to $511K for cost of sales in the quarter ended March 31, 1997. This increase is attributable to a higher average unit manufacturing cost and the costs associated with the extended warranty program.

     Gross profit on total net sales for the quarter ended March 31, 1998 increased $31K to $206K, when compared to gross profit on total net sales of $176K during the quarter ended March 31, 1997. The increase is primarily attributable to increased unit shipments. Gross margin for the quarter ended March 31, 1998 was 22% of total net sales, compared to 26% of total net sales for the quarter ended March 31, 1997. The percentage decrease is primarily attributable to cost on the extended warranty program in excess of revenues. Gross margin on net oven sales increased to 36% during the quarter ended March 31, 1998, compared to 32% for the quarter ended March 31, 1998 due to higher average unit selling prices.

     Research and development expenses for the quarter ended March 31, 1998 increased $191K, to $459K, as compared to $268K for the quarter ended March 31, 1997. The increase is attributable to R&D activity relating to Maytag alliance projects entailing staff additions and prototype and software development.

     Selling, general and administrative expenses for the quarter ended March 31, 1998 increased $305K to $1,290K from comparable expenses of $985K for the quarter ended March 31, 1997. The increased expense is due to European business development expenses not incurred during the first quarter of 1997, and other administrative expenses including office expansion and executive recruiting expense.

     Interest income, net of interest expense for the quarter ended March 31, 1998, was $37K compared to $106K for the quarter ended March 31, 1997. The decrease in income is attributable to decreased cash levels.

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

     Since October 1997, the Company's capital requirements have been met in part by Maytag, which in accordance with the first project agreement has paid to the Company an aggregate of $2.1 million ($250 thousand per month through March 31, 1998 and $300 thousand per month thereafter) as of May 8, 1998 for research and development relating to their interests. In March 1998, the initial project was extended for one year, and Maytag increased the monthly payment from $250 thousand to $300 thousand per month for the term of the extension. The Maytag alliance called for the exchange of each company's stock with a value of approximately $10 million. The Company issued 564,668 shares of common stock to Maytag in return for 293,846 shares of Maytag common stock. According to the terms of the strategic alliance agreement, the Maytag stock owned by the Company is subject to a general restriction placed on selling, pledging, transferring or assigning such securities for a period of two years from the date of the agreement. However, in accordance with the agreement, the Company gained the right to sell, pledge, transfer or assign up to 50% of the shares on March 31, 1998. As of May 8, 1998, the Maytag stock owned by the Company had a market value of approximately $14.5 million.

     At March 31, 1998, the Company had working capital of $10,492K as compared to working capital of $9,582K at December 31, 1997. The $910K working capital increase from December 31, 1997 resulted primarily from the appreciation of the current portion (50%) of the investment in Maytag common stock, offset by the net operating loss of $774K. For the quarter ended March 31, 1998, accounts receivable turnover increased to 5.0 from 4.4 during the quarter ended March 31, 1997.

     Cash used in operating activities was $805K for the quarter ended March 31, 1998 as compared to cash used in operating activities of $1,185K for the quarter ended March 31, 1997. The decrease is primarily the result of a $190K decrease in operating losses, an increase in non-cash expenses of $162K, a decrease in inventories of $228K and decreases in prepaid expenses and accounts payable of $45K and $47K respectively. These amounts are offset by a $524K increase in accounts receivable. Cash provided by investing activities for the quarter ended March 31, 1998 was $784K as a result of the sale of marketable securities in the amount of $812K, offset by equipment purchases of $28K. Cash provided by financing activities was $62K for the quarter ended March 31, 1998, which represents the proceeds from exercises of stock options and warrants. At March 31, 1998, the Company had cash and cash equivalents of $1,438K, compared to cash and cash equivalents of $1,397K at December 31, 1997.

     In June 1996 the Company consummated the June 1996 Offering, an underwritten public offering of 800,000 shares of Common Stock which resulted in aggregate proceeds of approximately $10,301K, net of the underwriter's discount and other offering costs of $1,699K.

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

AUTHORITATIVE PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, which is not expected to significantly change the Company's current disclosures.

FORWARD LOOKING STATEMENTS

     The Company is continuing to utilize the proceeds from the June 1996 Offering, in addition to payments received from the Maytag alliance projects, to intensify its product development activities with the goal of developing innovative and commercially viable products, and reinforce its marketing efforts to expand its commercial cooking system customer base. The Company anticipates, based on its currently proposed plans and assumptions relating to its operations (including assumptions regarding the progress of its research and development efforts and the realization of projected cooking system deliveries) that its current cash and cash equivalent balances, anticipated revenues from operations, and payments received pursuant to the Maytag alliance, will be sufficient to fund its operations and satisfy its contemplated capital requirements for at least the next 24 months. In the event that the Company's plans change, or its assumptions change or prove to be incorrect, or cash balances and anticipated revenues otherwise prove to be insufficient, the Company would be required to revise its plan of operations (which revision would include a significant reduction in operating costs) and/or seek additional financing prior to the end of such period. The Company has no other current arrangements with respect to, or sources of, additional financing. There can thus be no assurance that additional financing will be available to the Company, if and when needed, on commercially reasonable terms, or at all.

     The Company has used a substantial portion of the proceeds of the June 1996 Offering in an effort to expand its current level of operations and grow the Company's business. However, the Company's future performance will be subject to a number of business factors, including those beyond the Company's control, such as economic downturns and evolving industry needs and preferences, as well as to the level of the Company's competition and the ability of the Company to successfully market its products and effectively monitor and control its costs. The Company believes that increases in revenues sufficient to offset its expenses and result in its profitability could be derived from its currently proposed plans within the next 12 months, if such plans are successfully completed. These plans include: (i) successfully develop and market new products through the Maytag alliance, (ii) utilize the awareness created by the Whitbread relationship and the early successes of TurboChef Europe Ltd. to extend the Company's marketing and sales efforts into other countries within the European Union, (iii) further develop U.S. product sales, (iv) introduce additional new products, (v) establish a dealer sales network and (vi) reduce the Company's manufacturing costs. However, there can be no assurance that the Company will be able to successfully implement any of the foregoing plans, that either its revenues will increase or its rate of revenue growth will continue or that it will ever be able to achieve profitable operations.

     As of March 31, 1998, the amount of backlog orders believed to be firm was approximately $2.0 million, as compared to approximately $2.0 million as of December 31, 1997.

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

                    10.29 Employment agreement between TurboChef, Inc. and Marion H. Antonini.

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

Dated May 15, 1998