Form 10-Q
period 1998-06-30
TURBOCHEF TECHNOLOGIES INC
filed 1998-08-14
CIK 916545

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                           _________________________
                                   Form 10-Q


      (MARK ONE)

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             For the Fiscal Quarter ended June 30, 1998

                                         OR

      [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934


                        FOR THE TRANSITION PERIOD FROM

                          ___________ TO ____________


                        COMMISSION FILE NUMBER 0-23478

                           _________________________


                         TurboChef Technologies, Inc.
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


   Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.


                                               Number of Shares Outstanding
         Title of Each Class                        at August 10, 1998
         -------------------                        ------------------
    Common Stock, $0.01 Par Value                       14,653,976

                           _________________________
================================================================================

                          TURBOCHEF TECHNOLOGIES, INC.
                               TABLE OF CONTENTS


Form 10-Q Item                                                             Page
--------------                                                             ----

PART I.    FINANCIAL INFORMATION


     Item 1.  Financial Statements

              Condensed Balance Sheets as of June 30, 1998 (unaudited) and
              December 31, 1997............................................  3

              Condensed Statements of Operations (unaudited) for the three and six months ended June 30, 1998 and 1997..................  4

              Condensed Statements of Cash Flows (unaudited) for the
              six months ended June 30, 1998 and 1997......................  5

              Notes to Condensed Financial Statements (unaudited)..........  6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................  8


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings............................................ 15

     Item 2.  Changes in Securities........................................ 15

     Item 3.  Defaults Upon Senior Securities.............................. 15

     Item 4.  Submission of Matters to a Vote of Security Holders.......... 15

     Item 5.  Other Information............................................ 16

     Item 6.  Exhibits and Reports on Form 8-K............................. 16

PART 1 - ITEM 1 FINANCIAL STATEMENTS

                          TURBOCHEF TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS

                                                              June 30,      December 31,
                                                              --------      ------------
                                                                1998            1997
                                                                ----            ----
                               Assets                        (Unaudited)

Current assets:
  Cash and cash equivalents                                 $    176,735       1,396,641
  Marketable securities available for sale,
       at fair value                                           8,970,303       7,277,395
  Accounts receivable                                          1,210,117         644,569
  Inventories                                                    508,961         934,690
  Prepaid expenses                                                41,392         104,160
                                                            ------------    ------------
                               Total current assets           10,907,508      10,357,455
                                                            ------------    ------------

Marketable securities available for sale, at fair value        7,254,323       5,482,064

Property and equipment:
  Leasehold improvements                                         116,313         110,062
  Furniture and fixtures                                         388,281         344,507
  Equipment                                                      430,581         420,342
                                                            ------------    ------------
                                                                 935,175         874,911
  Less accumulated depreciation and amortization                (467,940)       (383,948)
                                                            ------------    ------------
                               Net property and equipment        467,235         490,963
                                                            ------------    ------------

Other assets                                                     144,176         109,283
                                                            ------------    ------------
                               Total assets                 $ 18,773,242      16,439,765
                                                            ============    ============

                Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                               428,685         401,013
  Accrued expenses                                               342,876         352,928
  Deferred revenue                                                66,536          21,705
  Other liabilities                                              215,000            --
                                                            ------------    ------------
                               Total current liabilities       1,053,097         775,646
                                                            ------------    ------------

Deposits                                                           4,977            --
Deferred rent                                                     29,709          35,651
                                                            ------------    ------------
                               Total liabilities               1,087,783         811,297
                                                            ------------    ------------

Stockholders' equity:
  Common stock, $.01 par value. Authorized 50,000,000
      shares.  Issued 14,653,976 and 14,551,294 shares at
      June 30, 1998 and December 31, 1997, respectively          146,540         145,513
  Additional paid-in capital                                  32,423,423      32,129,601
  Accumulated deficit                                        (18,942,217)    (17,276,907)
  Net unrealized gain on marketable securities                 4,508,665         964,148
  Treasury stock - at cost 32,130 shares in 1998 and
      17,382 shares in 1997                                     (450,952)       (333,887)
                                                            ------------    ------------
                               Total stockholders' equity     17,685,459      15,628,468
                                                            ------------    ------------

                                                            $ 18,773,242    $ 16,439,765
                                                            ============    ============

See accompanying notes to condensed financial statements.

                          TURBOCHEF TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      Three Months Ended               Six Months Ended
                                                     --------------------            --------------------
                                                            June 30,                       June 30,
                                                            --------                       --------
                                                     1998            1997            1998            1997
                                                     ----            ----            ----            ----
Net sales                                        $    748,879       1,040,916    $  1,702,883       1,727,856
Other revenues                                        900,000           4,177       1,650,000          10,414
                                                 ------------    ------------    ------------    ------------
                      Total revenues                1,648,879       1,045,093       3,352,883       1,738,270


Costs and expenses:
  Cost of goods sold                                  718,326         676,627       1,466,004       1,188,063
  Research and development expenses                   385,024         253,848         844,149         521,905
  Selling, general and administrative expenses      1,410,531       1,157,929       2,700,450       2,142,463
                                                 ------------    ------------    ------------    ------------
                      Total costs and expenses      2,513,881       2,088,404       5,010,603       3,852,431
                                                 ------------    ------------    ------------    ------------
                      Operating loss                 (865,002)     (1,043,311)     (1,657,720)     (2,114,161)
                                                 ------------    ------------    ------------    ------------


Other income (expense):
  Interest income                                      28,646          79,419          65,569         186,268
  Dividend income                                      47,016            --            94,031            --
  Equity in loss of joint venture                    (115,083)        (14,709)       (180,365)        (14,709)
  Other                                                13,175            --            13,175            --
                                                 ------------    ------------    ------------    ------------
                                                      (26,246)         64,710          (7,590)        171,559
                                                 ------------    ------------    ------------    ------------

                      Net loss                   $   (891,248)       (978,601)   $ (1,665,310)     (1,942,602)
                                                 ============    ============    ============    ============

Loss per common share - basic and diluted        $      (0.06)          (0.07)   $      (0.11)          (0.14)
                                                 ============    ============    ============    ============

Weighted average number of
    common shares outstanding                      14,578,173      13,876,233      14,568,658      13,856,124
                                                 ============    ============    ============    ============

See accompanying notes to condensed financial statements.

                          TURBOCHEF TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Six Months Ended June 30,
                                                           ----------------------------
                                                               1998             1997
                                                           -----------      -----------
Cash flows from operating activities:
   Net loss                                                $(1,665,310)    (1,942,602)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
         Equity in net loss of joint venture                   180,365         14,709
         Depreciation and amortization                         234,593         54,076
         Provision for doubtful accounts                        15,000          2,775
         Amortization of director compensation                  14,946         13,878
         Increase in accounts receivable                      (705,548)      (115,703)
         Decrease (increase) in inventories                    281,729       (206,592)
         Decrease (increase) in prepaid expenses                47,823       (353,502)
         Decrease (increase) in other assets                    (1,859)         2,272
         Increase (decrease) in accounts payable                27,674        (16,507)
         Decrease in accrued expenses                          (10,052)      (213,007)
         Increase (decrease) in deferred revenue                44,831         (1,171)
         Increase (decrease) in deposits                         4,977        (43,250)
         Increase in other liabilities                         120,000           --
         Decrease in deferred rent                              (5,942)          --
                                                           -----------    -----------
               Net cash used in operating activities        (1,416,773)    (2,804,624)
                                                           -----------    -----------

Cash flows from investing activities:
   Purchase of marketable securities                        (1,715,980)    (4,498,277)
   Proceeds from sales of marketable securities              1,795,331      7,309,431
   Purchase of equipment                                       (60,264)      (170,753)
   Investment in TurboChef Europe                                 --          (41,750)
                                                           -----------    -----------
               Net cash provided by investing activities        19,087      2,598,651
                                                           -----------    -----------

Cash flows from financing activities:
   Exercise of stock options                                    12,500         42,001
   Exercise of stock warrants                                  165,280        125,060
                                                           -----------    -----------
               Net cash provided by financing activities       177,780        167,061
                                                           -----------    -----------

Net decrease in cash and cash equivalents                   (1,219,906)       (38,912)
Cash and cash equivalents at beginning of period             1,396,641        477,166
                                                           -----------    -----------
Cash and cash equivalents at end of period                 $   176,735        438,254
                                                           ===========    ===========

See accompanying notes to condensed financial statements.

                          TURBOCHEF TECHNOLOGIES, INC.

                    Notes to Condensed Financial Statements
                                  (Unaudited)
                                 June 30, 1998

General
-------
The financial statements of TurboChef Technologies, Inc. (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and have not been audited by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The December 31, 1997 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The Company believes that other disclosures contained herein, when read in conjunction with the financial statements and notes included in the Company's Annual Report for the fiscal year ended December 31, 1997 on Form 10-K, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included in the aforementioned Form 10-K. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share (EPS), during the fourth quarter of 1997, and all previous references to per share amounts were retroactively restated. The Statement requires basic EPS to be computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity. Adoption of this statement did not impact previously recorded net loss per common share for the three or six months ended June 30, 1997.

Basic net loss per common share is based on 14,578,173 and 13,876,233 weighted average shares outstanding for the three months ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998 and 1997 basic net loss per common share is based on 14,568,658 and 13,856,124 weighted average shares outstanding, respectively. For both the three month and six month periods ended June 30, 1998 and 1997, the Company did not have any incremental shares of potentially dilutive stock as their effect was antidilutive.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Comprehensive Income, on January 1, 1998. This statement requires the Company to report comprehensive income and its components with the same prominence as other financial statements in its December 31, 1998 financial statements. Comprehensive income describes the total of all components of comprehensive income, including net income and other comprehensive income.
Other comprehensive income refers to all revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. For the six month period ended June 30, 1998, comprehensive income was $2,843,355, of which ($1,665,310) was net loss and of which $4,508,665 was net unrealized gain on marketable securities. For the six month period ended June 30, 1997, there were no components of other comprehensive income.

In July 1998, the Company executed a revolving credit agreement with its bank to support general corporate requirements, specifically, continued investment in technology development. This agreement, which expires July 1, 1999 is secured by 90,000 shares of Maytag common stock owned by the Company. The Company can borrow up to the lesser of $3,000,000 or 75% of the market value of the Maytag stock at market rates of interest. As of August 10, 1998, there are no outstanding borrowings under such revolving credit facility.

ITEM 2:   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          ---------------------------------------------------------------------
          OF OPERATIONS
          -------------

General

     From its inception in April 1991 until March 1994, the Company was engaged primarily in research and development, limited production operations and test marketing of its cooking systems. In March 1994, the Company introduced its first commercial product, the Model D-1 cooking system. In June 1995, the Company entered into its first major contract with Whitbread PLC ("Whitbread") and introduced an enhanced product, the Model D-2 cooking system. The Company concentrated its efforts on the Whitbread rollout throughout 1996. Upon the completion of the secondary public offering of Common Stock in June 1996 (the "June 1996 Offering"), the Company began development of a direct sales organization. By the end of the first quarter of 1997, the Company had substantially developed its U.S. direct sales and European sales infrastructure and marketing programs. Due to the revolutionary nature of the Company's technologies, coupled with the foodservice industry's general resistance to change, significant increases in sales have not yet materialized through these efforts. The Company believes its long-term success is dependent on its core competencies of developing new technologies and products for the foodservice industry. Consequently, the Company has sought to establish an alliance with a major firm with strengths in manufacturing, sales, marketing and distribution. An alliance of this nature was successfully established in September 1997, when the Company announced a strategic alliance with Maytag Corporation ("Maytag") to jointly develop new products revolving around the Company's technologies. The Company also announced in July 1998 that the Maytag alliance had been expanded to include the sales and marketing of commercial cooking products in North America. This alliance enables the Company to focus on its core competency of technology development.

     The Company has invested heavily in research, prototype development, establishment of manufacturing capacity, and sales and marketing personnel. As a result of these investments, and the heretofore limited revenues generated through sales of cooking systems, the Company has incurred substantial operating losses in each year of its operations (including net losses of $4,662,302, $2,941,413, and $1,585,268 for the years ended December 31, 1997, 1996 and 1995, respectively) resulting in an accumulated deficit of $18,942,217 as of June 30, 1998.

     The Company will continue to pursue business growth through implementation of the following strategies: (i) joint development and commercialization of residential and commercial products through the Maytag alliance, (ii) continued marketing to U.S., European and Japanese restaurants, hotels, convenience stores and other foodservice operators, and (iii) continued development of new hardware, software and food solutions for foodservice operators. The Company's future profitability will depend upon, among other things, the successful implementation of these initiatives.


MAYTAG ALLIANCE

     On September 29, 1997, the Company announced a strategic alliance with Maytag Corporation (the "Maytag alliance"). The alliance is aimed at the development and commercialization of innovative products based on the Company's leading-edge technologies in heat transfer, thermodynamics and control systems. The two companies believe that the combination of Maytag's expertise in manufacturing, marketing and distribution in residential and commercial appliance markets, and the Company's proprietary technologies and product development capabilities, can result in the successful commercialization of new products in the future. The alliance entailed a mutual purchase of each company's common stock valued at approximately $10 million and Maytag's payment to the Company for certain research and development activities related to targeted product initiatives.

     The initial alliance-related research project began in October 1997, and was originally for a term of six months. Maytag was contracted to pay $250K per month pursuant to the agreement to fund research and development activities related to the project. In March 1998, this project was extended for one year, and the monthly payment increased to $300K. In July 1998, the Company announced a commercial sales agreement with Maytag whereby Maytag will lead the Company's North American commercial sales and marketing initiatives. Furthermore, the commercial sales agreement establishes a profit sharing arrangement for the North American sales of commercial products employing the Company's technologies. With the addition of the commercial relationship, the research and development funding will be increased to $425K per month from August 1998 through January 1999.

     As of August 10, 1998, Maytag had paid the Company an aggregate of $3.1 million for alliance-related activities.


RECENT DEVELOPMENTS

     The Company's latest purchase contract with Whitbread expired in May 1998 as did Whitbread's exclusive purchase rights in the UK. The Company and Whitbread are currently in discussion to continue cooking system purchases. Furthermore, a unit of Whitbread, Whitbread Pub Partnerships ("WPP") has contracted with the Company to commence a 30 store test of the Company's cooking system following their successful two store test over the last year. The cooking systems for the test will come from existing Whitbread inventory, and will not initially result in the sale of new units. However, a successful test in WPP could lead to sales in the future, although it is not possible at this time to indicate the timing or quantity of such sales as all WPP locations do not have the physical capacity to accommodate foodservice operations. WPP is comprised of approximately 1,700 pub operations located throughout the UK which are owned by Whitbread and managed by independent operators. It is estimated that 200-400 of the facilities could accommodate a Model D-2 cooking system.

     On June 26, 1998, the Company announced that it had consummated a purchase agreement with Kanematsu Corporation of Japan ("Kanematsu"). The initial minimum sale of the Company's cooking systems is valued at approximately $1 million. Purchases by Kanematsu are contingent upon, among other things, Japanese regulatory approval of the Company's cooking system.

     In July 1998, The Company executed a sales agreement with Best Western International, Inc. ("BWI") for the purchase of 100 ovens. The agreement is contingent upon a successful six unit test. BWI is an association of member hotels established to provide revenue generating opportunities and to leverage the purchasing power of its member hotels. BWI's membership includes approximately 3,700 locations worldwide.

     On June 30, 1998 the Company's European joint venture TurboChef Europe Limited ("TCE") was terminated. TCE was a joint venture between the Company and The Queally Group ("Queally"), one of Europe's largest food manufacturers. The objective of TCE had been to market the Company's products in conjunction with Queally's food products through the establishment of distribution agreements with regional foodservice equipment distributors throughout Western Europe. As the inclusion of Queally's food manufacturing services in the joint venture did not generate the revenues the Company and Queally had anticipated, the two firms elected to terminate the joint venture as of June 30, 1998. Effective July 1, 1998, the Company commenced exclusive sales and marketing responsibilities for Western Europe. The former sales and support staff of the joint venture are now employees of the Company and a managing director has been hired to oversee European operations which are based in the London area.


RESULTS OF OPERATIONS

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.


RESULTS FOR THE QUARTER ENDED JUNE 30, 1998 COMPARED TO THE QUARTER ENDED JUNE 30, 1997

     Revenues for the quarter ended June 30, 1998 were $1,649K, an increase of $604K, when compared to revenues of $1,045K for the quarter ended June 30, 1997. This increase is primarily attributable to revenues received pursuant to the Maytag alliance and revenues generated by an extended maintenance program for the Company's largest customer, offset by a decline in unit shipments.

     Cost of sales for the quarter ended June 30, 1998 was $718K, an increase of $42K when compared to $677K for cost of sales in the quarter ended June 30, 1997. This increase is attributable to a charge taken to establish a reserve for anticipated losses on an extended maintenance program, offset by a decline in unit shipments.

     Gross profit on total net sales for the quarter ended June 30, 1998 decreased $334K to $31K, when compared to gross profit on total net sales of $364K during the quarter ended June 30, 1997. Gross margin for the quarter ended June 30, 1998 was 4% of total net sales, compared to 35% of total net sales for the quarter ended June 30, 1997. Gross profit and gross margin were adversely affected by the aforementioned extended maintenance charge. Excluding extended maintenance charges, gross profit and gross margin for the quarter were $217K and 33% respectively.

     Gross margin on net oven sales decreased to 34% during the quarter ended June 30, 1998, compared to 36% for the quarter ended June 30, 1998 due to a higher average unit cost.

     Research and development expenses for the quarter ended June 30, 1998 increased $131K, to $385K, as compared to $254K for the quarter ended June 30, 1997. The increase is attributable to R&D activity relating primarily to Maytag alliance projects entailing staff additions and prototype and software development.

     Selling, general and administrative expenses for the quarter ended June 30, 1998 increased $253K, to $1,411K from comparable expenses of $1,158K for the quarter ended June 30, 1997. The increased expense is due to European business development expenses not incurred during the first quarter of 1997, the addition of executive management and other administrative personnel, and other administrative expenses including office expansion and executive recruiting expenses.

     Interest income, net of interest expense for the quarter ended June 30, 1998, was $29K compared to $79K for the quarter ended June 30, 1997. The decrease in interest income is attributable to decreased cash levels.

     Second quarter results include a $114K charge relating to the termination of the Company's European joint venture TurboChef Europe Limited ("TCE"). The $114K charge establishes a reserve for the write-off of the net investment in TCE. For the three months ended June 30, 1998, losses relating to TCE were $115K.


RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

     Revenues for the six months ended June 30, 1998 were $3,353K, an increase of $1,615K, when compared to revenues of $1,738K for the six months ended June 30, 1997. This increase is primarily attributable to revenues received pursuant to the Maytag alliance.

     Cost of sales for the six months ended June 30, 1998 was $1,466K, an increase of $278K when compared to $1,188K for cost of sales in the six months ended June 30, 1997. This increase is attributable to a charge taken to establish a reserve for anticipated losses on an extended maintenance program, offset by a decline in unit shipments.

     Gross profit on total net sales for the six months ended June 30, 1998 decreased $303K to $237K, when compared to gross profit on total net sales of $540K during the quarter ended June 30, 1997. Gross margin for the quarter ended June 30, 1998 was 14% of total net sales, compared to 31% of total net sales for the quarter ended June 30, 1997. Gross profit and gross margin were adversely affected by the aforementioned extended maintenance charge. Excluding extended maintenance charges, gross profit and gross margin for the quarter were $472K and 32% respectively.

     Gross margin on net oven sales of 35% for the six months ended June 30, 1998 was unchanged from 35% for the six months ended June 30, 1997. The effect of higher average selling prices was offset by an increased average unit cost.

     Research and development expenses for the six months ended June 30, 1998 increased $322K, to $844K, as compared to $522K for the six months ended June 30, 1997. The increase is attributable to R&D activity relating primarily to Maytag alliance projects entailing staff additions and prototype and software development.

     Selling, general and administrative expenses for the six months ended June 30, 1998 increased $558K, to $2,700K from comparable expenses of $2,142K for the six months ended June 30, 1997. The increased expense is due to European business development expenses not incurred during the first six months of 1997, the addition of executive management and other administrative personnel, and other administrative expenses including office expansion and executive recruiting expenses.

     Interest income, net of interest expense for the six months ended June 30, 1998, was $66K compared to $186K for the six months ended June 30, 1997. The decrease in interest income is attributable to decreased cash levels.

     Results for the six months ended June 30, 1998 include a $114K charge relating to the termination of the Company's European joint venture, TCE. The $114K charge establishes a reserve for the write-off of the net investment in TCE. For the six months ended June 30, 1998, losses relating to TCE were $180K.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements in connection with its product and technology development and marketing efforts have been and will continue to be significant. In addition, capital is required to operate and expand the Company's operations. From its inception until June 1996, the Company was substantially dependent on loans and capital contributions from its principal stockholders, private placements of its securities and the proceeds from the initial public offering of common stock in April 1994 (the "April 1994 IPO"). In June 1996 the Company consummated the June 1996 Offering, an underwritten public offering of 800,000 shares of Common Stock which resulted in aggregate proceeds of approximately $10,301K, net of the underwriter's discount and other offering costs of $1,699K.

     Since October 1997, the Company's capital requirements have been met in part by Maytag, which in accordance with the alliance has paid to the Company an aggregate of $3.1 million ($250K per month from October 1997 through March 1998, $300K from April through July 1998, and $425K in August 1998) as of August 10, 1998 for research and development relating to their interests. In March 1998, the initial project was extended for one year, and Maytag increased the monthly payment from $250K to $300K per month for the term of the extension. In July 1998, a commercial sales agreement was announced, and the monthly payment increased to $425K for six months. The Maytag alliance called for the mutual purchase of each company's stock with a value of approximately $10 million. Maytag purchased 564,668 shares of the Company's common stock, and the Company purchased 293,846 shares of Maytag common stock. According to the terms of the strategic alliance agreement, the Maytag stock owned by the Company is subject to a general restriction placed on selling, pledging, transferring or assigning such securities for a period of two years from the date of the agreement. However, in accordance with the agreement, the Company gained the right to sell, pledge, transfer or assign up to 50% of the shares on March 31, 1998. As of August 10, 1998, the Maytag stock owned by the Company had a market value of approximately $12.6 million.

     In July 1998, the Company executed a revolving credit agreement with its bank to support general corporate requirements, specifically, continued investment in technology development. This agreement, which expires July 1, 1999 is secured by 90,000 shares of Maytag common stock owned by the Company. The Company can borrow up to 75% of the market value of the Maytag stock at market rates of interest. As of August 10, 1998, there are no outstanding borrowings under such revolving credit facility.

     At June 30, 1998, the Company had working capital of $9,854K as compared to working capital of $9,582K at December 31, 1997. The $272K working capital increase from December 31, 1997 resulted primarily from the appreciation of the current portion (50%) of the investment in Maytag common stock, offset by the net operating loss of $1,665K. For the six months ended June 30, 1998, accounts receivable turnover decreased to 4.1 from 5.9 during the six months ended June 30, 1997. The decrease is primarily due to outstanding accounts receivable from TCE.

     Cash used in operating activities was $1,417K for the six months ended June 30, 1998 as compared to cash used in operating activities of $2,805K for the six months ended June 30, 1997. The decrease is primarily the result of a $277K decrease in operating losses, an increase in non-cash expenses of $359K, a decrease in inventories of $282K, decreased prepaid expenses of $48K and increased accounts payable, deferred revenue and other liabilities of $28K, $45K and $120K respectively. These amounts are offset by a $706K increase in accounts receivable. Cash provided by investing activities for the six months ended June 30, 1998 was $19K as a result of sales of marketable securities in the amount of $1,795K offset by purchases of marketble securities of $1,716K and equipment purchases of $60K. Cash provided by financing activities was $178K for the six months ended June 30, 1998, which represents the net proceeds from exercises of stock options and warrants. At June 30, 1998, the Company had cash and cash equivalents of $177K, compared to cash and cash equivalents of $1,397K at December 31, 1997.


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


FORWARD LOOKING STATEMENTS

     The Company is continuing to utilize the proceeds from the June 1996 Offering, in addition to payments received from the Maytag alliance projects, to intensify its product development activities with the goal of developing innovative and commercially viable products, and support its marketing efforts to expand its commercial cooking system customer base. The Company anticipates, based on its currently proposed plans and assumptions relating to its operations (including assumptions regarding the progress of its research and development efforts and the realization of projected cooking system deliveries) that its current cash and cash equivalent balances, anticipated revenues from operations, payments received pursuant to the Maytag alliance, and the recently established revolving credit facility, will be sufficient to fund its operations and satisfy its contemplated capital requirements for at least the next 24 months. In the event that the Company's plans change, or its assumptions change or prove to be incorrect, or cash balances, anticipated revenues and amounts available under the revolving credit facility otherwise prove to be insufficient, the Company would be required to revise its plan of operations (which revision would include a significant reduction in operating costs) and/or seek additional financing prior to the end of such period). The Company has no other current arrangements with respect to, or sources of, additional financing. There can thus be no assurance that additional financing will be available to the Company, if and when needed, on commercially reasonable terms, or at all.

     The Company has used a substantial portion of the proceeds of the June 1996 Offering and payments received from Maytag in an effort to expand its current level of operations and grow the

Company's business. However, the Company's future performance will be subject to a number of business factors, including those beyond the Company's control, such as economic downturns and evolving industry needs and preferences, as well as to the level of the Company's competition and the ability of the Company to successfully market its products and effectively monitor and control its costs. The Company believes that increases in revenues sufficient to offset its expenses and result in its profitability could be derived from its currently proposed plans within the next 18 months, if such plans are successfully completed. These plans include: (i) successfully develop and market new products through the Maytag alliance, (ii) further develop U.S. product sales through the Maytag commercial sales agreement, (iii) utilize the awareness created by the Whitbread relationship and the early successes of TCE to extend the Company's marketing and sales efforts into other countries within the European Union, (iv) introduce additional new products, and (v) reduce the Company's manufacturing costs. However, there can be no assurance that the Company will be able to successfully implement any of the foregoing plans, that either its revenues will increase or its rate of revenue growth will continue or that it will ever be able to achieve profitable operations.

     As of June 30, 1998, the amount of backlog orders believed to be firm was approximately $0.8 million, as compared to approximately $2.0 million as of December 31, 1997. This backlog includes the remaining minimum order quantity of cooking systems contemplated in the Kanematsu purchase agreement, which are contingent upon Japanese regulatory approval of the oven. This backlog does not include any sales to BWI, which are contingent upon successful completion of field operations tests and certain payback criteria.

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

               None


     Item 3.   DEFAULTS UPON SENIOR SECURITIES

               None


     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 30, 1998, the Annual Meeting of Stockholders of the Company was held in Dallas, Texas. At the Annual Meeting, the Company's stockholders elected four (4) individuals to serve as the Company's Board of Directors until the next Annual Meeting of the Stockholders and until their successors are elected and duly qualified. The table presented below indicates the number of votes cast in favor of the election of such persons as directors, the number of votes cast against, and the number of votes withheld. There were no broker non-votes cast at the Annual Meeting.


Name of Director      Number of Votes For  Number of Votes Against  Withheld Votes
--------------------  -------------------  -----------------------  --------------
Marion H. Antonini          12,155,542               120,624             -0-
Jeffery B. Bogatin          11,636,527               639,639             -0-
Philip R. McKee             12,158,042               118,124             -0-
Donald J. Gogel             12,158,392               117,774             -0-

     In addition to the election of the Company's Board of Directors, the stockholders approved the following proposals at the Annual Meeting:

     1. A proposal to amend the First Article of the Company's Restated Articles of Incorporation to change the Company's corporate name to TurboChef Technologies, Inc. An aggregate of 12,232,774 shares were voted for this proposal, 14,592 shares were voted against this proposal, and 28,800 shares abstained;

     2. A proposal to amend the Company's 1994 Stock Option Plan, as amended, to increase the number of shares of Common Stock authorized for issuance from 3,150,000 to 3,650,000 shares. An aggregate of 12,109,550 shares were voted for this proposal, 137,316 shares were voted against this proposal and 29,300 shares abstained; and

     3. A proposal to ratify the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants for the 1998 fiscal year. An aggregate of 12,237,774 shares were voted for this proposal, 8,100 shares were voted against this proposal and 30,342 shares abstained.

     Item 5.  OTHER INFORMATION

              None

     Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a) EXHIBITS

                  Exhibit Number    Description
                  --------------    -----------

                  10.30 Commercial Cooking Appliance Project Agreement dated as of July 29, 1998 by and between TurboChef Technologies, Inc. and Maytag Corporation.(1)

                  10.31 Revolving Credit Agreement between Chase Bank of Texas NA and TurboChef Technologies, Inc. dated July 1, 1998.

(1) Filed herewith in redacted form pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended (the "Act"). Filed separately in unredacted form subject to a request for confidential treatment pursuant to Rule 24b-2 under the Act.

              (b) REPORTS ON FORM 8-K

                  A report on Form 8-K dated July 1, 1998 was filed with the Securities and Exchange Commission on July 2, 1998. This Form 8-K reported that the Company's corporate name had been changed to TurboChef Technologies, Inc.

                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TURBOCHEF TECHNOLOGIES, INC.



                                       By:/s/ Dennis J. Jameson
                                          ------------------------
                                          Dennis J. Jameson
                                          Executive Vice President,
                                          Chief Financial Officer
                                          (Principal Financial Officer)


Dated August 14, 1998