Form 10-Q
period 1998-09-30
TURBOCHEF TECHNOLOGIES INC
filed 1998-11-16
CIK 916545

--------------------------------------------------------------------------------


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                           _________________________

                                   FORM 10-Q


        (MARK ONE)

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the Fiscal Quarter ended September 30, 1998

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

   Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.


                                                Number of Shares Outstanding
          Title of Each Class                       at November 10, 1998
          -------------------                       --------------------
     Common Stock, $0.01 Par Value                       14,654,134



--------------------------------------------------------------------------------

                          TURBOCHEF TECHNOLOGIES, INC.
                               TABLE OF CONTENTS


Form 10-Q Item                                                              Page
--------------                                                              ----

PART I.    FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Balance Sheets as of September 30, 1998 (unaudited)
              and December 31, 1997.........................................  3

              Condensed Statements of Operations (unaudited) for
              the three and nine months ended September 30, 1998 and 1997...  4

              Condensed Statements of Cash Flows (unaudited) for
              the nine months ended September 30, 1998 and 1997.............  5

              Notes to Condensed Financial Statements (unaudited)...........  6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................  8

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings............................................. 15

     Item 2.  Changes in Securities......................................... 15

     Item 3.  Defaults Upon Senior Securities............................... 15

     Item 4.  Submission of Matters to a Vote of Security Holders........... 15

     Item 5.  Other Information............................................. 15

     Item 6.  Exhibits and Reports on Form 8-K.............................. 15

PART 1 - ITEM 1 FINANCIAL STATEMENTS

                         TURBOCHEF TECHNOLOGIES, INC.
                           CONDENSED BALANCE SHEETS

                                                                  September 30,      December 31,
                                                                -----------------  ----------------
                                                                      1998               1997
                                                                -----------------  ----------------
                            Assets                                 (Unaudited)
                            ------
Current assets:
 Cash and cash equivalents                                          $    372,283         1,396,641
 Marketable securities available for sale, at fair value               7,754,692         7,277,395
 Accounts receivable                                                   1,045,153           644,569
 Inventories                                                             788,284           934,690
 Prepaid expenses                                                         56,655           104,160
                                                                    ------------      ------------
    Total current assets                                              10,017,067        10,357,455
                                                                    ------------      ------------

Marketable securities available for sale, at fair value                7,015,573         5,482,064

Property and equipment:
 Leasehold improvements                                                  129,324           110,062
 Furniture and fixtures                                                  410,855           344,507
 Equipment                                                               431,876           420,342
                                                                    ------------      ------------
                                                                         972,055           874,911
 Less accumulated depreciation and amortization                         (509,939)         (383,948)
                                                                    ------------      ------------
    Net property and equipment                                           462,116           490,963
                                                                    ------------      ------------

Other assets                                                             141,076           109,283
                                                                    ------------      ------------
    Total assets                                                    $ 17,635,832        16,439,765
                                                                    ============      ============

                Liabilities and Stockholders' Equity
                ------------------------------------

Current liabilities:
 Accounts payable                                                        395,421           401,013
 Accrued expenses                                                        396,927           352,928
 Deferred revenue                                                         39,335            21,705
 Other liabilities                                                       193,093                 -
                                                                    ------------      ------------
    Total current liabilities                                          1,024,776           775,646
                                                                    ------------      ------------

Deposits                                                                   5,677                 -
Deferred rent                                                             26,739            35,651
                                                                    ------------      ------------
    Total liabilities                                                  1,057,192           811,297
                                                                    ------------      ------------

Stockholders' equity:
 Common stock, $.01 par value. Authorized 50,000,000
  shares.  Issued 14,654,134 and 14,551,294 shares at
  September 30, 1998 and December 31, 1997, respectively                 146,541           145,513
 Additional paid-in capital                                           32,423,935        32,129,601
 Accumulated deficit                                                 (19,572,039)      (17,276,907)
 Net unrealized gain on marketable securities                          4,031,155           964,148
 Treasury stock - at cost 32,130 shares in 1998
  and 17,382 shares in 1997                                             (450,952)         (333,887)
                                                                    ------------      ------------
    Total stockholders' equity                                        16,578,640        15,628,468
                                                                    ------------      ------------

                                                                    $ 17,635,832      $ 16,439,765
                                                                    ============      ============

See accompanying notes to condensed financial statements.

                         TURBOCHEF TECHNOLOGIES, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                       Three Months Ended                   Nine Months Ended
                                                       ------------------                   -----------------
                                                          September 30,                         September 30,
                                                       ------------------                   -----------------
                                                     1998             1997                 1998             1997
                                                ---------------  --------------       ---------------  --------------
Net sales                                          $   841,075         720,517           $ 2,543,958       2,458,787
Other revenues                                       1,150,000               -             2,800,000               -
                                                   -----------      ----------           -----------      ----------
                      Total revenues                 1,991,075         720,517             5,343,958       2,458,787

Costs and expenses:
  Cost of goods sold                                   589,859         650,353             2,055,862       1,838,416
  Research and development expenses                    502,743         354,983             1,346,898         876,888
  Selling, general and administrative expenses       1,603,555       1,432,899             4,303,995       3,575,362
                                                   -----------      ----------           -----------      ----------
                      Total costs and expenses       2,696,157       2,438,235             7,706,755       6,290,666
                                                   -----------      ----------           -----------      ----------
                      Operating loss                  (705,082)     (1,717,718)           (2,362,797)     (3,831,879)
                                                   -----------      ----------           -----------      ----------

Other income (expense):
  Interest income                                       19,878          41,853                85,446         228,121
  Dividend income                                       52,910               -               146,941               -
  Equity in loss of joint venture                            -         (41,677)             (180,365)        (56,386)
  Other                                                  2,474               -                15,649               -
                                                   -----------      ----------           -----------      ----------
                                                        75,262             176                67,671         171,735
                                                   -----------      ----------           -----------      ----------

                      Net loss                     $  (629,820)     (1,717,542)          $(2,295,126)     (3,660,144)
                                                   ===========      ==========           ===========      ==========

Loss per common share - basic and diluted               $(0.04)          (0.12)               $(0.16)          (0.26)
                                                   ===========      ==========           ===========      ==========

Weighted average number of
    common shares outstanding                       14,653,986      13,920,640            14,597,413      13,877,866
                                                   ===========      ==========           ===========      ==========

See accompanying notes to condensed financial statements.

                         TURBOCHEF TECHNOLOGIES, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                     Nine Months Ended September 30,
                                                                ----------------------------------------
                                                                       1998                 1997
                                                                -------------------  -------------------
Cash flows from operating activities:
   Net loss                                                            $(2,295,126)          (3,660,144)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization                                     135,893               84,528
         Decrease (increase) in accounts receivable, net                  (400,584)             (10,075)
         Decrease (increase) in inventories                                146,406             (238,674)
         Decrease (increase) in prepaid expenses                            47,505             (218,251)
         Decrease (increase) in other assets                                 3,591              (91,404)
         Increase (decrease) in accounts payable                            (5,592)              50,552
         Increase (decrease) in accrued expenses                            13,999             (208,788)
         Increase (decrease) in deferred revenue                            17,630               24,259
         Increase (decrease) in other liabilities                          223,093                    -
         Increase (decrease) in deferred rent                               (8,912)                   -
                                                                       -----------           ----------
               Net cash used in operating activities                    (2,122,097)          (4,267,997)
                                                                       -----------           ----------

Cash flows from investing activities:
   Sales (purchases) of marketable securities                            1,056,212            3,955,896
   Purchase of equipment                                                   (97,144)            (240,370)
   Investment in TurboChef Europe                                          (39,636)              14,636
                                                                       -----------           ----------
               Net cash provided by investing activities                   919,432            3,730,162
                                                                       -----------           ----------

Cash flows from financing activities:
   Exercise of stock options                                                12,500              232,245
   Exercise of stock warrants                                              282,872              285,399
   Purchase of treasury stock                                             (117,065)            (166,548)
                                                                       -----------           ----------
               Net cash provided by financing activities                   178,307              351,096
                                                                       -----------           ----------

Net decrease in cash and cash equivalents                               (1,024,358)            (186,739)
Cash and cash equivalents at beginning of period                         1,396,641              477,166
                                                                       -----------           ----------
Cash and cash equivalents at end of period                             $   372,283              290,427
                                                                       ===========           ==========

See accompanying notes to condensed financial statements.

                          TURBOCHEF TECHNOLOGIES, INC.
                    Notes to Condensed Financial Statements
                                  (Unaudited)
                               September 30, 1998

General
-------
The financial statements of TurboChef Technologies, Inc. (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and have not been audited by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The December 31, 1997 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The Company believes that other disclosures contained herein, when read in conjunction with the financial statements and notes included in the Company's Annual Report for the fiscal year ended December 31, 1997 on Form 10-K, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included in the aforementioned Form 10-K. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share (EPS), during the fourth quarter of 1997, and all previous references to per share amounts were retroactively restated. The Statement requires basic EPS to be computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity. Adoption of this statement did not impact previously recorded net loss per common share for the three or nine months ended September 30, 1997.

Basic net loss per common share is based on 14,653,986 and 13,920,640 weighted average shares outstanding for the three months ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998 and 1997 basic net loss per common share is based on 14,597,413 and 13,877,866 weighted average shares outstanding, respectively. For both the three-month and nine-month periods ended September 30, 1998 and 1997, the Company did not have any incremental shares of potentially dilutive stock as their effect was antidilutive.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Comprehensive Income, on January 1, 1998. This statement requires the Company to report comprehensive income and its components with the same prominence as other financial statements in its December 31, 1998 financial statements. Comprehensive income describes the total of all components of comprehensive income, including net income and other comprehensive income.
Other comprehensive income refers to all revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. For the nine month period ended September 30, 1998, comprehensive income was $1,736,029 of which ($2,295,126) was net loss and of which $4,031,155 was net unrealized gain on marketable securities. For the nine month period ended September 30, 1997, there were no components of other comprehensive income.

In July 1998, the Company executed a revolving credit agreement with its bank to support general corporate requirements, specifically, continued investment in technology development. This agreement, which expires July 1, 1999 is secured by 90,000 shares of Maytag common stock owned by the Company. The Company can borrow up to the lesser of $3,000,000 or 75% of the market value of the Maytag stock at market rates of interest. As of November 10, 1998, there are no outstanding borrowings under such revolving credit facility.

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

     The Company has invested heavily in research, prototype development, establishment of manufacturing capacity, and sales and marketing personnel. As a result of these investments, and the heretofore limited revenues generated through sales of cooking systems, the Company has incurred substantial operating losses in each year of its operations (including net losses of $4,662,302, $2,941,413, and $1,585,268 for the years ended December 31, 1997, 1996 and 1995, respectively) resulting in an accumulated deficit of $19,572,039 as of September 30, 1998.

     The Company will continue to pursue business growth through implementation of the following strategies: (i) joint development and commercialization of residential and commercial products through the Maytag alliance, (ii) pursue the formation of strategic alliances and license agreements in other major markets,
(iii) continued marketing to U.S., European and Japanese restaurants, hotels, convenience stores and other foodservice operators, and (iv) continued development of new hardware, software and food solutions for foodservice operators. The Company's future profitability will depend upon, among other things, the successful implementation of these initiatives.

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

     The initial alliance-related research project began in October 1997, and was originally for a term of six months. Maytag was contracted to pay $250K per month pursuant to the agreement to fund research and development activities related to the project. In March 1998, this project was extended for one year, and the monthly payment increased to $300K. In July 1998, the Company announced a commercial sales agreement with Maytag whereby Maytag will lead the Company's North American commercial sales and marketing initiatives. Furthermore, the commercial sales agreement establishes a profit sharing arrangement for the North American sales of commercial products employing the Company's technologies. With the addition of the commercial relationship, the research and development funding was increased to $425K per month beginning August 1998 and ending January 1999.

     As of November 10, 1998, Maytag had paid the Company an aggregate of $4.4 million for alliance-related activities.

RECENT DEVELOPMENTS

     On September 1, 1998, Rick Caron joined the Company as President, Chief Executive Officer and as a director. Mr. Caron is a 19-year veteran of Arthur
D. Little, Inc., an international technology and innovation consulting firm, and has held title of Vice President since 1995 and has been Industry Practice Leader for Consumer Goods Business in North America since 1997. His foodservice industry clients have included, among others, McDonalds Corporation, Welbilt Corporation, Burger King and Bass Brewers. Mr. Caron received his BS and MS degrees in chemical engineering from the Massachusetts Institute of Technology and has served on the Science and Technology Committee of the U.S. House of Representatives and managed the Commercial Gas Appliance Technology Center for the Gas Research Institute.

     On September 1, 1998, Philip R. McKee, a co-founder of the Company, stepped down from the board of directors and as the Company's Chief Technology Officer. He is currently employed by the Company as a key advisor to the new CEO and as a liaison with Maytag Corporation on strategic alliance projects.

     On November 9, 1998, Dr. Amit S. Mukherjee joined the Company as Chief Technical and Strategy Officer. Dr. Mukherjee will oversee the Company's strategy of combining its multiple cooking product embodiments with proprietary software that will bring the residential and commercial kitchen into the computer age. He will also co-lead the Company's efforts to transfer its technologies internationally through the formation of joint ventures and licensing agreements. Most recently, Dr. Mukherjee was a Director with Arthur
D. Little, Inc. His work focused on product development, manufacturing and business strategy, typically for clients in the quick service restaurant and food and beverage industries. Earlier, he was on the faculty of INSEAD, where he taught Strategic R&D Management, Quality

Management and World-Class Manufacturing in the MBA, Ph.D. and Executive Programs. Dr. Mukherjee earned his BS in Mechanical Engineering at the Birla Institute of Technology and Science in India, an MBA at the Darden School of the University of Virginia and a Doctorate in Business Administration at the Harvard Business School.

RESULTS OF OPERATIONS

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1997

     Revenues for the quarter ended September 30, 1998 were $1,991K, an increase of $1,270K, when compared to revenues of $721K for the quarter ended September 30, 1997. This increase is primarily attributable to revenues received pursuant to the Maytag alliance and revenues generated by an extended maintenance program for the Company's largest customer.

     Cost of sales for the quarter ended September 30, 1998 was $590K, a decrease of $60K when compared to $650K for cost of sales in the quarter ended September 30, 1997. This decrease is attributable to non-recurring charges during the quarter ended September 30, 1997, partially offset by a higher unit manufacturing cost in 1998.

     Gross profit on total net sales for the quarter ended September 30, 1998 increased $181K to $251K, when compared to gross profit on total net sales of $70K during the quarter ended September 30, 1997. Gross margin for the quarter ended September 30, 1998 was 30% of total net sales, compared to 10% of total net sales for the quarter ended September 30, 1997.

     Gross margin on net oven sales increased to 42% during the quarter ended September 30, 1998, compared to 31% for the quarter ended September 30, 1998 due to higher revenues per unit.

     Research and development expenses for the quarter ended September 30, 1998 increased $148K, to $503K, as compared to $355K for the quarter ended September 30, 1997. The increase is attributable to R&D activity relating primarily to Maytag alliance projects entailing technical staff additions and prototype development.

     Selling, general and administrative expenses for the quarter ended September 30, 1998 increased $171K, to $1,604K from comparable expenses of $1,433K for the quarter ended September 30, 1997. The increased expense is due to European business development expenses not incurred during the third quarter of 1997, the addition of executive management and other administrative expenses including office expansion and executive recruiting expenses.

     Interest income, net of interest expense for the quarter ended September 30, 1998, was $20K compared to $42K for the quarter ended September 30, 1997. The decrease in interest income is attributable to decreased cash levels.

     Dividend income, from the Company's Maytag common stock holdings, was $53K for the quarter ended September 30, 1998. There was no dividend income during the quarter ended September 30, 1997.

RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

     Revenues for the nine months ended September 30, 1998 were $5,344K, an increase of $2,885K, when compared to revenues of $2,459K for the nine months ended September 30, 1997. This increase is primarily attributable to $2,800K in revenues received pursuant to the Maytag alliance.

     Cost of sales for the nine months ended September 30, 1998 was $2,056K, an increase of $218K when compared to $1,838K for cost of sales in the nine months ended September 30, 1997. This increase is attributable to charges taken to establish reserves for anticipated losses on an extended maintenance program, offset by a decline in unit shipments.

     Gross profit on total net sales for the nine months ended September 30, 1998 decreased $132K to $488K, when compared to gross profit on total net sales of $620K during the nine months ended September 30, 1997. Gross margin for the nine months ended September 30, 1998 was 19% of total net sales, compared to 25% of total net sales for the nine months ended September 30, 1997. Gross profit and gross margin were adversely affected by the aforementioned extended maintenance charge. Excluding extended maintenance charges, gross profit and gross margin for the nine months ended September 30, 1998 was $649K and 29% respectively.

     Gross margin on net oven sales for the nine months ended September 30, 1998 was 34% as compared to 35% for the nine months ended September 30, 1997.

     Research and development expenses for the nine months ended September 30, 1998 increased $470K, to $1,347K, as compared to $877K for the nine months ended September 30, 1997. The increase is attributable to R&D activity relating primarily to Maytag alliance projects entailing staff additions and prototype and software development.

     Selling, general and administrative expenses for the nine months ended September 30, 1998 increased $729K, to $4,304K from comparable expenses of $3,575K for the nine months ended September 30, 1997. The increased expense is primarily due to European business development expenses not incurred during the first nine months of 1997, the addition of executive management and other administrative expenses including office expansion and executive recruiting expenses.

     Interest income, net of interest expense for the nine months ended September 30, 1998, was $86K compared to $228K for the nine months ended September 30, 1997. The decrease in interest income is attributable to decreased cash levels.

     Dividend income, from the Company's Maytag common stock holdings, was $147K for the nine months ended September 30, 1998. There was no dividend income for the nine months ended September 30, 1997.

     Results for the nine months ended September 30, 1998 include a $114K charge relating to the termination of the Company's European joint venture, TCE, which was terminated on July 31, 1998. The $114K charge establishes a reserve for the write-off of the net investment in TCE. For the nine months ended September 30, 1998, losses relating to TCE were $180K.

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

     Since October 1997, the Company's capital requirements have been met in part by Maytag. In accordance with the Maytag alliance, the Company has been paid an aggregate of $4.4 million ($250K per month from October 1997 through March 1998, $300K from April through July 1998 and $425K through November 1998) for technology transfer initiatives by the company. In March 1998, the initial project was extended for one year and Maytag increased the monthly payment from $250K to $300K per month for the term of the extension. In July 1998, a commercial sales agreement was announced and the monthly payment increased to $425K for six months. The Maytag alliance called for the mutual purchase of each company's stock with a value of approximately $10 million. Maytag purchased 564,668 shares of the Company's common stock, and the Company purchased 293,846 shares of Maytag common stock. According to the terms of the strategic alliance agreement, the Maytag stock owned by the Company is subject to a general restriction placed on selling, pledging, transferring or assigning such securities for a period of two years from the date of the agreement. However, in accordance with the agreement, the Company gained the right to sell, pledge, transfer or assign up to 50% of the shares on March 31, 1998. As of November 10, 1998, the Maytag stock owned by the Company had a market value of approximately $14.7 million.

     In July 1998, the Company executed a revolving credit agreement with its bank to support general corporate requirements, specifically, continued investment in technology development. This agreement, which expires July 1, 1999, is secured by 90,000 shares of Maytag common stock owned by the Company. The Company can borrow up to the lesser of $3,000,000 or 75% of the market value of the Maytag stock at market rates of interest. As of November 10, 1998, there are no outstanding borrowings under such revolving credit facility.

     At September 30, 1998, the Company had working capital of $8,992K as compared to working capital of $9,582K at December 31, 1997. The $590K working capital decrease from December 31, 1997 resulted primarily from the net operating loss of $2,295K, offset by the appreciation of the current portion (50%) of the investment in Maytag common stock.

     Cash used in operating activities was $2,122K for the nine months ended September 30, 1998 as compared to cash used in operating activities of $4,268K for the nine months ended September 30, 1997. The decrease is primarily the result of a $1,365K decrease in operating losses, a decrease in inventories of $385K, a decrease in prepaid expenses of $266K and an increase in accrued expenses and other liabilities of $223K and $223K respectively. These amounts are partially offset by an increase in accounts receivable of $391K.

     Cash provided by investing activities for the nine months ended September 30, 1998 was $919K as a result of net sales of marketable securities in the amount of $1,056K, offset by equipment purchases of $97K.

     Cash provided by financing activities was $178K for the nine months ended September 30, 1998, which represents the net proceeds from exercises of stock options and warrants, offset by the purchase of treasury stock.

     At September 30, 1998, the Company had cash and cash equivalents of $372K, compared to cash and cash equivalents of $1,397K at December 31, 1997.

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

FORWARD LOOKING STATEMENTS

     The Company is continuing to utilize the proceeds from the June 1996 Offering, in addition to payments received from the Maytag alliance projects, to strengthen its management team and intensify its product development activities. The company's goals are to continue its development of innovative and commercially viable products, to support the Maytag Alliance efforts and to establish additional strategic alliances and license agreements outside North America. The Company anticipates, based on its currently proposed plans and assumptions relating to its operations (including assumptions regarding the progress of its research and development efforts and the realization of projected cooking system deliveries) that its current cash and cash equivalent balances, anticipated revenues from operations, payments and stock received pursuant to the Maytag alliance, and the recently established revolving credit facility, will be sufficient to fund its operations and satisfy its contemplated capital requirements for at least the next 24 months. In the event that the Company's plans change, or its assumptions change or prove to be incorrect, or cash balances, anticipated revenues and amounts available under the revolving credit facility otherwise prove to be insufficient, the Company would be required to revise its plan of operations (which revision would include a significant reduction in operating costs) and/or seek additional financing prior to the end of such period. The Company has no other current arrangements with respect to, or sources of, additional financing. There can thus be no assurance that additional financing will be available to the Company, if and when needed, on commercially reasonable terms, or at all.

     The Company has used a substantial portion of the proceeds of the June 1996 Offering and payments received from Maytag in an effort to expand its current level of operations and grow the Company's business. However, the Company's future performance will be subject to a number of business factors, including those beyond the Company's control, such as economic downturns and evolving industry needs and preferences, as well as to the level of the Company's competition and the ability of the Company to successfully market its products and effectively monitor and control its costs. The Company believes that increases in revenues sufficient to offset its expenses and result in its profitability could be derived from its currently proposed plans within the next 15 months, if such plans are successfully completed. These plans include: (i) successfully develop and market new products through the Maytag alliance, (ii) further develop U.S. product sales through the Maytag commercial sales agreement, (iii) utilize the awareness created by the Whitbread relationship to extend the Company's marketing and sales efforts throughout the UK, (iv) introduce additional new products, and (v) establish additional strategic alliances and license agreements outside of North America. However, there can be no assurance that the Company will be able to successfully implement any of the foregoing plans, that either its revenues will increase or its rate of revenue growth will continue or that it will ever be able to achieve profitable operations.

     As of September 30, 1998, the amount of backlog orders believed to be firm was approximately $0.7 million, as compared to approximately $2.0 million as of December 31, 1997. This backlog includes the remaining minimum order quantity of cooking systems contemplated in the Kanematsu purchase agreement, which are contingent upon Japanese regulatory approval.

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

               None

     Item 5.  OTHER INFORMATION

               None

     Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)  EXHIBITS

                   Exhibit Number    Description
                   --------------    -----------

                   10.30 Employment Letter between Rick Caron and TurboChef Technologies, Inc. dated September 2, 1998


              (b)  REPORTS ON FORM 8-K

                   None

                                 SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             TURBOCHEF TECHNOLOGIES, INC.


                                             By:/s/ Dennis J. Jameson
                                                -------------------------
                                                Dennis J. Jameson
                                                Executive Vice President,
                                                Chief Financial Officer
                                                (Principal Financial Officer)


Dated November 13, 1998