Form 10-K
period 1998-12-31
TURBOCHEF TECHNOLOGIES INC
filed 1999-04-01
CIK 916545

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                           _________________________
                                   Form 10-K

         For Annual and Transition Reports pursuant to Sections 13 or
                 15(d) of the Securities Exchange Act of 1934

         (Mark One)
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended December 31, 1998
                                         OR
               [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from
                          ___________ to ____________

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

              Registrant's telephone number, including area code:
                                (214) 341-9471
     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

                                             Name of Each Exchange on
              Title of Each Class                Which Registered
              -------------------                ----------------
                  None                                   None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
                         Common Stock, $0.01 Par Value

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

     Aggregate Market Value of voting stock held by non-affiliates of the
                  Registrant at March 15, 1999:  $52,689,312

   Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

                                         Number of Shares Outstanding
        Title of Each Class                   at March 15, 1999
        -------------------                   -----------------
   Common Stock, $0.01 Par Value                  14,668,818

                           _________________________
                      DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the Registrant's definitive proxy materials for its 1999 annual meeting of stockholders are incorporated by reference in Part III hereof.

================================================================================

                         TURBOCHEF TECHNOLOGIES, INC.
                              TABLE OF CONTENTS

Form 10-K Item                                                             Page
--------------                                                             ----

Part I.

     Item 1.   Business....................................................   2

     Item 2.   Properties..................................................  14

     Item 3.   Legal Proceedings...........................................  14

     Item 4.   Submission of Matters to a Vote of Security Holders.........  14

Part II.

     Item 5.   Market for Registrant's Common Equity and Related
                 Stockholder Matters.......................................  15

     Item 6.   Selected Financial Data.....................................  16

     Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................  17

     Item 8.   Financial Statements and Supplementary Data.................  25

     Item 9.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.......................  25

Part III.

     Item 10.  Directors and Executive Officers of the Registrant..........  26

     Item 11.  Executive Compensation......................................  26

     Item 12.  Security Ownership of Certain Beneficial Owners
                 and Management............................................  26

     Item 13.  Certain Relationships and Related Transactions..............  26

Part IV.

     Item 14.  Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K...............................................  27

               Signatures..................................................  32

Item 1.    Business
           --------

General

   TurboChef Technologies, Inc. ("TurboChef Technologies" or "the Company") is a technology development firm that intends to be the leader in innovation for residential and commercial appliances. Currently, it is engaged in designing, developing and marketing proprietary cooking systems. These systems use microprocessors to precisely control the distribution of energy used to cook food over time and across space. Consequently, they achieve higher cooking speeds and/or quality levels than are achievable with conventional cooking technologies. In addition, the microprocessors give the cooking systems the ability to communicate with users and service personnel over computer networks.

   The Company's commercial products and technologies have been validated through utilization and extensive testing by both the Company and a variety of foodservice operators around the world. Now, the Company is preparing to bring its technology to residential customers in North America through its Strategic Alliance Agreement ("Maytag Alliance" or the "Alliance") with Maytag Corporation ("Maytag"). It is also exploring alliance relationships to introduce both the commercial and residential technologies throughout the world. The Company intends to build upon its core technology competency, to expand its technology portfolio by developing other innovative products and increase market penetration through joint venture, strategic alliance and/or licensing or other arrangements with companies already engaged in the mass marketing and/or manufacture of foodservice products.

   The Company's commercial cooking systems, marketed under the name
TurboChef, employ the Company's proprietary cooking technologies to quickly, efficiently and evenly transfer, disperse and control the heat used in the cooking process. The Company's proprietary computerized control platform monitors the cooking process and automatically adjusts cook settings during the cooking cycle for optimum performance. These technologies provide foodservice operators the flexibility to "cook-to-order" a variety of food items at speeds which the Company believes are significantly faster than those permitted by conventional commercial ovens, grills, microwave ovens, and other currently available high-speed ovens, without sacrificing quality. Among the various types of foods which can be cooked in a TurboChef cooking system are an 8-ounce salmon filet in approximately 55 seconds, a 16-inch deluxe par-baked pizza in approximately 75 seconds, a 1 1/4 lb. lobster in 110 seconds and three 10oz. T-bone steaks in 160 seconds. In addition, because of the TurboChef cooking system's moisture retention, browning and crisping capabilities, the Company believes that the characteristics of most food items cooked in a TurboChef cooking system (including their flavor, texture and appearance) are superior in quality to those achieved using other rapid cook ovens, or microwave ovens, and are equal to, or, in some cases, superior in quality to those achieved using conventional ovens and grills.

   The Company was incorporated on April 3, 1991, as a Kansas corporation and was reincorporated on August 17, 1993, as a Delaware corporation. The Company was privately held until April 7, 1994. The Company's principal corporate offices are located at 10500 Metric Drive, Suite 128, Dallas, Texas 75243 and its telephone number is
(214) 341-9471.

Rapid Cook Technology

   Traditional cooking systems employ a wide range of processes for transferring heat energy to food. These include: conduction (direct energy transfer from a hot surface, as in a grill); natural convection (energy transfer to and from naturally moving air, as in a typical home oven); forced convection (energy transfer to and from mechanically circulated air, as in a typical convection oven); air impingement (forced convection with rapidly moving air directed at the food); induction (heating by the generation of electromagnetic fields); microwave radiation (heating by the dissipation of microwave energy in food); and infra-red radiation (heating by light whose wavelength falls below that of the color red in the electromagnetic spectrum).

   Newer cooking systems incorporate two or more of these conventional sources of energy. For example, some allow cooks to use both microwaves and air impingement. The Company believes that these systems generally do not provide tangible advantages to both commercial and residential kitchens because they typically operate each energy source independently without facilitating their interaction.

   In direct contrast, in its simplest form, the Company's unique, patented system couples hot air with microwave energy. Just as the inter-twining of two strings to form a rope gives the rope greater strength than the two strings could provide on their own, so does the close coupling of the two energy sources enable faster cooking at higher quality levels than is possible by each energy source operating independently. The air is forced down from the top of the oven and suctioned out through a return path that creates a tight air wrap around food. The air wrap not only browns food more evenly, but also creates temperature and moisture gradients that enable precisely targeted microwaves to energize water molecules that cook the food. Microwave energy is introduced from a direction directly opposite that of the direction of the air flow, thus capturing the food between the two opposing energy gradients.

   Two technological elements make possible the "coupling" described above. First, precise mechanical design enables a spatial coupling. The flowing air enshrouds the food in a fashion that is not achievable in traditional convection or impingement ovens. The microwave energy is directed precisely at those locations within the cooking cavity where it can contribute maximum value. In contrast, in most conventional microwave ovens, the energy resonates throughout the entire chamber. Second, a proprietary microprocessor system couples the hot air and microwaves temporally. It allows the cook/chef to define the precise airflow, microwave and, in some cases, temperature conditions required during different phases of the cooking process.

   As a result, the TurboChef system cooks food extremely rapidly, enabling foods to retain their natural moisture and hence, their appearance, texture and flavor. Specific advantages over alternative cooking systems include:

 .  Speed  Single servings of most food items can be cooked in under 90 seconds.

 . Quality Foods retain much of their intrinsic moisture and as such, their tenderness. They can also be browned and/or crisped as desired.

 . Flexibility A filtration and proprietary catalyst system strips the air in the oven of food particles and aromatic by-products of the cooking process. Thus, foods with very different flavors can be sequentially cooked without flavor transfer. Indeed, in some circumstances, different foods with similar cooking characteristics can be cooked simultaneously. Moreover, no external ventilation is required for most applications.

 . Consistency Food cooks uniformly and evenly without the use of any special ingredient or formulation. Moreover, the microprocessor automatically adjusts cooking conditions to produce consistent quality even if the cooking process is unexpectedly interrupted.

Other Products and Applications

   The presence of the microprocessor as an intrinsic element of the oven also gives TurboChef cooking systems a powerful tool to communicate with its users. For example, cooking programs can be downloaded via computer modem into the cooking system and the cooking system routinely monitors its own performance and diagnoses possible problems. To facilitate this process, for its commercial customers, the Company has developed (and is continuing to enhance and refine) ChefComm(TM), a software that enables Executive Chefs of food service chains to program the cooking systems centrally. Thus, for most food service chains, the use of this system can provide a higher level of cooking quality than is currently possible. Planned enhancements to ChefComm will also improve oven reliability -- a critically important food service need.

History

   The Company was founded in April 1991, and until March 1994 was engaged primarily in research and development, limited production operations and test marketing of its cooking systems. In March 1994, the Company introduced its first commercial product, the Model D-1 cooking system. In April 1994, the Company completed an underwritten initial public offering, resulting in net proceeds of just over $5 million, and became publicly traded on the NASDAQ Small Cap Stock Market. The Company's common stock was approved for trading on the NASDAQ National Market effective March 1, 1999. The emphasis on research and development continued into its first major contract with Whitbread PLC ("Whitbread") in June 1995, when the Company introduced an enhanced product, the Model D-2 cooking system. The Company concentrated its efforts on the Whitbread rollout throughout 1996. Whitbread commenced a 30-store test program in the fall of 1998 in its Pub Partnership Division. As of December 31, 1998, 451 units have been sold to Whitbread.

   In June 1996, the Company completed a secondary public offering of Common Stock (the "June 1996 Offering") which yielded approximately $10.3 million for the Company. After the June 1996 Offering, the Company began development of a direct sales organization in the US. During the first quarter of 1997, the Company had substantially developed a US direct sales infrastructure and marketing program.

   In January 1997, the Company entered into a joint venture with The Queally Group, a large food manufacturer based in Ireland, and formed TurboChef Europe Limited. The objective of this alliance was to market the Company's cooking technologies together with value-added food products developed and produced by Queally. Sales efforts were conducted through the establishment of distribution agreements with regional foodservice equipment distributors throughout Western Europe. This joint venture was terminated by mutual agreement in June 1998. Since that date, the Company has concentrated its European sales and marketing efforts in the UK region under a new management team operating out of its UK office.

   In January 1997, the Company established a business development office in Kyoto, Japan to evaluate opportunities within the Asian market. In June 1998 the Company consummated a Purchase Agreement with Japan's Kanematsu Corporation, a $30 billion multi-national trading company. Pursuant to this agreement, Kanematsu agreed to purchase a minimum quantity of cooking systems to be primarily used for market development and seeding. The cooking systems are marketed through the cooperative efforts of a major Japanese foodservice equipment distributor (FMI) and a high profile food consultant (Feast International).

   In September 1997 the Company entered into a strategic alliance with Maytag Corporation to jointly develop residential foodservice products utilizing the Company's technologies. The Alliance entailed a mutual exchange of each company's common stock valued at approximately $10 million and Maytag's payment to TurboChef Technologies for certain research and development activities related to targeted product initiatives. The Strategic Alliance umbrella agreement is open-ended and provides for the opportunity of establishing specific project agreements. In October 1997 the Company entered its first project agreement with Maytag to explore the potential for adapting the Company's rapid cook technologies for residential use. The Company received funding from Maytag for its efforts during this six-month project. In March 1998, a second residential project was initiated pursuant to which the Company was to develop specific residential cooking prototypes for Maytag. The Company received research and development fees for this project, which was completed in March 1999. In July 1998, the Maytag Alliance was expanded to include an agreement, which calls for Maytag to lead the Company's commercial sales and marketing initiatives in North America. In addition, Maytag agreed to pay certain technology transfer fees for research and development activities related to targeted commercial initiatives. As the Company has previously reported, the current phase of targeted research and development and the associated per month payments ended in January and March 1999, respectively. Accordingly, future revenues from the Maytag Alliance will depend upon the establishment of additional fee based research and development projects with Maytag and royalties from the successful commercialization and sales of the products that embody the Company's technologies.

Opportunities and Strategy

   The Company believes that its long-term success is dependent upon the successful commercialization of its cooking technologies in commercial and residential products and upon leveraging its core competencies of developing new innovative technologies. While pursuit of opportunities in the commercial cooking markets will continue as a priority, the Company is also devoting meaningful resources to take advantage of the shift in American family trends in recent years. Traditionally, the husband was the primary breadwinner and would arrive home in time for dinner, while the wife generally did not work outside the home and would prepare dinner for the family each evening. The shift to two-income families, coupled with longer working hours, children's activities and increased commute times have threatened to render the traditional family dinner obsolete. While many families have worked hard to maintain the traditional family dinner, the length of time required for the meal preparation process has made this difficult. Families have shifted to eating at fast-food restaurants, buying pre-packaged frozen foods that can be prepared quickly in a microwave oven, or eating so-called "junk-food", often sacrificing food quality and nutrition, as well as the interaction between family members once prevalent at the evening meal.

   TurboChef Technologies believes that its rapid cook technology provides a potential solution to this dilemma along with an overall improvement in family lifestyle. As Maytag's recently introduced "white paper," The Future of Cooking, points out, the Company's residential oven will reduce cooking times to as little as one-fifth of traditional cook times. For example, a three-pound whole chicken can be cooked to perfection in 21 minutes, a task that typically takes up 1 hour and 15 minutes. When available to consumers, the oven will be the first appliance that delivers the possibility of a stress-free approach to building family ties over a home-cooked meal. In addition, it can enable the preparation of quality meals at the spur of the moment. Whether people decide to prepare home-cooked meals on a nightly basis or simply cook frozen casseroles, they are likely to experience more time to enjoy dinner. Just as importantly, the oven will bake, roast, broil, brown and crisp while at least maintaining nutrition, taste, texture and appearance that is at least comparable to that of food cooked in conventional ovens.

   The Maytag Alliance allows the Company to refocus on its core competencies of developing new technologies and innovative products, while gaining access to Maytag's substantial expertise and capabilities in commercializing, manufacturing, marketing and distributing residential and commercial appliances. In addition, Maytag has agreed to make certain payments to fund research and development efforts for mutually agreed upon project initiatives. This Alliance places a significant amount of dependence upon Maytag's overall infrastructure capabilities and financial support. However, the Company believes that having a partner with Maytag's qualities, one that is pursuing innovation as an important element of its long-term growth strategy, better positions TurboChef Technologies to continue developing innovative products, expand on its core technologies and be successfully marketed and commercialized to consumers worldwide. The Company is also exploring the development of other strategic alliance, joint venture and/or licensing arrangements outside of North America.

A strategic synopsis by region is as follows:

   North America. Since inception, the Company has maintained a direct sales and marketing organization focused on the commercial foodservice industry in North America. However, the revolutionary nature of the Company's technologies, coupled with large restaurant chain operators' historical resistance to change and the Company's lack of brand strength has limited commercial sales. To address this issue, the Company has entered into an agreement with Maytag to cooperate in the sales and marketing of the Company's commercial cooking systems in North America. The Alliance, in cooperation with G.S. Blodgett Corporation, Maytag's commercial foodservice equipment subsidiary, has developed a comprehensive consultative selling program, which more effectively identifies and quantifies the benefits of implementing the TurboChef cooking system. This program offers the foodservice operator total system solutions, including customized hardware applications, full equipment line-up, quality and productivity enhancing software and professional services that include kitchen design, concept development and new formulation.

     The Company is also nearing completion of the product development phase of the Alliance's first residential project. The Alliance is now focusing on the commercialization and launch of the first residential cooking product incorporating the Company's technologies under Maytag's heritage-cooking brand, Jenn-Air. The Company believes that Maytag's commitment to innovation coupled with their brand leadership and capabilities in marketing, manufacturing and distribution in residential and commercial cooking are ideal complements to the Company's technology and development assets.

     Europe. Previously, a joint venture with the Queally Group had been established, with the objective to market the Company's cooking technologies through European food equipment distributors together with value-added food products developed and produced by Queally. The strategy did not prove to be effective and the joint venture was terminated by mutual agreement in June 1998. Direct marketing efforts utilizing the consultative selling program have been established under a new Managing Director in the UK. In total, 87 units were sold throughout Europe during 1998.

     Japan. In January 1997, the Company established a business development office in Japan to evaluate opportunities in the Japanese market. In June 1998, the Company entered into a Purchase Agreement with Kanematsu, a $30 billion trading company. To facilitate cooking system sales, relationships were established with FMI (Food Machines International), a foodservice distribution company, and Feast International, a Japanese foodservice consulting firm. Efforts to "seed" the Japanese market will continue along with ongoing assessments of the commercial and residential business opportunities. In October 1998, the Japanese government's Ministry of International Trade (MITI) approved the TurboChef model D-2 cooking system and sales were initiated. In total, 32 units were sold in Japan during 1998.

     TurboChef Technologies believes that the combination of the Strategic Alliance with Maytag for sales and marketing in North America, its own international selling activities and success in developing other alliances, joint venture and/or licensing arrangements outside of North America, will enable the broad commercialization of the Company's technologies in both commercial and residential markets.

Production and Supply

  Throughout 1998, the Company relied on one contract manufacturer, Techniform Waterford Ltd., based in Waterford, Ireland, to build its commercial cooking systems. However, the Company is currently in the process of arranging for the transition of the manufacturing of its commercial cooking systems to G.S. Blodgett Corporation, a Maytag subsidiary specializing in the manufacturing and sale of commercial foodservice equipment. This transition is expected to deliver enhanced product quality and cost advantages. It is anticipated that Blodgett will be able to provide the necessary production requirements to fulfill demand.

     In anticipation of the transition, the Company had a supply of cooking systems built to fulfill sales demand during this period.

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

     The Company's manufacturing cycle, which is the period from the execution of a purchase order until actual shipment of the product to the customer, generally ranges from two to six weeks for small volume cooking system sales and up to one or two months longer for initial shipments to commence under large multi-cooking system purchase contracts. Pursuant to the Company's warranty policy, the Company will accept the return of a cooking system if the cooking system does not perform according to product specifications. For certain potentially large customers, who wish to test and evaluate a cooking system prior to purchase, the Company occasionally offers one or more units at a reduced price for such evaluation.

Research and Development

     During the years ended December 31, 1998, 1997 and 1996, the Company incurred costs related to research and development activities in the amounts of $2,311,000, $1,220,000, and $681,000, respectively. It is the intention of the Company to continue to invest in the continued development of its core technologies and related applications to the extent needed to establish them as a major world-wide cooking platform. In particular, in the area of cooking, the Company plans to continue improving the performance of its commercial system and embody the core technology in a broader range of cooking appliances. The Company also plans to complete the development of its first residential cooking system and to work closely with Maytag to develop other residential embodiments of its cooking technologies. Finally, the Company plans to develop and enhance a range of software products for residential and commercial kitchens to enable users to extract more value from their cooking systems.

Competition

     The commercial cooking and warming segment of the foodservice equipment market is characterized by intense competition. The Company competes with numerous well-established manufacturers and suppliers of conventional commercial ovens, grills and fryers (including those that cook through the use of conduction, convection, induction, air impingement, infrared and/or microwave heating methods). In addition, the Company is aware of others who are developing, and in some cases have introduced, new ovens based on high-speed heating methods and technologies. Although the Company is not aware of any competitive products, either being marketed or under development, which it believes are functionally equivalent to the TurboChef cooking system (i.e., that can produce the variety of food items, cooked to the same high quality standards, at the same speeds), there can be no assurance that other companies with greater financial resources would not attempt to develop competitive products or that functionally equivalent products will not become available in the near future. Most of the Company's competitors possess substantially greater financial, marketing, personnel and other resources than TurboChef Technologies and have established reputations relating to the development, manufacture, marketing and service of cooking equipment. Among the Company's major competitors in the cooking and warming segment of the foodservice equipment market are: The Middleby Corporation and certain of its subsidiaries; the commercial foodservice equipment division of Welbilt Corporation, including, Lincoln Foodservice Products, Inc.; Quadlux, Inc.; Vulcan-Hart Corporation, a subsidiary of Premark International, Inc.; Groen, Inc., a subsidiary of Dover Corporation; and Amana.

   The competitive activity has also increased in the emerging residential rapid cook sector, and there can be no assurance that other companies with greater financial resources and expertise would not attempt to develop or are currently developing functionally competitive products that may become available in the near future. The major competitors at this juncture include General Electric, Thermador, Enersyst, Amana and Quadlux.

Regulation and Accreditation

     The Company is subject to regulations administered by various federal, state, local and international authorities, such as the United States Food and Drug Administration, the Federal Communication Commission, the European Community Council and the Japanese Government's Ministry of International Trade
(MITI) (including those limiting radiated emissions from the Company's cooking system products), which impose significant compliance burdens on the Company. Failure to comply with these regulatory requirements may subject the Company to civil and criminal sanctions and penalties. While the Company believes that its products are in compliance in all material respects with all laws and regulations applicable to the Company and such products, there can be no assurance of such compliance. The Company tests, from time to time, the cooking systems in order to confirm continued compliance with applicable regulatory requirements. Management believes that compliance with these laws and regulations will not require substantial capital expenditures or have a material adverse effect on the Company's future operations.

     New legislation and regulations, as well as revisions to existing laws and regulations (at the federal, state and local levels, in the United States and/or in foreign markets) affecting the foodservice equipment and residential appliance industries may be proposed in the future. Such proposals could affect the Company's operations, result in material capital expenditures, affect the marketability of the Company's existing products and technologies and/or could limit or create opportunities for the Company with respect to modifications of its existing products or with respect to its new or proposed products or technologies. In addition, an expanded level of operations of the Company in the future could require the Company to modify or alter its methods of operation at costs which could be substantial and could subject the Company to increased regulation, and expansion of the Company's operations into additional foreign markets may require the Company to comply with additional regulatory requirements.

     The Company has received certification from Underwriter's Laboratories, Inc. ("UL(R)") as to compliance of the Company's Model D-2 and D-2 Max TurboChef cooking system with applicable UL(R) requirements relating to product safety accreditation standards and with the applicable requirements of the National Sanitation Federation ("NSF") relating to cleanability and sanitation accreditation standards. UL(R) and NSF are agencies which have established certain standards for a variety of categorized products and can be engaged to inspect a manufacturer's products for compliance with the applicable standards. Certification by each agency authorizes the marking of any such product with the agency's labels, which indicates that the product is approved by the agency for such use. Such certifications, which require periodic renewal, only represent compliance with established standards and are not legally required. However, failure by the Company to comply with these accreditation standards in the future could have a material adverse effect on the Company's marketing efforts. In addition, the Company has met the requirements necessary to apply the "CE" mark (which indicates compliance with the European Community Council directive relating to electromagnetic compatibility and low voltage) to its Model D-2 and D-2 Max TurboChef cooking systems. As an equipment manufacturer, the Company is allowed to "self-certify" compliance with this directive and have a third party attest to the results. The Company is required by law to meet this European Community Council directive in order to apply the "CE" mark and thereby sell its cooking systems in the European Union. The TurboChef model D-2 cooking system has also been approved by the Japanese Government's MITI, thereby permitting sale in Japan.

Warranty and Service

     The Company offers to purchasers a one-year limited warranty covering the TurboChef cooking system's workmanship and materials, during which period the Company or its authorized service representative will make repairs and replace parts which become defective due to normal use. Although the cost of servicing TurboChef cooking systems under this one-year warranty has been in line with expectations to date, there can be no assurance that future expenses incurred on the one year warranty will not have an adverse effect on the Company.

     The Company did allow the purchase of an extended warranty program for a particular customer during 1998 and 1997, which covered units that were older than one year. The Company recorded revenues of $417,000 in 1998 and $253,000 in 1997 for this extended warranty agreement. The costs associated with this extended warranty agreement in excess of revenues was $462,000 and $146,000 for the years ended December 31, 1998 and 1997, respectively. The results of research associated with the extended warranty program coupled with research findings from the Company's accelerated life cycle testing facility have lead to design improvements that should improve both the durability and reliability of the Company's products and will be incorporated into future products.

     In those areas where TurboChef cooking systems are located, the Company has established relationships with independent factory authorized service representatives who provide installation and repair services and carry a parts inventory. In addition, the Company intends to establish a national and global parts and service network of independent factory authorized service representatives, capable of supporting a significant increase in TurboChef cooking system installations. Currently, the Company is establishing a national service arrangement through G.S. Blodgett.

Insurance

     The Company is engaged in a business which could expose it to possible liability claims from others, including from foodservice operators and their staffs, as well as from consumers, for personal injury or property damage due to design or manufacturing defects or otherwise. The Company maintains a general liability insurance policy, which the Company believes is adequate coverage for the type of products currently marketed. In addition, the Company believes that its third party manufacturer currently maintains similar levels of liability insurance.

Patents and Proprietary Rights

     The Company holds three United States patents which cover certain fundamental aspects of the Company's high-speed cooking technologies and the Company has pending patent applications or patents corresponding to one or more of these United States patents filed in at least seven countries (including the various countries of the European Patent Convention). These United States patents expire in 2011-2013. The Company further holds one pending United States patent application on a catalytic converter for use in such high-speed cooking technologies. The Company also holds one United States patent relating to the Company's "par-baked" pizza dough setting technology, which patent expires in 2014. The patent laws of other countries may differ from those of the United States as to the patentability of the Company's technologies and products and the degree of protection afforded. The Company believes that its patents and patent applications provide it with a competitive advantage. Accordingly, in the event the Company's products and technologies gain market acceptance, patent protection would be important to the Company's business. There can be no assurance as to the breadth or degree of protection which existing or future patents, if any, may afford the Company, or that any patent applications will result in issued patents, or that the Company's patent rights will be upheld if challenged, or that competitors will not develop similar or superior methods or products outside the protection of any patents issued to the Company.

     The Company believes that product and brand name recognition is an important competitive factor in the foodservice equipment industry. Accordingly, the Company promotes the TurboChef(R) name in connection with its marketing activities. The Company holds a United States trademark for the TurboChef(R) name. The Company also holds various other trademarks and has pending applications on others.

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

Employees

     As of March 15, 1999, the Company employed 51 persons, all of whom are full-time employees, including four executive officers and four senior managers. Of its employees, nineteen are engaged in technological development, thirteen in sales, marketing, and customer service development, and eleven are engaged in administration. None of the Company's employees are represented by labor unions. The Company considers its relations with its employees to be good.

Executive Officers of the Company

The executive officers of the Company as of March 15, 1999, are as follows:


            Name                   Age          Position(s)
            ----                   ---          -----------

Marion H. Antonini...............   68  Chairman of the Board of Directors

Richard N. Caron.................   42  President and Chief Executive Officer

Amit S. Mukherjee................   40  Chief Technology and Strategy Officer

Dennis J. Jameson................   45  Executive Vice President, Chief
                                        Financial Officer, Secretary and
                                        Treasurer

     Marion H. Antonini has served as Chairman of the Board of Directors since March 1998. Mr. Antonini was Chairman, President and CEO of Welbilt Corp., a $600 million commercial appliance manufacturer, from 1990 to 1997. From 1986 to 1990, he served as chairman and managing director of KD Equities, a merchant banking firm in New York. He was with Xerox Corp. from 1975 to 1986, where he served as group vice president, worldwide operations from 1982 to 1986.

     Richard N. Caron was elected President and Chief Executive Officer and appointed to the TurboChef Technologies Board in September 1998. Mr. Caron was employed by Arthur D. Little, Inc., an international technology and innovation consulting firm, from 1979 to 1998, holding the title of Director from 1991 and Practice Leader for Consumer Goods in North America from 1997 until he joined the Company.

     Amit S. Mukherjee was elected Chief Technology and Strategy Officer in October 1998. Mr. Mukherjee was employed by Arthur D. Little, Inc., an international technology and innovation consulting firm, from 1994 to 1998, holding the title of Director from 1997 to 1998. From 1992 to 1994 he was a member of the INSEAD faculty in Fontainebleau, France where he taught Strategic R&D Management, Quality Management and World-Class Manufacturing in the MBA, Ph.D. and Executive Programs.

     Dennis J. Jameson was elected Executive Vice President and Chief Financial Officer of the Company in December 1995, Treasurer in 1996 and Secretary in 1997. From 1988 to 1995 he served as a director, Senior Vice President Finance and Administration, and Chief Financial Officer of Black-eyed Pea Restaurants, Inc. in Dallas, Texas, which operated casual dining and quick service Mexican restaurants located primarily in the Southwest and Southeast.

Item 2    Properties

     The Company owns no real estate. The Company leases approximately 13,600 square feet of space at 10500 Metric Drive, Dallas, Texas, which it uses for executive offices, technology development, sales and marketing, limited assembly and other purposes, under a lease agreement which expires on May 31, 2000. The Company also leases approximately 3,000 square feet of space at 5151 Beltline Road, Dallas, Texas, which is currently sub-leased to another firm. This lease will expire on April 15, 2000.

     The Company leases approximately 5,500 square feet of general office space at 745 5th Avenue, New York, New York, pursuant to a lease that is scheduled to expire on December 20, 2000.

     The Company leases approximately 1,000 square feet of general office space in the Cranfield Innovation Centre, in Cranfield, U.K. In addition, the Company occupies approximately 1,000 square feet of office space, which is used as a training facility, in Bedfordshire, U.K., pursuant to a lease that is scheduled to expire on February 28, 2001.

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

     None.

                                 Part II

Item 5     Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's common stock has been traded on the NASDAQ Small Cap Market under the symbol "TRBO" since the Company's initial public offering in April 1994. On March 1, 1999, the Company's stock began trading on the NASDAQ National Market. The following table sets forth the high and low bid quotations for the common stock for the periods indicated as reported by NASDAQ Small Cap Market. The NASDAQ Small Cap Market per share quotations represent inter-dealer prices without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                     Per Share Price
                                     ---------------
      Period                       High             Low
      ------                       ----             ---

Fiscal Year 1998
----------------

     First Quarter                 $10              $7 7/16
     Second Quarter                $13 1/8          $7 3/8
     Third Quarter                 $9               $4
     Fourth Quarter                $9 7/8           $5 7/8

Fiscal Year 1997
----------------

     First Quarter                 $19 1/8          $11 7/8
     Second Quarter                $16 3/4          $12 5/8
     Third Quarter                 $16 3/4          $10 1/8
     Fourth Quarter                $15 3/4          $7

As of March 15, 1999, there were approximately 110 shareholders of record of the Company's common stock.

Dividends

     The Company has not paid cash dividends on the common stock since its organization and does not expect to pay any cash dividends on the common stock in the foreseeable future. The Company instead intends to continue a policy of retaining earnings for the Company's operations and planned expansion of its business. The payment of any future cash dividends would be at the discretion of the Company's Board of Directors and would depend on future earnings, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors.

Item 6    Selected Financial Data

     The following selected financial data for each of the fiscal years ended December 31, 1998, 1997 and 1996 have been derived from the Company's audited financial statements, and should be read in conjunction with those statements, which are included in this Form 10-K. The following selected financial data for each of the fiscal years ended December 31, 1995 and 1994 have been derived from the Company's audited financial statements, and should be read in conjunction
with those statements, which are not included in this Form 10-K.   The selected
financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto which are included elsewhere in this Form 10-K.

                                                               Year Ended December 31,
                                                        (Amounts in Thousands, Except Share Data)
                               -----------------------------------------------------------------------------------------
                                     1998               1997               1996              1995              1994
                               --------------     --------------     --------------    --------------    ---------------
Statement of Operations
-----------------------
Data:
-----
Revenues                       $       7,137      $       4,222      $       2,802     $       1,228     $          250
Operating Loss                 $      (4,152)     $      (4,822)     $      (3,197)    $      (1,698)    $       (2,914)
Net Loss                       $      (3,954)     $      (4,662)     $      (2,941)    $      (1,585)    $       (3,182)
Per Share Data (1)
Net Loss per Share  basic      $        (.27)     $        (.33)     $        (.22)    $        (.13)    $         (.29)
 and diluted

Weighted Average Number
 of Shares Outstanding            14,611,724         14,032,796         13,339,431        12,451,786         11,120,282


Balance Sheet Data:
-------------------
Working Capital                $      18,566      $       9,527    $         8,523   $         1,083   $          1,029

Total Assets                   $      20,800      $      16,440    $         9,743   $         2,218   $          1,966

Total Liabilities              $       1,607      $         811    $           810   $           770   $          1,736

Accumulated Deficit            $     (21,231)     $     (17,277)   $       (12,615)  $        (9,673)  $         (8,088)

Total Stockholders' Equity     $      19,193      $      15,629    $        (8,933)  $         1,448   $            230

(1) On December 12, 1995, the Company's Board of Directors approved a two for one stock split effective in the form of a stock dividend paid on January 11, 1996 to stockholders of record on December 29, 1995. Share data is based upon the weighted average common shares and share equivalents outstanding for each period, adjusted to reflect the split.

Item 7 Management Discussion and Analysis of Financial Condition and Results of Operations

General


     From its inception in April 1991 until March 1994, the Company was engaged primarily in research and development, limited production operations and test marketing of its cooking systems. In March 1994, the Company introduced its first commercial product, the Model D-1 cooking system. In June 1995, the Company entered into its first major contract with Whitbread PLC ("Whitbread") and introduced an enhanced product, the Model D-2 cooking system. The Company concentrated its efforts on the Whitbread rollout throughout 1996. Upon the completion of the secondary public offering of Common Stock in June 1996 (the "June 1996 Offering"), the Company began development of a direct sales organization. By the end of the first quarter of 1997, the Company had substantially developed a U.S. direct sales and European sales infrastructure and marketing programs. However, the revolutionary nature of the Company's technologies, coupled with large restaurant chain operators' historical resistance to change and the Company's lack of brand strength has limited commercial sales.

     The Company believes its long-term success is dependent on its core competencies of developing new technologies and products for the foodservice and residential appliance industries. Consequently, the Company has sought to establish alliances with major firms with strengths in manufacturing, sales, marketing and distribution. An alliance of this nature was successfully established in September 1997, when the Company announced a Strategic Alliance with Maytag Corporation to jointly develop new products incorporating the Company's technologies. The Alliance entailed a mutual exchange of each Company's common stock valued at approximately $10 million and Maytag's payment to TurboChef Technologies for certain research and development activities related to targeted product initiatives. The Company also announced in July 1998 that the Maytag Alliance had been expanded to establish a cooperative effort to market and sell commercial cooking products in North America. During the first quarter of 1999, TurboChef Technologies and G.S. Blodgett Corporation, a wholly owned subsidiary of Maytag engaged in the manufacturing and sales of commercial foodservice equipment, began arranging for the transition of the manufacturing of the Company's commercial unit to Blodgett's facilities. The Maytag Alliance will enable the Company to focus on its core competency of technology development while utilizing the strengths of well-established leaders within the commercial and residential appliance industries to manufacture, market, and distribute the Company's products in North America.

     The Company has invested heavily in research, prototype development and sales and marketing personnel. As a result of these investments, and the heretofore limited revenues generated through sales of cooking systems, the Company has incurred substantial operating losses in each year of its operations (including net losses of $4.0 million, $4.7 million and $2.9 million for the years ended December 31, 1998, 1997 and 1996, respectively) resulting in an accumulated deficit of $21.2 million as of December 31, 1998.

     The Company will continue to pursue business growth through implementation of the following strategies: (i) joint development and commercialization of residential and commercial products in North America through the Maytag Alliance, (ii) pursuit of strategic alliances and license agreements outside North America, (iii) continued marketing to European and Japanese restaurants, hotels, convenience stores and other foodservice operators, (iv) continued development of new hardware, software and food solutions for residential and commercial applications utilizing the Company's patented technology and (v) the development of new technologies. The Company's future profitability will depend upon, among other things, the successful implementation of these initiatives.

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

Results of Operations for the Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

     Revenues for the year ended December 31, 1998 are $7,137,000, an increase of $2,915,000 when compared to revenues of $4,222,000 for the year ended December 31, 1997. The increase is primarily due to payments to the Company for research and development activities under the Maytag Alliance and an increase in the average selling price of its cooking system, offset partially by a decrease in commercial cooking system unit sales.

     Cost of sales for the year ended December 31, 1998 are $2,677,000, a decrease of $166,000 when compared to $2,843,000 for cost of sales in the prior year. This decrease is attributable to the reduction in cooking system unit sales, partially offset by an increase in costs associated with an extended warranty program provided to one of the Company's major customers.

     Gross profit on product sales for the year ended December 31, 1998 decreased to $385,000, when compared to gross profit on sales of $619,000 during the prior year. Gross margin for the year ended December 31, 1998 was 13% of sales, compared 18% of sales for the year ended December 31, 1997. The reduction in gross profit was principally due to a decrease in oven sales, higher average unit manufacturing costs and the higher costs of providing the extended warranty program.

     Research and development expenses for the year ended December 31, 1998 increased to $2,311,000. This represents an increase of $1,091,000 from $1,220,000 for the year ended December 31, 1997. The increase is due to significant additions of engineering and technical personnel to support the Company's product development requirements associated with the Maytag Alliance. Furthermore, the Company established an accelerated life cycle testing facility for the durability and reliability testing of the Company's products.

     Selling, general and administrative expenses for the year ended December 31, 1998 increased $1,320,000, to $6,301,000 from comparable expenses of $4,981,000 for 1997. The increase over 1997 is due to the addition of executive officers and other administrative support personnel along with the transfer of the European sales and marketing organization to TurboChef Technologies from its former joint venture, TurboChef Europe.

     Other income was $198,000 for the year ended December 31, 1998 compared to $160,000 for the year ended December 31, 1997. The increase is primarily due to dividends received as a result of ownership of the Maytag stock for an entire year compared to only the fourth quarter of 1997. Offsetting this increase was a decrease in interest income due to reduced amounts of cash invested in securities.

Results of Operations for the Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996

     Revenues for the year ended December 31, 1997 are $4,222,000, an increase of $1,420,000, when compared to revenues of $2,802,000 for the year ended December 31, 1996. This increase is primarily attributable to payments to the Company for research and development activities under the Maytag Alliance, greater cooking system unit sales, higher average selling prices and revenues generated by an extended warranty program established for one of the Company's major customers.

     Cost of sales for the year ended December 31, 1997 are $2,843,000, an increase of $536,000 when compared to $2,307,000 for cost of sales in the prior year. This increase is attributable to greater cooking system unit sales, additional costs generated by the extended warranty program, and charges taken during the third and fourth quarters for inventory obsolescence due to design enhancements to the commercial cooking systems, an increase in the reserve for future warranty expenses and disposal of the remaining Model D-1 cooking system inventory.

     Gross profit on sales for the year ended December 31, 1997 increased $137,000 to $619,000, when compared to gross profit on sales of $482,000 during the prior year. Gross margin for the year ended December 31, 1997 was 18% of sales, compared to 17% of sales for the year ended December 31, 1996. Excluding the effect of inventory and warranty charges in 1997 and 1996, gross margin was 27% for 1997, compared to 20% in 1996, reflecting higher average selling prices and reduced manufacturing costs for the Model D-2 cooking system in 1997.

     Research and development expenses for the year ended December 31, 1997 increased $539,000, to $1,220,000 from $681,000 for the year ended December 31, 1996. The increase was due to the Company's ongoing efforts to expand and enhance its technologies and product offerings through several key initiatives. Included in these initiatives was construction of a prototype self-serve cooking system for convenience store and vending applications, a reduced size commercial cooking system, enhancements to the Model D-2 cooking system, and continued development and enhancement of a residential oven prototype.

     Selling, general and administrative expenses for the year ended December 31, 1997 increased $1,970,000, to $4,981,000 from comparable expenses of $3,011,000 for 1996. Consistent with the business plan outlined by the Company in connection with the June 1996

Offering, the increased expense was primarily due to the Company's efforts in 1997 in developing a U.S. sales infrastructure. This initiative incorporated several senior level staff additions as well as the establishment of a customer service team and increased travel and trade show participation. Also contributing to the increase in selling, general and administrative expenses are costs associated with international business development in the UK and Japan not incurred in 1996.

     Interest income net of interest expense for the year ended December 31, 1997 was income of $269,000 compared to $256,000 for the year ended December 31, 1996.

Liquidity and Capital Resources

     The Company's capital requirements in connection with its product and technology development and marketing efforts have been and will continue to be significant. In addition, capital is required to operate and expand the Company's operations. Since its inception, the Company has been substantially dependent on loans and capital contributions from its principal stockholders, private placements of its securities, the proceeds from the initial public offering of common stock in April 1994 (the "April 1994 IPO") and the June 1996 Secondary Offering to fund its activities.

Since October 1997, the Company's capital requirements have been met in part by Maytag. In accordance with the Maytag Alliance, the Company has been paid an aggregate of $5.9 million ($250,000 per month from October 1997 through March 1998, $300,000 from April through July 1998, $425,000 from August through January 1999 and $300,000 through March 1999) for technology transfer initiatives by the Company. In March 1998, the initial project was extended for one year and Maytag increased the monthly payment from $250,000 to $300,000 per month for the term of the extension. In July 1998, a commercial sales agreement was announced and the monthly payment increased to $425,000 for six months. The increase to $425,000 ended in January 1999. The remaining monthly payments of $300,000 ended in March 1999. The Maytag Alliance, however, is ongoing, and provides for the opportunity to establish additional residential and commercial product development projects in the future. Accordingly, future revenues from the Maytag Alliance will depend upon the establishment of additional fee based research and development projects with Maytag and royalties from the successful commercialization and sales of the products that embody the Company's technologies. However, if additional projects are not initiated with Maytag there is no assurance that the Company would be able to find alternate sources of funding on acceptable terms for further research and development of current and future products. This could have a significant adverse impact on the Company's current and future operations. However, management is confident that through sales of its commercial cooking system and its current credit facilities, it will have adequate funding for further research and development throughout 1999.

     The Maytag Alliance called for the mutual exchange of each company's stock with a value of approximately $10.0 million. Maytag purchased 564,668 shares of the Company's common stock, and the Company purchased 293,846 shares of Maytag common stock. According to the terms of the Strategic Alliance Agreement, the Maytag stock owned by the

Company is subject to a general restriction placed on selling, pledging, transferring or assigning such securities for a period of two years from the date of the agreement. However, in accordance with the Agreement, the Company gained the right to sell, pledge, transfer or assign up to 50% of the shares on March 31, 1998 and will gain the right to sell, pledge, transfer or assign the remaining 50% on September 30, 1999. As of March 15, 1999, the Maytag stock owned by the Company had a market value of approximately $16.0 million.

     In July 1998, the Company executed a revolving credit agreement with its bank to support general corporate requirements, specifically, continued investment in technology development. This credit agreement originally set to expire on July 1, 1999 was terminated by the Company in January 1999 and replaced by a new facility. This agreement, which was never utilized, was secured by 90,000 shares of Maytag common stock owned by the Company. The Company could have borrowed up to the lesser of $3.0 million or 75% of the market value of the Maytag stock at market rates of interest.

     In January 1999, the Company terminated the revolving credit agreement with its bank and entered into an agreement with Banque AIG, London Branch (an affiliate of American International Group, Inc. ("AIG")). The AIG facility provides for the Company to pledge its Maytag shares in the form of a "Variable Stock Transaction" and to receive cash advances against the value of the Maytag shares. All advances mature within three years and bear interest at LIBOR plus 0.75%. At the end of the three-year term, the Company may satisfy any outstanding obligation by surrendering Maytag shares equal to the fair value of the obligation or with cash. The transaction allows the Company to benefit from the appreciation over $63.25 per share in the Maytag share price over the three-year period and provides down-side protection to the Company in the form of a "put option" for the 293,846 shares of Maytag stock. The put option establishes a minimum realizable value for the Maytag shares of approximately $57 per share.

     In January 1999, the Company had pledged 140,000 shares of the Maytag stock and received advances totaling $3.0 million and has approximately $3.2 million in advances available. Once the remaining 146,923 Maytag shares are available to pledge, the Company will have available approximately $7.2 million in additional advances.

     In February 1999, the Company entered into an agreement with its bank to support general corporate requirements. The credit agreement is set to expire in February 2000. The agreement is secured by 6,923 shares of Maytag common stock owned by the Company. The Company can borrow up to the lesser of $315,000 or 75% of the market value of the Maytag stock at market rates of interest.

     At December 31, 1998, the Company had working capital of $18,566,000 as compared to working capital of $9,527,000 at December 31, 1997. The $9,039,000 working capital increase from December 31, 1997 resulted primarily from the Company's reclassification of the Company's investment in Maytag common stock to a current asset, in accordance with the Maytag Alliance and the associated appreciation of that investment.

     For the year ended December 31, 1998, accounts receivable turnover was 3.7 compared to 7.3 during the year ended December 31, 1997. The decrease in accounts receivable turnover principally relates to uncollected amounts from the Company's former European joint venture.

     Cash used in operating activities was $2,887,000 for the year ended December 31, 1998 as compared to cash used in operating activities of $4,513,000 for the year ended December 31, 1997. The net loss in 1998 included $625,000 of non-cash contributions to net loss, compared to $357,000 in 1997. Major contributions to net cash used in operating activities in 1998 was an $722,000 increase in accrued expenses, partially offset by a $289,000 net increase in accounts receivable and a $130,000 increase in inventory.

     Cash provided by investing activities for the year ended December 31, 1998 was $1,464,000 and primarily resulted from net sales of marketable securities of $1,795,000, equipment purchases of $186,000, and investments in TurboChef Europe of $145,000.

     Cash provided by financing activities was $190,000 for the year ended December 31, 1998, which represents the net proceeds from exercises of stock options and warrants.

     At December 31, 1998, the Company had cash and cash equivalents of $164,000, compared to cash and cash equivalents of $1,397,000 at December 31, 1997.

Year 2000 Issues

     TurboChef Technologies, like other businesses, is facing the Year 2000 issue. The Year 2000 issue arises from the past practice of utilizing two digits (as opposed to four) to represent the year in some computer programs and software. If uncorrected, this could result in computational errors as dates are compared across the century boundary. Since the software used in the Company's patented cooking system does not utilize an internal calendar, the Company believes that, for the most part, it will be unaffected by Year 2000 issues.

     Through March 15, 1999, the Company has had the majority of its internal software and hardware tested and made Year 2000 compliant, where necessary. The Company currently plans to have all of its hardware, software and embedded systems contained in the Company's equipment tested by June 30, 1999 and, if necessary, made Year 2000 compliant no later than September 30, 1999.

     While Year 2000 costs incurred to date have not been material, the Company believes it will continue to incur costs related to Year 2000 readiness throughout 1999. Furthermore, the Company believes that future costs associated with achieving Year 2000 readiness will not be material, however, there is no guarantee that the Company's operations will not be materially impacted by these costs.

     The failure of the Company's third party vendors to be Year 2000 ready could prevent or delay the manufacturing or shipping products, providing customer support and completing transactions, all of which could have a material adverse affect on the Company's business, operating results and financial condition. The Company is currently working on plans to assess the Year 2000 readiness of its major third party vendors as well as developing contingency plans as it relates to its operations and major third party vendors.

Authoritative Pronouncements

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". This Statement 130 requires the reporting of comprehensive income and its components in the general-purpose financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. The Company has adopted this statement in 1998 and disclosed this information through its statement of stockholders' equity.

     The FASB has recently issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", and SFAS No. 132, "Employers' Disclosure about Pensions and Other Post-Retirement Benefits". These Statements are effective for the Company in 1998. The adoption of these statements does not have a material effect on the Company's financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for the Company on January 1, 2000. SFAS No. 133 requires companies to report derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company is currently reviewing the standard and its effect on the financial statements.

     In October 1998, the FASB issued SFAS No 134, "Accounting for Certain Mortgage Banking Activities". This Statement is effective for the Company in 1999. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

     The American Institute of Certified Public Accountants (AICPA) has issued Statement of Position (SOP) 97-2, "Software Revenue Recognition". The adoption of this Statement does not have a material effect on the Company's financial statements.

     In 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", and SOP 98-5, "Reporting on the Costs of Start-Up Activities". The adoption of these Statements does not have a material effect on the Company's financial statements.

Forward Looking Statements

     The Company has utilized the proceeds from the June 1996 Offering, and is currently using proceeds received from the Maytag Alliance, to strengthen its management team and support its product development activities. The Company has completed the current phase of targeted research and development and the associated per month payments ended in January and March 1999, respectively. The Maytag Alliance, however, is ongoing, and provides for the opportunity to establish additional residential and commercial product development projects in the future. Accordingly, future revenues from the Maytag Alliance will depend upon the establishment of additional fee based research and development projects with Maytag and royalties from the successful commercialization and sales of the products that embody the Company's technologies. The Company's goals are to continue its development of innovative and commercially viable products, to support the Maytag Alliance efforts and to establish additional strategic alliances and license agreements outside North America. In July 1998, the Company executed a revolving credit agreement with its bank, secured by 90,000 shares of Maytag Corporation stock it holds, to support general corporate requirements. This agreement was terminated in January 1999 and replaced with a facility with Banque AIG, London Branch (an affiliate of American International Group, Inc.). As of March 15, 1999, the Company could receive minimum additional advances of $10.4 million through this facility that expires in January 2002.

     The Company's future performance will be subject to a number of business factors, including those beyond the Company's control, such as economic downturns and evolving industry needs and preferences, as well as to the level of the Company's competition and the ability of the Company to successfully market its products and effectively monitor and control its costs. The Company believes that increases in revenues sufficient to offset its expenses could be derived from its currently proposed plans within the next 12 to 18 months, if such plans are successfully completed. These plans include: (i) joint development and commercialization of residential and commercial products in North America through the Maytag Alliance, (ii) pursuit of strategic alliances and license agreements outside North America, (iii) continued marketing to European and Japanese restaurants, hotels, convenience stores and other foodservice operators, and (iv) continued development of new hardware, software and food solutions for residential and commercial applications. However, there can be no assurance that the Company will be able to successfully implement any of the foregoing plans, that either its revenues will increase or its rate of revenue growth will continue or that it will ever be able to achieve profitable operations.

     As of December 31, 1998, the amount of backlog orders believed to be firm was approximately $0.4 million, as compared to approximately $2.1 million as of December 31, 1997. The Company anticipates that the majority of this backlog will be filled during the current year.

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

Item 8       Financial Statements and Supplementary Data

     The financial statements set forth herein commence on page F- 1 of this report.

Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     Effective December 21, 1998, the Company appointed the accounting firm of Arthur Andersen LLP as the Company's independent public accountants for fiscal 1998 to replace KPMG LLP which resigned on that same date. The Company's Board of Directors approved the selection of Arthur Andersen LLP as independent public accountants upon the recommendation of the Board's Audit Committee.

     During the two most recent fiscal years and the period of January 1, 1998 through December 21, 1998, there were no disagreements with KPMG LLP on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. KPMG LLP's report on the Company's financial statements for the past two years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

                                 Part III

Item 10      Directors and Executive Officers of the Registrant

     The information required by this item is contained in the definitive proxy materials of the Company to be filed in connection with its 1999 Annual Meeting of Stockholders, except for the information regarding executive officers of the Company which is contained in Part I of this Annual Report on Form 10-K. The information required by this item contained in such definitive proxy material is incorporated herein by reference.

Item 11      Executive Compensation

     The information required by this item is contained in the definitive proxy materials of the Company to be filed in connection with its 1999 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12      Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is contained in the definitive proxy materials of the Company to be filed in connection with its 1999 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13      Certain Relationships and Related Transactions

     The information required by this item is contained in the definitive proxy materials of the Company to be filed in connection with its 1999 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

10.25     Lease Agreement with Prestonwood Tower dated March 19, 1997. (7)

10.26 Strategic Alliance Agreement dated as of September 26, 1997, by and between TurboChef Technologies, Inc. and Maytag Corporation. (8)

10.27     Lease Agreement with Jonathan Woodner dated April 15, 1997. (9)

10.28 First Extension of the Project Agreement (RCAP-II) dated March 4, 1998 by and between TurboChef Technologies, Inc. and Maytag Corporation (9)

10.29     Employment agreement between TurboChef, Inc. and Marion H. Antonini.
          (10)

10.30 Commercial Cooking Appliance Project Agreement dated as of July 29, 1998 by and between TurboChef Technologies, Inc. and Maytag Corporation. (11)

10.31 Revolving Credit Agreement between Chase Bank of Texas NA and TurboChef Technologies, Inc. dated July 1, 1998. (11)

10.32 Employment Letter between Richard N. Caron and TurboChef Technologies, Inc. dated September 2, 1998. (12)

10.33 Master Agreement dated January 11, 1999 by and between TurboChef Technologies, Inc. and AIG Financial Securities Corp. (13)

10.34 Variable Stock Agreement dated January 14, 1999 by and between TurboChef Technologies, Inc. and AIG Financial Securities Corp. (13)

10.35 Pledge Agreement dated January 11, 1999 by and between TurboChef Technologies, Inc. and AIG Financial Securities Corp. (13)

11 Statement Re: Computation of Per Share Earnings is not necessary because the computation of per share earnings on both a basic and diluted basis can be clearly determined from this report.

21        Subsidiaries of the Company.  (9)
_______________

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

   (9) Filed as an exhibit to the Company's Quarterly Report on Form 10K for the fiscal year December 31, 1997, and incorporated herein by reference.

   (10) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.

   (11) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.

   (12) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.

   (13)   Filed herewith.

(b)  Reports on Form 8-K

     During the quarter ending December 31, 1998, the Company filed a Form 8-K dated December 23, 1998 reporting under Item 4 - "Changes in Registrant's Certifying Accountant", the resignation of KPMG LLP as the Company's independent public accountant and the appointment of Arthur Andersen LLP as the Company's new independent public accountant. The Form 8-K was amended pursuant to a Form 8-K/A dated January 6, 1999 to incorporate an exhibit into such Form 8-K.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     TURBOCHEF TECHNOLOGIES, INC.

                                     By:/s/ Richard N. Caron
                                     Richard N. Caron
                                     President, Chief Executive Officer
                                     and Director


   Dated March 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Name                       Title                            Date
       ----                       -----                            ----


/s/ Marion H. Antonini     Chairman of the Board and            March 29, 1999
Marion H. Antonini         Director

/s/ Richard N. Caron       President, Chief Executive Officer   March 29, 1999
Richard N. Caron           and Director (Principal Executive
                           Officer)

/s/ Dennis J. Jameson      Executive Vice President, Chief      March 29, 1999
Dennis J. Jameson          Financial Officer (Principal
                           Accounting and Financial Officer)

/s/ Donald J. Gogel        Director                             March 29, 1999
Donald J. Gogel

/s/ Jeffery B. Bogatin     Director                             March 29, 1999
Jeffery B. Bogatin

/s/ Sir Anthony Joliffe    Director                             March 29, 1999
Sir Anthony Joliffe

                         INDEX TO FINANCIAL STATEMENTS




Report of Independent Public Accountants                                F-2
Independent Auditors' Report                                            F-3

Financial Statements:
 Balance Sheets as of December 31, 1998 and 1997                        F-4
 Statements of Operations for the years ended December 31, 1998,
  1997 and 1996                                                         F-5
 Statements of Stockholders' Equity for the years ended
   December 31, 1998, 1997 and 1996                                     F-6
 Statements of Cash Flows for the years ended December 31, 1998,
  1997 and 1996                                                         F-7
 Notes to Financial Statements                                          F-8

All financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

                    Report of Independent Public Accountants


The Board of Directors and Stockholders
TurboChef Technologies, Inc.:


We have audited the accompanying balance sheet of TurboChef Technologies, Inc. (a Delaware corporation) as of December 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TurboChef Technologies, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                              Arthur Andersen LLP

Dallas, Texas
March 31, 1999

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
TurboChef Technologies, Inc.:


We have audited the accompanying balance sheet of TurboChef Technologies, Inc. as of December 31, 1997, and the related statements of operations, stockholders' equity, and cash flows) for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TurboChef Technologies, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.


                                 KPMG LLP

Dallas, Texas
January 30, 1998

                         TurboChef Technologies, Inc.
                                 Balance Sheets
                    (Amounts in Thousands, Except Share data)

                                                                                            At December 31,
                                                                                        1998             1997
                                                                                        ----             ----
                                   Assets
                                   ------
Current assets:
  Cash and cash equivalents                                                         $    164         $  1,397
  Marketable securities available for sale, at fair value                             18,292            7,277
  Accounts receivable net of allowance for doubtful accounts of
   $92 and $16 at December 31, 1998 and 1997, respectively                               914              625
  Inventories, net                                                                       762              935
  Prepaid expenses                                                                        41              104
                                                                                    --------         --------
         Total current assets                                                         20,173           10,338
                                                                                    --------         --------
Marketable securities available for sale, at fair value                                   --            5,482
Property and equipment:
  Leasehold improvements                                                                 130              110
  Furniture and fixtures                                                                 475              345
  Equipment                                                                              456              420
                                                                                    --------         --------
                                                                                       1,061              875
  Less accumulated depreciation and amortization                                        (563)            (384)
                                                                                    --------         --------
         Net property and equipment                                                      498              491
                                                                                    --------         --------
Other assets                                                                             129              129
                                                                                    --------         --------
         Total assets                                                               $ 20,800         $ 16,440
                                                                                    ========         ========
                    Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                                  $    571         $    519
  Accrued payroll                                                                        223               86
  Accrued warranty costs                                                                 259              145
  Accrued expenses                                                                       474                3
  Deferred revenue                                                                        49               22
  Other                                                                                   31               36
                                                                                    --------         --------
           Total current liabilities                                                   1,607              811

Commitments and contingencies                                                             --               --
Stockholders' equity
  Common stock, $.01 par value. Authorized 50,000,000 shares
   Issued 14,659,134 and 14,551,294 shares at December 31,
   1998 and 1997 respectively                                                            148              146
  Additional paid-in capital                                                          32,435           32,130
  Accumulated deficit                                                                (21,231)         (17,277)
  Accumulated other comprehensive income                                               8,292              964
  Treasury stock - at cost 32,130 and 17,382 shares in 1998
   and 1997, respectively                                                               (451)            (334)
                                                                                    --------         --------
         Total stockholders' equity                                                   19,193           15,629
                                                                                    --------         --------
Total liabilities and stockholders' equity                                          $ 20,800         $ 16,440
                                                                                    ========         ========

The accompanying notes are an integral part of these financial statements

                          TurboChef Technologies, Inc.
                            Statements of Operations
                    (Amounts in Thousands, Except Share Data)


                                                             Years Ended December 31,
                                                      1998            1997            1996
                                                      ----            ----            ----
Product sales                                    $      3,062    $      3,462    $      2,789
Research and development fees                           4,075             760              13
                                                 ------------    ------------    ------------
                      Total revenues                    7,137           4,222           2,802

Costs and expenses:
  Cost of goods sold                                    2,677           2,843           2,307
  Research and development expenses                     2,311           1,220             681
  Selling, general and administrative expenses          6,301           4,981           3,011
                                                 ------------    ------------    ------------
                      Total costs and expenses         11,289           9,044           5,999
                                                 ------------    ------------    ------------
                      Operating loss                   (4,152)         (4,822)         (3,197)
                                                 ------------    ------------    ------------

Other income (expense):
  Interest income                                          92             269             269
  Interest expense                                         --              --             (14)
  Dividend income                                         200              47              --
  Equity in loss of joint venture                        (105)           (156)             --
  Other income                                             11              --              --
                                                 ------------    ------------    ------------
                                                          198             160             255
                                                 ------------    ------------    ------------

                      Net loss                   $     (3,954)   $     (4,662)   $     (2,942)
                                                 ============    ============    ============

Loss per common share - basic and diluted        $      (0.27)   $      (0.33)   $      (0.22)
                                                 ============    ============    ============

 Weighted average number of
    common shares outstanding                      14,611,724      14,032,796      13,339,431
                                                 ============    ============    ============

The accompanying notes are an integral part of these financial statements

                         TurboChef Technologies, Inc.
                      Statements of Stockholders' Equity
                   (Amounts in Thousands, Except Share Data)

                                                                                   Accumulated
                                                                                   -----------
                                                                                      other                              Total
                                                                                      -----                              -----
                                                Common stock    Additional paid-  comprehensive  Accumulated Treasury  stockholders'

                                                ------------    ----------------  -------------  -----------  -------- ------------
                                               Shares      Amount   in capital      income         deficit      stock   equity
                                               ------      ------   ----------      ------         -------      -----   ------
Balance, December 31, 1995                     12,867,078  $ 129   $ 10,993          $ -          $ (9,673)       $ -    $ 1,449
 Net loss                                               -      -          -            -            (2,942)         -     (2,942)
                                                                                                                        --------
  Comprehensive Income (Loss)                           -      -          -            -                 -          -      (2,942)
 Secondary public offering ($15.00 per share)
  net of offering cost of $1,699                  800,000      8     10,292            -                 -          -     10,300
 Issuance of stock in payment of director's fee     2,000      -         28            -                 -          -         28
 Exercise of stock options                        116,166      1        264            -                 -          -        265
 Purchase of treasury stock (8,315 shares)              -      -          -            -                 -       (167)      (167)
                                               ----------  -----   --------      -------         ---------     ------   --------
Balance, December 31, 1996                     13,785,244    138     21,577            -           (12,615)      (167)     8,933
 Net loss                                               -      -          -            -            (4,662)         -     (4,662)
 Net unrealized gain on marketable securities           -      -          -          964                 -          -        964
                                                                                                                        --------
  Comprehensive Income (Loss)                           -      -          -            -                 -          -     (3,698)
 Exercise of warrants                              87,815      1        284            -                 -          -        285
 Issuance of stock in payment of director's fee     1,960      -         30            -                 -          -         30
 Exercise of stock options                        111,607      1        244            -                 -          -        245
 Issuance of common stock                         564,668      6      9,995            -                 -          -     10,001
 Purchase of treasury stock (9,067 shares)             -      -          -            -                 -        (167)      (167)
                                               ----------  -----   --------      -------         ---------     ------   --------
Balance, December 31, 1997                     14,551,294    146     32,130          964           (17,277)      (334)    15,629
 Net loss                                               -      -          -            -            (3,954)         -     (3,954)
 Net unrealized gain on marketable securities           -      -          -        7,328                 -          -      7,328
                                                                                                                        --------
  Comprehensive Income (Loss)                           -      -          -            -                 -          -      3,374
 Exercise of warrants                              51,014      1        164            -                 -          -        165
 Exercise of stock options                         56,826      1        141            -                 -          -        142
 Purchase of treasury stock (14,748 shares)             -      -          -            -                 -        (117)      (117)
                                               ----------  -----   --------      -------         ---------     ------   --------
Balance, December 31, 1998                     14,659,134  $ 148   $ 32,435      $ 8,292         $ (21,231)    $ (451)  $ 19,193
                                               ==========  =====   ========      =======         =========     ======   ========


The accompanying notes are an integral part of these financial statements

                          TurboChef Technologies, Inc.
                            Statements of Cash Flows
                             (Amounts in Thousands)


                                                                                 Years Ended December 31,
                                                                             1998             1997             1996
                                                                             ----             ----             ----
Cash flows from operating activities:
   Net loss                                                                $ (3,954)        $ (4,662)        $ (2,941)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
         Equity in loss of joint venture                                        105              156                -
         Depreciation and Amortization                                          505              172              104
         Provision for doubtful accounts                                         76                -               16
         Amortization of director compensation                                   15               29               14
         Increase in accounts receivable                                       (365)             (62)             (27)
         Increase in inventories                                               (130)            (274)            (147)
         Decrease (increase) in prepaid expenses                                 47              174             (164)
         Decrease (increase) in other assets                                     18              (47)               3
         Increase (decrease) in accounts payable                                 52               60              (64)
         Increase (decrease) in accrued expenses                                722              (62)             380
         Increase in deferred revenue                                            27               11               11
         Decrease in other liabilities                                           (5)              (8)             (10)
                                                                      --------------   --------------  ---------------
               Net cash used in operating activities                         (2,887)          (4,513)          (2,825)
                                                                      --------------   --------------  ---------------

Cash flows from investing activities:
   Sales (purchases) of marketable securities                                 1,795            5,514           (7,309)
   Purchase of equipment                                                       (186)            (327)            (194)
   Investment in joint venture                                                 (145)            (117)               -
                                                                      --------------   --------------  ---------------
               Net cash provided by (used in) investing activities            1,464            5,070           (7,503)
                                                                      --------------   --------------  ---------------

Cash flows from financing activities:
   Proceeds from notes payable to stockholders                                    -                -              285
   Repayments from notes payable to stockholders                                  -                -             (570)
   Issuances of common stock                                                      -                -           12,000
   Offering costs                                                                 -                -           (1,651)
   Proceeds from the exercise of stock options                                   26               78               98
   Proceeds from the exercise of stock warrants                                 164              285
                                                                      --------------   --------------  ---------------
               Net cash provided by financing activities                        190              363           10,162
                                                                      --------------   --------------  ---------------

Net increase (decrease) in cash and cash equivalents                         (1,233)             920             (166)
Cash and cash equivalents at beginning of period                              1,397              477              643
                                                                      --------------   --------------  ---------------
Cash and cash equivalents at end of period                                    $ 164          $ 1,397            $ 477
                                                                      ==============   ==============  ===============

Supplemental disclosures of noncash activities:
Noncash investing activity - net unrealized gain on
marketable securities                                                       $ 7,328            $ 964              $ -
                                                                      ==============   ==============  ===============
Noncash financing activities:
Issuance of stock in payment of director's fee                                  $ -             $ 30             $ 28
                                                                      ==============   ==============  ===============
Issuance of stock to Maytag                                                     $ -         $ 10,000              $ -
                                                                      ==============   ==============  ===============

Supplemental disclosures of cash flow information -
Interest paid                                                                   $ -              $ -             $ 13
                                                                      ==============   ==============  ===============

The accompanying notes are an integral part of these financial statements

                          TURBOCHEF TECHNOLOGIES, INC.

                         Notes to Financial Statements


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   General

   TurboChef Technologies, Inc. (the Company) was incorporated on April 3, 1991. Prior to its name change in July 1998, the Company operated under the name TurboChef, Inc. The Company is a foodservice technology company engaged primarily in designing, developing and marketing high-speed cooking systems. The Company believes its primary markets are with both residential and commercial food service operators domestic and international

   In April 1994, the Company completed an underwritten initial public offering
   (IPO) of 2,600,000 shares of its common stock resulting in aggregate proceeds of approximately $5.2 million, which is net of the underwriter's discount and other IPO offering costs totaling $1.3 million.

   In June 1996, the Company consummated an underwritten public offering (June 1996 Offering) of 800,000 shares of its common stock resulting in aggregate proceeds of approximately $10.3 million, which is net of underwriter's discount and other offering costs totaling $1.7 million.

   In September 1997, the Company and Maytag Corporation (Maytag) entered into a "Strategic Alliance Agreement" (Alliance) for the purpose of the development and commercialization of innovative products based on new technologies in the areas of heat transfer and thermodynamics. In connection with the Alliance, the Company issued 564,668 shares of common stock with an aggregate fair market value of approximately $10.0 million for 293,846 shares of Maytag common stock at the same aggregate market value. In addition, the Company received fees from Maytag for research and development activities incurred in connection with the first research and development project of $250,000 per month for a term of six months. The total amount of fees received as of December 31, 1997 was $750,000 which has been included in research and "development fees" in the accompanying 1997 statement of operations. In March 1998 this project was extended for one year. Beginning in April 1998, the monthly payment increased to $300,000 and is scheduled to end in March 1999. In July 1998, the Company announced a commercial sales agreement with Maytag whereby Maytag will lead the Company's North American commercial sales and marketing initiatives. With the addition of the commercial relationship, the research and development funding was increased to $425,000 per month beginning August 1998 and ending January 1999.

   The Company is nearing completion of the Alliance's first product development phase, and the Alliance is now focusing on the commercialization and launch of the first residential cooking product incorporating the Company's technologies under Maytag's Jenn-Air cooking brand. As the Company has previously reported, this completes the current phase of targeted research and development and the associated $125,000 and $300,000 per month payments ended in January and March 1999, respectively. The Alliance, however, is ongoing, and provides for the opportunity to establish additional residential and commercial product development projects in the future. Accordingly, future revenues from the Alliance will depend upon the establishment of additional fee based research and development projects with Maytag and royalties from the successful commercialization and sales of the products that embody the Company's technologies.

   However, if additional projects are not initiated with Maytag there is no assurance that the Company would be able to find alternate sources of funding on acceptable terms for further research and development of current and future products. The failure to find acceptable alternative financing could have a significant adverse impact on the Company's current and future operations. However, management is confident that through sales of its commercial cooking system and financing agreements, it will have adequate funding for further research and development throughout 1999.

   Cash Equivalents

   Cash equivalents of $1,091,000 at December 31 1997, consisted of U.S. Treasury securities, which matured in less than three months. For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. As of December 31, 1998, there were no cash equivalents of this nature in the ending balance.

   Investments in Marketable Securities

   Investments in marketable securities at December 31, 1998 consisted of Maytag common stock. Investments in marketable securities at December 31, 1997 consisted of U.S. Government Agency securities and Maytag common stock. These securities are classified as available-for-sale under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are stated at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

   Inventories

   Inventories are valued at the lower of cost or market and primarily consist of completed cooking systems and replacement parts. The Company determines cost for cooking systems by the specific cost method. Cooking systems used for demonstration and testing (demo systems) are generally depreciated over a one-year period. Depreciation for demo systems was $303,000 and $25,000 for the years ended December 31, 1998 and 1997 respectively. There was no depreciation for demo systems for the year ended December 31, 1996. The following table details the various components of inventory for the years ended December 31, 1998 and 1997, respectively (Amounts shown in Thousands):

                                                         1998          1997
                                                      -----------  ------------
   Cooking systems                                          $ 633         $ 450
   Parts, net                                                  82           339
   Demo systems, net                                           47           146
                                                            -----         -----
   Total Inventory                                          $ 762         $ 935
                                                            =====         =====

   Property and Equipment

   Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Computer equipment is generally depreciated over a three-year period. All other property and equipment is generally depreciated over a five-year period. Depreciation for all property and equipment was $179,000, $141,000 and $88,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

   Sales Deposits

   Sales deposits consist of amounts received from customers for future purchases of cooking systems. Deferred amounts will be recognized as revenue when the cooking systems are shipped to the customer.

   Revenue Recognition

   The Company records product sales when the product is shipped to the customer. Fees for research and development services or technology transfers are recorded when the Company has met all its related contractual obligations, which generally coincides with the collection of such funds. Reserves for sales returns and allowances are recorded in the same accounting period as the related revenues. As of December 31, 1998 and 1997, there were no reserves established as sales returns and allowances were not significant.

   Other Assets and Related Amortization Expense

   Other assets consist primarily of patents. Generally, amortization is computed on the straight-line method over ten years. Patent amortization was $23,000, $5,000 and $9,000 for the years ended December 31, 1998, 1997 and
   1996, respectively.

   Research and Development

   Research and development costs consist of all costs incurred in planning, design and testing of the high-speed commercial cooking systems, including salary costs related to research and development, and are expensed as incurred.

   Product Warranty

   The Company's cooking systems are under warranty against defects in material and workmanship for a period of one year. Anticipated future warranty costs are estimated, based upon historical experience, and are recorded in the period cooking systems are sold. Extended warranty coverage has been sold to a major customer in Europe. The costs associated with this extended warranty agreement in excess of revenues were $462,000 and $146,000 for the years ended December 31, 1998 and 1997, respectively. There were no revenues or expenses for the extended warranty program for the year ended December 31, 1996.

   Income Taxes

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

   Loss Per Share

   The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share (EPS), during the fourth quarter of 1997, and all previous references to per share amounts were retroactively restated. The Statement requires basic EPS to be computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity.
   Adoption of this statement did not impact previously recorded net loss per common share for the years ended December 31, 1998, 1997 and 1996.

   Basic net loss per common share is based on 14,611,724, 14,032,796, and 13,339,431 weighted average shares outstanding for the years ended December 31, 1998, 1997 and 1996, respectively. For the years ended December 31,
   1998, 1997 and 1996, diluted earnings per share is the same as basic earnings per share because the effect of all other dilutive securities on the net loss was antidilutive. Other potentially dilutive securities (warrants and options) as of December 31, 1998, 1997 and 1996 totaled 3,278,239, 2,363,079 and 2,380,833, respectively.

   Stock Option Plans

   The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations. Compensation expense is recorded on the date of grant only if the market price of the underlying stock exceeds the exercise price. Since the Company grants substantially all stock options with an exercise price equal to or greater than the current market price of the stock on the grant date, no compensation expense is recorded. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Under SFAS 123 the Company has elected the disclosure provisions, rather than the recognition provision, and will continue to account for stock-based compensation under APB 25.

   Use of Estimates

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

   Financial Instruments

   The carrying amount of cash and cash equivalents, marketable securities available for sale (U.S. Government Agency Securities), accounts receivable, note payable to shareholder, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments.

   Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

   The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less estimated sales expenses. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

   Reclassifications

   Certain amounts in prior periods financial statements have been reclassified to conform to current year presentation.

2. LIQUIDITY

   The Company has historically incurred significant losses and thus anticipates that its current cash and equivalent balances on hand will not be sufficient to fund its operations and satisfy its current contemplated capital requirements. Therefore, in July 1998, the Company executed a revolving credit agreement with its bank to support general corporate requirements, specifically, continued investment in technology development. This agreement, which was set to expire on July 1, 1999 was secured by 90,000 shares of Maytag common stock owned by the Company. The Company was able to borrow up to the lesser $3.0 million or 75% of the market value of the Maytag stock at market rates of interest. In January 1999, the Company terminated the revolving credit agreement with its bank and entered into an agreement with Banque AIG, London Branch (an affiliate of American International Group, Inc. ("AIG")). The AIG facility provides for the Company to pledge its Maytag shares in the form of a "Variable Stock Transaction" and to receive cash advances against the value of the Maytag shares. All advances mature within three years and bear interest at LIBOR plus 0.75%. At the end of the three-year term, the Company may satisfy any outstanding obligation by surrendering Maytag shares equal to the fair value of the obligation or with cash. The transaction allows TurboChef to benefit from any appreciation in the Maytag share price over $63.25, over a the three-year period and provides down-side protection to the Company in the form of a "put option" for the 293,846 shares of Maytag stock. The put option establishes a minimum realizable value for the Maytag shares of approximately $57 per share.

   In January 1999, the Company had pledged 140,000 shares of the Maytag stock and received advances totaling $3.0 million and has approximately $3.2 million in advances available. Once the remaining 146,923 Maytag shares are available to pledge, the Company will have available approximately $7.2 million in additional advances.

   In February 1999, the Company entered into an agreement with its bank to support general corporate requirements. The credit agreement is set to expire in February 2000. The agreement is secured by 6,923 shares of Maytag common stock owned by the Company. The Company can borrow up to the lesser of $315,000 or 75% of the market value of the Maytag stock at market rates of interest.

   Management believes that cash flows from operations and the advances from the AIG facility and borrowings under the bank agreement will be adequate to fund the Company's operations in fiscal year 1999.

3. MARKETABLE SECURITES

   In 1998, the Company's marketable securities consist of shares of Maytag common stock. For 1997 marketable securities consist of shares of Maytag common stock and U.S. Government Agency Securities. These securities were classified as available-for-sale by major security type and class of security and unrealized gains and losses are recorded as other accumulated comprehensive income. At December 31, 1998 and 1997, the amounts of marketable securities were as follows (Amounts shown in Thousands):

                                                                      Gross         Gross
                                                                   unrealized     unrealized
                                                                     holding       holding          Fair
   December 31, 1998:                                 Cost            gains         losses         value
   ------------------                           ----------------  -------------  ------------  --------------

    Equity securities (Maytag)                           $10,000          8,292           --          $18,292
                                                         =======          =====      =======          =======

   December 31, 1997
   -----------------
    U.S. Government Agency
     Securities                                          $ 1,795             --           --          $ 1,795
    Equity securities (Maytag)                            10,000            964           --           10,964
                                                         -------          -----      -------          -------
                                                         $11,795            964          --           $12,759
                                                         =======          =====      =======          =======


   Equity securities are generally subject to a general restriction placed on selling, pledging, transferring or assigning such securities for a period of 21 months from December 31, 1997; however, the Company received the ability, in accordance with the Alliance, to cause 50% of such securities to be sold, pledged, transferred or assigned, subject to certain requirements, after March 31, 1998. According to the Alliance, the Company will gain the right to sell, pledge, transfer or assign the remaining 50% on September 30, 1999. Unrealized gains on equity investments are included in stockholder's equity.

   Proceeds from the sale of investment securities available for sale were $1,795,000 in 1998 and resulted in no gain or loss.

4. INVESTMENT IN JOINT VENTURE

   During 1997, the Company contributed $117,000 for a 50% interest in a joint venture, TurboChef Europe, created for the purpose of establishing distributorships and direct sales relationships within certain Western European countries. The Company's share of the net loss of TurboChef Europe for the year ended December 31, 1997 was $156,000.

   During 1998, the Company contributed $145,000 to its joint venture. The Company's net loss in the joint venture for the year ended December 31, 1998 was $105,000. In June 1998, the joint venture was terminated.

5. CERTAIN TRANSACTIONS WITH STOCKHOLDERS

   Notes Payable

   On March 30, 1996, a major shareholder and an officer of the Company loaned the Company the sums of $200,000 and $85,000, respectively. These loans were evidenced by promissory notes bearing interest at the rate of 6.5% per annum. Each of these notes was payable on demand. These loans were made to satisfy certain eligibility requirements in order for the Company's common stock to continue to be listed on NASDAQ. These notes were repaid in full (an aggregate of $289,000, including accrued interest) prior to the consummation of the June 1996 Offering.

6. LEASE COMMITMENTS

   The Company is obligated under certain non-cancelable leases for office space and equipment, the majority of which have remaining terms of less than one year. Obligations for office space, which extends beyond one year, are $341,000, $288,000 and $9,000 in 1999, 2000, and 2001 respectively. The
   Company has sub-let one of the properties thus reducing the actual net rent expense by $69,000 and $23,000 for the years ended December 31, 1999 and 2000. Rent expense was $325,000, $323,000, and $148,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

7. INCOME TAXES

   The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statements of Operations:

                                                        1998                1997                1996
                                                 ------------------  ------------------  ------------------
   Computed "expected" tax benefit                         $(1,344)            $(1,585)            $(1,000)
   Research and development credit                             (98)                (47)                (39)
   Other                                                        83                 132                   5
   Valuation Allowanc                                        1,359               1,500               1,034
                                                           -------             -------             -------
   Income tax benefit                                      $    --             $    --             $    --
                                                           =======             =======             =======

   The components of the Company's net deferred tax asset were as follows:

                                                                                    December 31
                                                                      ----------------------------------------
                                                                              1998                 1997
                                                                      --------------------  ------------------
   Deferred tax assets:
     Accounts receivable                                                       $    31                $  --
     Accrued bonuses                                                                36                   --
     Inventory reserves                                                            150                   --
     Warranty reserves                                                              39                   --
   Research and development credit carryforwards                                   245                  158

   Net operating loss carryforwards                                              5,518               5,183
   Other                                                                            17                  --
                                                                               -------             -------
      Total gross deferred tax assets                                            6,036               5,341
   Less valuation allowance                                                     (6,036)             (5,322)
                                                                               -------             -------
      Net deferred tax assets                                                       --                  19
                                                                               -------             -------
   Deferred tax liabilities:
     Equipment principally due to difference
      In depreciation                                                               --                 (10)
     Other                                                                          --                  (9)
                                                                               -------             -------
      Total gross deferred tax liabilities                                                             (19)
                                                                               -------             -------
        Net                                                                    $    --             $    --
                                                                               =======             =======

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

   At December 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of $16.2 million, which may be used against future taxable income, if any, and which expire in years 2009 to 2013. Any change in ownership under Internal Revenue Code Section 382 could limit the annual utilization of these carryforwards and cause some amount of the carryforwards to expire unutilized.

   The Company also has research and development credit carryforwards of approximately $245,000 which may be used to offset future federal tax liability, if any.

8. STOCKHOLDERS' EQUITY

   Authorized Shares

   In June 1997, the Board of Directors of the Company approved a proposal to increase the number of authorized shares of common stock from 20,000,000 shares to 50,000,000 million shares.

   Stock Option Plan

   The Company adopted the 1994 Stock Option Plan ("the Stock Option Plan"), which was amended in March 1994, June 1995, February 1997, June 1997, June 1998 and October 1998, pursuant to which stock options covering an aggregate of 3,650,000 shares of the Company's common stock may be granted. Options awarded under the Stock Option Plan (i) are generally granted at exercise prices which equate to or are above quoted market price on the date of the grant; (ii) generally become exercisable over a period of one to four years; and (iii) generally expire five or seven years subsequent to award.

   At December 31, 1998 there were 88,334 shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $3.28, $5.16, and $5.53, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: For 1998, Risk-free interest rate, ranging from

   4.02% to 5.63%; expected life, seven years; expected dividend yield, 0% and volatility, 41%. For 1997, Risk-free interest rate, ranging from 5.77% to 6.56%; expected life, seven years; expected dividend yield, 0% and volatility, 45%. For 1996, the Risk-free interest rate of was 6%, expected life was five years, expected dividend yield was 0% and volatility was 50%.

   The Company applies APB Opinion 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below (Amounts shown in thousands except share amounts).

                                                            1998                1997                1996
                                                     ------------------  ------------------  ------------------
      Net loss:
       As reported                                             $(3,954)            $(4,662)            $(2,941)
       Loss per common share - basic
        and diluted                                            $  (.27)            $  (.33)            $  (.22)
       Pro forma                                               $(5,448)            $(5,959)            $(3,588)
       Loss per common share - basic
        and diluted                                            $  (.37)            $  (.42)            $  (.27)

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

   A summary of stock option activity follows:

                                                                                              Weighted
                                                                         Number of            Average
                                                                           Shares          Exercise Price
                                                                     ------------------  ------------------
      Options outstanding at December 31, 1995                               1,500,666               $ 3.36
                                                                             =========               ======
      Options granted                                                          949,000                11.02
      Options exercised                                                       (116,166)                2.29
      Options cancelled                                                       (292,667)                7.99
                                                                             ---------               ------
      Options outstanding at December 31, 1996                               2,040,833               $ 6.32
                                                                             =========               ======
      Options granted                                                          424,500                 9.61
      Options exercised                                                       (111,607)                2.19
      Options cancelled                                                       (242,833)                9.17
                                                                             ---------               ------
      Options outstanding at December 31, 1997                               2,110,893               $ 6.87
                                                                             =========               ======

      Options granted                                                        1,245,000                 6.40
      Options exercised                                                        (56,826)                2.50
      Options cancelled                                                       (222,000)                9.51
                                                                             ---------               ------
      Options outstanding at December 31, 1998                               3,077,067               $ 6.57
                                                                             =========               ======

   At December 31, 1998, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.50 - $15.00 and 3.6 years, respectively. The following table summarizes information about the Company's stock options outstanding at December 31, 1998:

                                    Options Outstanding                                     Options Exercisable
                                    -------------------                                     -------------------
          Range of Exercise Prices      Outstanding as       Weighted        Weighted     Exercisable as    Weighted
                                        of December 31,       Average         Average       of December      Average
                                             1998            Remaining       Exercise        31, 1998       Exercise
                                                            Contractual        Price                          Price
                                                               Life
        -------------------------------------------------------------------------------------------------------------
                1.50-5.00                    1,148,067              1.6         $ 2.85          948,067       $ 2.45
               5.01-10.00                    1,349,000              6.2         $ 6.92          218,499       $ 7.68
               10.01-15.00                     580,000              2.2         $12.60          125,000       $11.59

   At December 31, 1998, 1997 and 1996, the number of options exercisable was 1,291,566, 1,146,970 and 1,095,826 respectively, and the weighted-average exercise price of those options was $4.22, $2.88 and $3.08, respectively.

   In addition, a former joint venture partner has the option to purchase 262,500 shares of common stock at $2.50 per share and expiring March 31, 2002. As of December 31, 1998, no options have been exercised.

   Stock Issuances

   During 1997, the Company issued 564,668 shares of stock to Maytag in exchange for 293,846 shares of Maytag's common stock under the terms of the "Strategic Alliance Agreement." The Company stock was valued at $17.71 per share and the Maytag stock was valued at $34.03 per share both of which approximates the fair value of the respective stocks at the issuance date.

   During 1996, the Company issued 2,000 shares of stock to a director in payment of director fees. The stock was valued at $13.88 per share, which approximates the fair value of the stock at the issuance date. During 1997, the Company issued 1,960 shares of stock to a director in payment of director fees. The stock was valued at $15.25 per share, which approximates the fair value of the stock at the issuance date.

   Treasury Stock

   During the years ended December 31, 1998, 1997 and 1996 the Company accepted issued shares of stock, at market value, as payment to exercise vested stock options at their granted price. Treasury stock transactions for the years ended December 31, 1998, 1997 and 1996 were $117,000, $167,000 and $167,000.

   Stock Warrants

   In connection with the IPO, the Company sold the underwriters warrants to purchase 260,000 shares at $3.25 per share (the IPO Warrants) of which 51,014 warrants were exercised in 1998 and 87,814 warrants were exercised in 1997.

    In June 1996, the Company sold the underwriters of the secondary public offering warrants to purchase 80,000 shares at $24.00 per share (the June 1996 Warrants). None of the June 1996 Warrants had been exercised as of December 31, 1998.

9.  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    In the fourth quarter of 1998, the Company incurred aggregate charges in the amount of $53,000 relating to the termination of its manufacturing relationship with a European company.

    In the third and fourth quarters of 1996, the Company incurred aggregate charges in the amount of $467,000 for the field upgrade of systems sold to a major customer with performance enhancing technological improvements and charged operations for such charges.

10. RELATED PARTY TRANSACTIONS

    Since inception of the Company, an entity (which was founded and is principally owned by the Company's former Vice President - Engineering) has performed engineering and development work for the Company. During the years ended December 31, 1998, 1997 and 1996, the Company paid the entity fees of $112,000, $256,000, and $345,000, respectively, relating primarily to research and development charges incurred on behalf of the Company.

    For the years ended December 31, 1998 and 1997, the Company made net purchases of cooking system inventory and related equipment from Techniform Waterford Ltd. ("Techniform"), an Ireland based manufacturer, in the amounts of $1,523,000 and $1,032,000, respectively. In 1999, the Company purchased from Techniform $773,000 in cooking systems, parts and manufacturing tooling. All transactions with Techniform were considered to be arms length transactions. The manufacturing relationship with Techniform was terminated in March 1999. Techniform is owned and operated by The Queally Group, a 50% owner of the Company's former joint venture, TurboChef Europe.

    For the years ended December 31, 1998 and 1997, the Company had net cooking system sales of $572,000 and $226,000, respectively, to its European joint venture, TurboChef Europe. This joint venture was terminated in June 1998.

11. CONCENTRATION OF BUSINESS RISKS

    For the years ended December 31, 1998, 1997 and 1996, product sales from a customer in the United Kingdom represented $59,000 or 1%, $1,576,000 or 37% and $2,108,000 or 75%, respectively, of the total revenues of the Company. The loss of this customer, in the absence of significant additional customers or revenue sources, could have a material adverse effect on the Company.

    For the years ended December 31, 1998 and 1997, the Company received $4,075,000 and $750,000, respectively, in fees for research and development services and technology transfers from the Maytag Alliance. This represents 57% and 18% of the Company's total revenues for the years ended December 31, 1998 and 1997, respectively. As the Company has previously reported, it has completed the current phase of targeted research and development and the associated $125,000 and $300,000 per month payments ended in January and March 1999, respectively. The Alliance, however, is ongoing, and provides for the opportunity to establish additional residential and commercial product development projects in the future. Accordingly, future revenues from the Alliance will depend upon the establishment of additional fee based research and development projects with Maytag and royalties from the successful commercialization and sales of the products that embody the Company's technologies.

    However, if additional projects are not initiated with Maytag there is no assurance that the Company would be able to find alternate sources of funding on acceptable terms for further research and development of current and future products. The failure to find acceptable alternative financing could have a significant impact on the Company's current and future operations. However, management is confident that through sales of its commercial cooking system and the AIG financing agreement, it will have adequate funding for further research and development throughout 1999. The termination of the Maytag Alliance could have a material adverse effect on the Company.

    During 1998, the Company relied upon a single source for the manufacturing of its commercial cooking systems, Techniform. In 1999, the Company began transitioning its manufacturing requirements to G.S. Blodgett, a subsidiary of Maytag. The Company will continue to rely upon a single source for the manufacture of its commercial cooking systems at this time.

    As of December 31, 1998, 100% of marketable equity securities and 91% of current assets are comprised of Maytag common stock. The Company has taken steps to partially reduce this concentration of risk through its financing agreement with AIG.

12. COMMITMENTS AND CONTINGENCIES

    The Company has entered into an agreement under which it is obligated to supply a fixed number of cooking systems at a price specifically stated on the contract. A total of 48 units remain to be shipped under the contract, with an option for 40 additional units at the sole discretion of the buyer.

13. AUTHORITATIVE PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". This Statement 130 requires the reporting of comprehensive income and its components in the general-purpose financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. The Company has adopted this statement in 1998 and disclosed this information through its statement of stockholders' equity.

    The FASB has recently issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", and SFAS No. 132, "Employers' Disclosure about Pensions and Other Post-Retirement Benefits". These Statements are effective for the Company in 1998. The adoption of these statements does not have a material effect on the Company's financial statements.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for the Company on January 1, 2000. SFAS No. 133 requires companies to report derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company is currently reviewing the standard and its effect on the financial statements.

    In October 1998, the FASB issued SFAS No 134, "Accounting for Certain Mortgage Banking Activities". This Statement is effective for the Company in 1999. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

    The American Institute of Certified Public Accountants (AICPA) has issued Statement of Position (SOP) 97-2, "Software Revenue Recognition". The adoption of this Statement does not have a material effect on the Company's financial statements.

    In 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", and SOP 98-5, "Reporting on the Costs of Start-Up Activities". The adoption of these Statements does not have a material effect on the Company's financial statements.