Form 10-Q
period 1999-03-31
TURBOCHEF TECHNOLOGIES INC
filed 1999-05-17
CIK 916545

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                        ------------------------------
                                   Form 10-Q


         (Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Quarter ended March 31, 1999
                                      OR
         [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from
                          ___________ to ____________


                        Commission File Number 0-23478

                        ------------------------------



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


     Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.


                                               Number of Shares Outstanding
         Title of Each Class                            at May 14, 1998
         -------------------                            ---------------
    Common Stock, $0.01 Par Value                           15,083,706

                         TURBOCHEF TECHNOLOGIES, INC.
                               TABLE OF CONTENTS

Form 10-Q Item                                                              Page
--------------                                                              ----

Part I.   Financial Information

     Item 1.  Financial Statements

              Condensed Balance Sheets as of March 31, 1999 (unaudited)
              and December 31, 1998........................................  3

              Condensed Statements of Operations (unaudited) for
              the three months ended March 31, 1999 and 1998...............  4

              Condensed Statements of Cash Flows (unaudited) for
              the three months ended March 31, 1999 and 1998...............  5

              Notes to Condensed Financial Statements (unaudited)..........  6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................  8

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk... 14


Part II.  Other Information

     Item 1.  Legal Proceedings............................................ 15

     Item 2.  Changes in Securities and Use of Proceeds.................... 15

     Item 3.  Defaults Upon Senior Securities.............................. 15

     Item 4.  Submission of Matters to a Vote of Security Holders.......... 15

     Item 5.  Other Information............................................ 15

     Item 6.  Exhibits and Reports on Form 8-K............................. 15

              Signatures................................................... 16

                          TurboChef Technologies, Inc.
                                 Balance Sheets
                    (Amounts in Thousands, Except Share Data)


                                                                   March 31,   December 31,
                                                                 ------------  ------------
                                                                     1999          1998
                                                                 ------------  ------------
                                                                 (Unaudited)
                                  Assets
                                  ------

Current assets:
Cash and cash equivalents                                        $      1,909  $        164
Marketable securities available for sale, at fair value                10,862        18,292
Marketable securities, pledged and at fair value                        6,879
Accounts receivable, net                                                  832           914
Inventories, net                                                          820           762
Prepaid expenses                                                           31            41
                                                                 ------------  ------------
                               Total current assets                    21,333        20,173
                                                                 ------------  ------------

Property and equipment:
  Leasehold improvements                                                  129           130
  Furniture and fixtures                                                  524           475
  Equipment                                                               497           456
                                                                 ------------  ------------
                                                                        1,150         1,061
  Less accumulated depreciation and amortization                         (615)         (563)
                                                                 ------------  ------------
                               Net property and equipment                 535           498
                                                                 ------------  ------------

Investment in derivatives                                               1,780            --
Other assets                                                              126           129
                                                                 ------------  ------------
                               Total assets                      $     23,774  $     20,800
                                                                 ============  ============

                   Liabilities and Stockholders' Equity
                   ------------------------------------

Current liabilities:
  Accounts payable                                               $        122  $        571
  Accrued payroll                                                         346           223
  Accrued warranty costs                                                  177           259
  Accrued expenses                                                        319           474
  Deferred revenue                                                         48            49
  Other                                                                    28            31
                                                                 ------------  ------------
                               Total current liabilities                1,040         1,607

Long-term liabilities:
Long-term debt                                                          5,109            --
Accrued interest                                                           46            --
                                                                 ------------  ------------
                               Total long-term liabilities              5,155            --

                               Total liabilities                        6,195         1,607

Commitments and contingencies                                              --            --

Stockholders' equity
  Common stock, $.01 par value. Authorized 50,000,000 shares
  Issued 14,828,706 and 14,659,134 shares at March 31, 1999
  and December 31, 1998, respectively                                     149           148
  Additional paid-in capital                                           32,946        32,435
  Notes receivable from employees                                        (110)           --
  Accumulated deficit                                                 (22,696)      (21,231)
  Accumulated other comprehensive income                                7,741         8,292
  Treasury stock - at cost 32,130 at March 31, 1999 and
  December 31, 1998, respectively                                        (451)         (451)
                                                                 ------------  ------------
                               Total stockholders' equity              17,579        19,193
                                                                 ------------  ------------

Total liabilities and stockholders' equity                       $     23,774  $     20,800
                                                                 ============  ============

                          TurboChef Technologies, Inc.
                            Statements of Operations
                    (Amounts in Thousands, Except Share Data)

                                                    Three Months Ended March 31,
                                                        1999              1998
                                                        ----              ----
Product sales                                      $        674      $        954
Research and development fees                             1,025               750
                                                   ------------      ------------
                      Total revenues                      1,699             1,704


Costs and expenses:
  Cost of goods sold                                        514               748
  Research and development expenses                         769               459
  Selling, general and administrative expenses            1,726             1,289
                                                   ------------      ------------
                      Total costs and expenses            3,009             2,496
                                                   ------------      ------------
                      Operating loss                     (1,310)             (792)
                                                   ------------      ------------


Other income (expense):
  Interest income                                             6                39
  Interest expense                                          (46)               --
  Dividend income                                            52                47
  Equity in loss of joint venture                            --               (65)
  Amortization of derivatives                              (162)               --
  Other income (expense)                                     (6)               (3)
                                                   ------------      ------------
                                                           (156)               18
                                                   ------------      ------------

                      Net loss                     $     (1,466)     $       (774)
                                                   ============      ============

Loss per common share - basic and diluted          $      (0.10)     $      (0.05)
                                                   ============      ============

 Weighted average number of
    common shares outstanding                        14,675,572        14,559,037
                                                   ============      ============

                          TurboChef Technologies, Inc.
                            Statements of Cash Flows
                             (Amounts in Thousands)

                                                                       Three Month Ended March 31,
                                                                            1999           1998
                                                                            ----           ----
Cash flows from operating activities:
   Net loss                                                            $   (1,466)     $     (774)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
         Equity in loss of joint venture                                       --              65
         Depreciation and amortization                                        187             117
         Amortization of derivative premium                                   162              --
         Provision for doubtful accounts                                       17               8
         Amortization of director compensation                                 --               7
         Decrease (increase) in accounts receivable                            65            (524)
         Decrease (increase) in inventories                                  (189)            228
         Decrease in prepaid expenses                                          10              45
         Increase (decrease) in accounts payable                             (449)             47
         Decrease in other expenses                                           (72)            (25)
                                                                       ----------      ----------
               Net cash used in operating activities                       (1,735)           (806)
                                                                       ----------      ----------

Cash flows from investing activities:
   Sales/purchase of marketable securities                                     --             812
   Investment in derivative securities                                     (1,942)             --
   Purchase of equipment                                                      (89)            (28)
                                                                       ----------      ----------
               Net cash provided by (used in) investing activities         (2,031)            784
                                                                       ----------      ----------

Cash flows from financing activities:
   Long-term debt                                                           5,109              --
   Exercise of stock options                                                   10              13
   Exercise of stock warrants                                                 392              50
                                                                       ----------      ----------
               Net cash provided by financing activities                    5,511              63
                                                                       ----------      ----------

Net increase (decrease) in cash and cash equivalents                        1,745              41
Cash and cash equivalents at beginning of period                              164           1,397
                                                                       ----------      ----------
Cash and cash equivalents at end of period                             $    1,909      $    1,438
                                                                       ==========      ==========
Long-term debt

                         TURBOCHEF TECHNOLOGIES, INC.
                    Notes to Condensed Financial Statements

                                  (Unaudited)
                                March 31, 1999

General
-------

     The financial statements of TurboChef Technologies, Inc. (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and have not been audited by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The December 31, 1998 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles ("GAAP"). The Company believes that other disclosures contained herein, when read in conjunction with the financial statements and notes included in the Company's Annual Report for the fiscal year ended December 31, 1998 on Form 10-K, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included in the aforementioned Form 10-K. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

     Basic net loss per common share is based on 14,675,572 and 14,559,037 weighted average shares outstanding for the three months ended March 31, 1999 and 1998, respectively. For the three months ended March 31, 1999 and 1998, the Company did not report any incremental shares of potentially dilutive stock as their effect was antidilutive.

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Comprehensive Income, on January 1, 1998. This statement requires the Company to report comprehensive income and its components with the same prominence as other financial statements in its December 31, 1998 financial statements. Comprehensive income describes the total of all components of comprehensive income, including net income and other comprehensive income.
Other comprehensive income refers to all revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. For the three month period ended March 31, 1999, comprehensive income was ($2,017,000) of which ($1,466,000) was net loss and of which ($551,000) was the change in net unrealized gain on marketable securities. For the three-month period March 31, 1998, comprehensive income was $3,276,000 of which ($774,000) was net loss and of which $4,050,000 was the change in net unrealized gain on marketable securities.

Notes Receivable from Employees
-------------------------------

In February, March and April 1999, the Company loaned an aggregate of $37,500, $72,500 and $600,000, respectively, to five of its employees. The loaned amounts were used by the employees to exercise 284,000 (15,000 in February, 29,000 in March and 240,000 in April) stock options at an exercise price of $2.50 per share. All loans to employees are full-recourse and are secured by the underlying securities and the general assets of each employee. Each loan has a term of five years and is payable, along with accrued interest, in February, March and April 2004. The notes are recorded as a reduction to Stockholders' Equity. The notes bear interest at a rate of 4.8%. The market rate of interest on March 31, 1999 was 7.0%, based upon margin rates obtained through various discount brokers. The difference between interest earned by the Company on the notes and the market rate of interest is recorded as compensation expense. Total compensation expense related to notes receivable from the employees was less than $1,000 in the quarter ended March 31, 1999.

Secured Borrowings
------------------

On January 14, 1999, the Company established a revolving credit facility with Banque AIG, London Branch (an affiliate of American International Group, Inc. ("AIG")). The AIG facility provides for the Company to pledge its Maytag shares in the form of a "Variable Stock Transaction" and to receive cash advances against the value of the Maytag shares. In January 1999, the Company received advances from its credit facility in the amount of $3.4 million. This advance bears an imputed interest rate of 5.8% and is due in January 2002. In April 1999, the Company received additional advances of $1.7 million. This advance bears an interest rate of 6.3% and is due in January 2002. Both advances have been secured by pledging an aggregate of 140,000 shares of the Company's Maytag stock. AIG has received a first priority secured interest in the pledged shares of the Company's Maytag stock. The Company is currently in compliance with all of its debt covenants. As of May 14, 1999, Maytag has granted TurboChef the ability to sell or pledge 100% of the Maytag shares. Previously, 50% of the shares were not available until September 26, 1999. Accordingly, the Company has an additional $8.7 million in advances available through the AIG Facility as of May 14, 1999. The Company has an additional $315,000 available through a secured financing agreement with its bank. Interest expense relating to its secured borrowings was $46,000 for the quarter ended March 31, 1999.

Derivative Financial Instruments
--------------------------------

As part of its strategic alliance efforts, the Company invested in equity securities of Maytag Corporation. These securities are subject to fluctuations from market value changes in stock prices. To mitigate this risk, the Company hedged its investment in Maytag securities by purchasing, on January 14, 1999, put options to sell the 293,846 shares of Maytag common stock owned by the Company. The purchase of the put options required an initial cash outlay (the "premium" amount) of $1.9 million. The premium is amortized over three years, the life of the investment. The purchased put options protect the Company from a decline in the market value of the security below a minimum level of approximately $57.00/share (the put "strike" price). The total value the put options are at risk is equal to the unamortized premium, which was $1,780,000 as of March 31, 1999. The Company's purchased put options are accounted for as a hedge of its investment in the Company's Maytag stock in accordance with GAAP. Hedge accounting under GAAP requires the following criteria to be met (i) the item to be hedged is exposed to price risk (ii) the options position reduces the price exposure and (iii) the options position is designated as a hedge. No options have been purchased to cover the Company's investment in Maytag stock after January 14, 2002.

The Company could be exposed to losses related to the above financial instrument should its counterparty default. This risk is mitigated through credit monitoring procedures.

Item 2:   Management Discussion and Analysis of Financial Condition and Results
          ---------------------------------------------------------------------
          of Operations
          -------------

General

     TurboChef Technologies, Inc. ("the Company") was incorporated on April 3, 1991. The Company is a technology development firm that intends to be the recognized leader in innovation for residential and commercial appliances. Currently, it is engaged in designing, developing and marketing proprietary "rapid-cook" systems. Prior to its name change in July 1998, the Company operated under the name TurboChef, Inc.

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

     The Company believes its long-term success is dependent on its core competencies of developing new technologies and products for the foodservice and residential appliance industries. Consequently, the Company has sought to establish alliances with major firms with strengths in manufacturing, sales, marketing and distribution. An alliance of this nature was successfully established in September 1997, when the Company announced a Strategic Alliance with Maytag Corporation to jointly develop new products incorporating the Company's technologies. The Alliance entailed a mutual exchange of each company's common stock valued at approximately $10 million and Maytag's payment to the Company for certain research and development activities related to targeted product initiatives. The Company also announced in July 1998 that the Maytag Alliance had been expanded to establish a cooperative effort to market and sell commercial cooking products in North America. During the first quarter of 1999, the Company and G.S. Blodgett Corporation, a wholly owned subsidiary of Maytag, engaging in the manufacturing and sales of commercial foodservice equipment, began arranging for the transition of the manufacturing of the Company's commercial unit to Blodgett's facilities. The Maytag Alliance will enable the Company to focus on its core competency of technology development while utilizing the strengths of well-established leaders within the commercial and residential appliance industries to manufacture, market, and distribute the Company's products in North America.

     The Company will continue to pursue business growth through implementation of the following strategies: (i) joint development and commercialization of residential and commercial products in North America through the Maytag Alliance, (ii) pursuit of strategic alliances and license agreements outside North America, (iii) continued marketing to European and Japanese restaurants, hotels, convenience stores and other foodservice operators, (iv) continued development of new hardware, software and food solutions for residential and commercial applications utilizing the Company's patented technologies and (v) the development of new technologies. The Company's future profitability will depend upon, among other things, the successful implementation of these initiatives.

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

Results of Operations for the Quarter Ended March 31, 1999 Compared to the Quarter Ended March 31, 1998

     Revenues for the quarter ended March 31, 1999 were $1,699,000, compared to revenues of $1,704,000 for the quarter ended March 31, 1998. This decrease is primarily attributable to a reduction in sales of commercial cooking systems, offset by an increase in research and development fees received pursuant to the Maytag Alliance.

     Cost of sales for the quarter ended March 31, 1999 were $514,000, a decrease of $234,000 when compared to $748,000 for cost of sales in the quarter ended March 31, 1998. This decrease is principally attributable to a reduction in sales of commercial cooking systems and a decrease in costs associated with the Company's extended warranty program.

     Gross profit on total net sales for the quarter ended March 31, 1999 increased $229,000 to $1,185,000 when compared to gross profit on total net sales of $956,000 during the quarter ended March 31, 1998. The increase is primarily attributable to the increase in revenues received pursuant to the Maytag Alliance. Gross margin on net cooking system sales was 36% during the quarter ended March 31, 1999, compared to 36% for the quarter ended March 31, 1998.

     Research and development expenses for the quarter ended March 31, 1999 increased $310,000, to $769,000, as compared to $459,000 for the quarter ended March 31, 1998. The increase is due to significant additions of engineering and technical personnel to support the Company's product development requirements associated primarily with the Maytag Alliance projects. Furthermore, the Company established an accelerated life cycle testing facility for the durability and reliability testing of the Company's products.

     Selling, general and administrative expenses for the quarter ended March 31, 1999 increased $437,000, to $1,726,000 from comparable expenses of $1,289,000 for the quarter ended March 31, 1998. The increase over the first quarter of 1998 is due to the addition of executive officers and other administrative support personnel along with the transition of the European sales and marketing organization under the Company's sole direction from its former joint venture, TurboChef Europe.

     Other income/(expense) was ($156,000) for the quarter ended March 31, 1999, compared to $18,000 for the quarter ended March 31, 1998. The increase in expense is primarily due to the amortization of the derivative investment in a "put-option" on the Maytag stock owned by the Company. This non-cash charge for the quarter was $162,000 (for additional information, refer to the "Liquidity and Capital Resources" and "Authoritative Pronouncements" sections of this document).

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

     Since October 1997, the Company's capital requirements have been met in part by Maytag. In accordance with the Maytag Alliance, the Company has been paid aggregate research and development fees of $5.9 million ($250,000 per month from October 1997 through March 1998, $300,000 from April through July 1998, $425,000 from August through January 1999 and $300,000 through March 1999) for technology transfer initiatives by the Company. In March 1998, the initial project was extended for one year and Maytag increased the monthly payment from $250,000 to $300,000 per month for the term of the extension. In July 1998, a commercial sales agreement was announced and the monthly payment increased to $425,000 for six months. The increase to $425,000 ended in January 1999. The remaining monthly payments of $300,000 ended in March 1999. The Maytag Alliance, however, is ongoing, and provides for the opportunity to establish additional residential and commercial product development projects in the future. Accordingly, future revenues from the Maytag Alliance will depend upon the establishment of additional fee based research and development projects with Maytag and royalties from the successful commercialization and sales of the products that embody the Company's technologies. However, if additional projects are not initiated with Maytag there is no assurance that the Company would be able to find alternate sources of funding on acceptable terms for further research and development of current and future products. This could have a significant adverse impact on the Company's current and future operations.

     In January 1999, the Company terminated an existing revolving credit agreement with its bank and entered into an agreement with Banque AIG, London Branch (an affiliate of American International Group, Inc. ("AIG")). The AIG facility provides for the Company to pledge its Maytag shares in the form of a "Variable Stock Transaction" and to receive cash advances against the value of the Maytag shares. All advances mature within three years and bear interest at LIBOR plus 0.75%, on the date of this advance. At the end of the three-year term, the Company may satisfy any outstanding obligation by surrendering Maytag shares equal to the fair value of the obligation or with cash. The transaction allows the Company to benefit from the appreciation over $63.25 per share in the Maytag share price over the three-year period and provides down-side protection to the Company in the form of a "put option" for the 293,846 shares of Maytag stock. The put option establishes a minimum realizable value for the Maytag shares of approximately $57 per share.

     As of May 14, 1999, the Company had pledged 140,000 shares of the Maytag stock in connection with the AIG Facility and received advances totaling $5.2 million. In addition, Maytag has granted TurboChef the ability to sell or pledge 100% of the Maytag shares, effective May 14, 1999. Previously, 50% of the shares were not to be available until September 26, 1999. Accordingly, the Company has an additional $8.7 million in advances through the AIG Facility as of May 14, 1999.

     In February 1999, the Company entered into an agreement with its bank to support general corporate requirements. The credit agreement is set to expire in February 2000. The agreement is secured by 6,923 shares of Maytag common stock owned by the Company. The Company can borrow up to the lesser of $315,000 or 75% of the market value of the Maytag stock at market rates of interest.

     Management believes that cash flows from operations and advances from the AIG Facility and borrowings under the bank agreement will be adequate to fund the Company's operations during the fiscal year 1999.

     At March 31, 1999, the Company had working capital of $20,293,000 as compared to working capital of $18,566,000 at December 31, 1998. The $1,727,000 working capital increase is primarily due to increases in cash and cash equivalents provided by the AIG facility. For the quarter ended March 31, 1999, accounts receivable turnover was 3.8 compared to 5.0 during the quarter ended March 31, 1998. The decrease in accounts receivable turnover principally relates to uncollected amounts from certain European customers.

     Cash used in operating activities was $1,735,000 for the quarter ended March 31, 1999 as compared to cash used in operating activities of $806,000 for the quarter ended March 31, 1998. The net loss in the first quarter of 1999 included $366,000 of non-cash contributions to net loss, compared to $197,000 in 1998. Major factors leading to the increase in net cash used in operating activities for the quarter ended March 31, 1999 were decreases in accounts payable ($449,000) and increases in inventory ($189,000). Cash used in investing activities for the quarter ended March 31, 1999 was $2,031,000, consisting of an investment in derivatives of $1,942,000 and equipment purchases of $89,000. Cash provided by financing activities was $5,511,000 for the quarter ended March 31, 1999, of which $5,109,000 was obtained through advances from the AIG facility and $402,000 was obtained through the exercise of stock options and warrants. At March 31, 1999, the Company had cash and cash equivalents of $1,909,000, compared to cash and cash equivalents of $164,000 at December 31, 1998.

Year 2000 Issues

     The Company, like other businesses, is facing the Year 2000 issue. The Year 2000 issue arises from the past practice of utilizing two digits (as opposed to four) to represent the year in some computer programs and software. If uncorrected, this could result in computational errors as dates are compared across the century boundary. Since the software used in the Company's patented cooking system does not utilize an internal calendar, the Company believes that, for the most part, it will be unaffected by Year 2000 issues.

     Through May 7, 1999, the Company has had the majority of its internal software and hardware tested and made Year 2000 compliant, where necessary. The Company currently plans to have all of its hardware, software and embedded systems contained in the Company's equipment tested by June 30, 1999 and, if necessary, made Year 2000 compliant no later than September 30, 1999.

     While Year 2000 costs incurred to date have not been material, the Company believes it will continue to incur costs related to Year 2000 readiness throughout 1999. Furthermore, the Company believes that future costs associated with achieving Year 2000 readiness will not be material, however, there is no guarantee that the Company's operations will not be materially impacted by these costs.

     The failure of the Company's third party vendors to be Year 2000 ready could prevent or delay the manufacturing or shipping products, providing customer support and completing transactions, all of which could have a material adverse affect on the Company's business, operating results and financial condition. The Company is currently working on plans to assess the Year 2000 readiness of its major third party vendors as well as developing contingency plans as it relates to its operations and major third party vendors. These plans should be completed by the end of the second quarter 1999.

Authoritative Pronouncements

     The Financial Accounting Standards Board (FASB) has recently issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", and SFAS No. 132, "Employers' Disclosure about Pensions and Other Post-Retirement Benefits". These Statements are effective for the Company in 1998. The adoption of these statements does not have a material effect on the Company's financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective and will be adopted by the Company on January 1, 2000. SFAS No. 133 requires companies to report derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Under FASB 133, the Company's derivative investments would be marked to market on a quarterly basis and any gain or loss would be recorded within the Company's Condensed Statements of Operations. On March 31, 1999, the fair market value of the Company's derivative instruments were $1,851,000.

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

Forward Looking Statements

     The Company has utilized the proceeds from the June 1996 Offering, and has used the proceeds received from the Maytag Alliance, to strengthen its management team and support its product development activities. The Company has completed the current phase of targeted research and development and the associated per month payments ended in January and March 1999, respectively. The Maytag Alliance, however, is ongoing, and provides for the opportunity to establish additional residential and commercial product development projects in the future. Future revenues from the Maytag Alliance will depend upon the establishment of additional fee based research and development projects with Maytag and royalties from the successful commercialization and sales of the products that embody the Company's technologies.

     The Company's goals are to continue its development of innovative and commercially viable products, to support the Maytag Alliance efforts and to establish additional strategic alliances and license agreements outside North America. To ensure financing for corporate activities, in January 1999 the Company on the date of the advance entered into the AIG Facility. The AIG Facility provides for the Company to pledge its Maytag shares in the form of a "Variable Stock Transaction" and to receive cash advances against the value of the Maytag shares. All advances mature within three years and bear interest at LIBOR plus 0.75%, on the date of the advance. At the end of the three-year term, the Company may satisfy any outstanding obligation by surrendering Maytag shares equal to the fair value of the obligation or with cash. The transaction allows the Company to benefit from the appreciation over $63.25 per share in the Maytag share price over the three-year period and provides down-side protection to the Company in the form of a "put option" for the 293,846 shares of Maytag stock. The put option establishes a minimum realizable value for the Maytag shares of approximately $57 per share. As of April 30, 1999, the Company had pledged 140,000 shares of the Maytag stock and received advances totaling $5.2 million. The Company has approximately $1.6 million in advances available on May 14, 1999. Once the additional 146,923 Maytag shares are pledged, the Company will have available approximately $7.1 million in additional advances. In addition, in February 1999 the Company entered into an agreement with its bank to support general corporate requirements. This credit agreement is set to expire in February 2000 and is secured by 6,923 shares of Maytag common stock owned by the Company. The Company can borrow up to the lesser of $315,000 or 75% of the market value of the Maytag stock at market rates of interest.

     The Company's future performance will be subject to a number of business factors, including those beyond the Company's control, such as economic downturns and evolving industry needs and preferences, as well as to the level of the Company's competition and the ability of the Company to successfully market its products and effectively monitor and control its costs. The Company believes that increases in revenues sufficient to offset its expenses could be derived from its currently proposed plans within the next 9 to 15 months, if such plans are successfully completed. These plans include: (i) joint development and commercialization of residential and commercial products in North America through the Maytag Alliance, (ii) pursuit of strategic alliances and license agreements outside North America, (iii) continued marketing to European and Japanese restaurants, hotels, convenience stores and other foodservice operators, and (iv) continued development of new hardware, software and food solutions for residential and commercial applications. However, there can be no assurance that the Company will be able to successfully implement any of the foregoing plans, that either its revenues will increase or its rate of revenue growth will continue or that it will ever be able to achieve profitable operations.

     As of March 31, 1999, the amount of backlog orders believed to be firm was approximately $0.5 million, as compared to approximately $0.4 million as of December 31, 1998. The Company anticipates that the majority of this backlog will be filled during the current year.

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

Item 3:   Quantitative and Qualitative Disclosures about Market Risk
          ----------------------------------------------------------

     In January 1999, the Company invested approximately $1.9 million to purchase a "put option" that covered all of the Company's Maytag stock. The function of the put option is to guarantee a minimum value of the Company's Maytag stock for a three-year period. This put option is an integral part of the AIG credit facility as it established a minimum borrowing base from which the Company could draw upon from time to time. The market value of the put option will be based upon the current price of Maytag stock and the amount of time remaining on the option. The Company is currently amortizing this investment on a straight-line basis, over a three-year period. The maximum potential exposure that the Company has, with respect to the put option, is $1.9 million, the initial cost of the investment. For further information regarding the Company's credit facility see the "Liquidity and Capital Resources" and "Notes to Condensed Financial Statements" sections of this document.

Part II.  Other Information

     Item 1.   Legal Proceedings

               None

     Item 2.   Changes in Securities and Use of Proceeds.

               None

     Item 3.   Defaults Upon Senior Securities

               None

     Item 4.   Submission of Matters to a Vote of Security Holders

               None

     Item 5.   Other Information

               None

     Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    None

               (b)  Reports on Form 8-K

                    None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TURBOCHEF TECHNOLOGIES, INC.


                                    By:/s/ Dennis J. Jameson
                                       -----------------------------------
                                       Dennis J. Jameson
                                       Executive Vice President and Chief
                                       Financial Officer
                                       (Principal Financial Officer)

Dated May 17, 1999