Form 10-Q
period 1999-06-30
TURBOCHEF TECHNOLOGIES INC
filed 1999-08-16
CIK 916545

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                           -------------------------
                                   Form 10-Q

         (Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Quarter ended June 30, 1999
                                         OR
         [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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


   Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.


                                          Number of Shares Outstanding
             Title of Each Class                at August 6, 1999
             -------------------                -----------------
       Common Stock, $0.01 Par Value               15,090,373

                         TURBOCHEF TECHNOLOGIES, INC.
                               TABLE OF CONTENTS

Form 10-Q Item                                                              Page
--------------                                                              ----

Part I.    Financial Information

     Item 1.   Financial Statements

               Condensed Balance Sheets as of June 30, 1999 (unaudited)
               and December 31,1998........................................... 3

               Unaudited Interim Condensed Statements of Operations for the
               three and six months ended June 30, 1999 and 1998.............. 4

               Unaudited Interim Condensed Statements of Cash Flows for the
               six months ended June 30, 1999 and 1998........................ 5

               Notes to the Interim Condensed Financial Statements............ 6

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................... 9

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk.....16

Part II.   Other Information

     Item 1.   Legal Proceedings..............................................17

     Item 2.   Changes in Securities and Use of Proceeds......................17

     Item 3.   Defaults Upon Senior Securities................................17

     Item 4.   Submission of Matters to a Vote of Security Holders............17

     Item 5.   Other Information..............................................18

     Item 6.   Exhibits and Reports on Form 8-K...............................18

               Signatures.....................................................19

                         TurboChef Technologies, Inc.
                           Condensed Balance Sheets
                   (Amounts in Thousands, Except Share Data)

                                                                         June 30,          December 31,
                                                                         --------          ------------
                                                                           1999                1998
                                                                           ----                ----
                                                                       (Unaudited)
                                 Assets
                                 ------
Current assets:
  Cash and cash equivalents                                             $  1,975             $    164
  Marketable securities available for sale, at fair value                 10,257               18,292
  Marketable securities - pledged, at fair value                          10,257                 --
  Accounts receivable, net of allowance for doubtful accounts
  of $86 and $92 at June 30, 1999 and December 31, 1998, respectively        838                  914
  Inventories, net                                                            23                  762
  Prepaid expenses                                                             8                   41
                                                                        --------             --------
                   Total current assets                                   23,358               20,173
                                                                        --------             --------

  Property and equipment:
  Leasehold improvements                                                     168                  130
  Furniture and fixtures                                                     585                  475
  Equipment                                                                  508                  456
                                                                        --------             --------
                                                                           1,261                1,061
  Less accumulated depreciation and amortization                            (667)                (563)
                                                                        --------             --------
                   Net property and equipment                                594                  498
                                                                        --------             --------

Investment in derivatives                                                  1,619                 --
Other assets                                                                 123                  129
                                                                        --------             --------
                   Total assets                                         $ 25,694             $ 20,800
                                                                        ========             ========
                        Liabilities and Stockholders' Equity
                        ------------------------------------
Current liabilities:
  Accounts payable                                                      $    234             $    571
  Accrued payroll                                                            483                  223
  Accrued warranty costs                                                     236                  259
  Accrued expenses                                                           199                  474
  Deferred revenue                                                            61                   49
  Other                                                                       63                   31
                                                                        --------             --------
                   Total current liabilities                               1,276                1,607
Long-term liabilities:
Long-term debt                                                             6,681                 --
Accrued interest                                                             130                 --
                                                                        --------             --------
                   Total long-term liabilities                             6,811                 --

                   Total liabilities                                       8,087                1,607

Commitments and contingencies                                               --                   --

Stockholders' equity
  Common stock, $.01 par value. Authorized 50,000,000 shares
    Issued 15,090,373 and 14,659,134 shares at June 30, 1999
    and December 31, 1998, respectively                                      151                  147
  Additional paid-in capital                                              33,613               32,436
  Accumulated deficit                                                    (25,506)             (21,231)
  Accumulated other comprehensive income                                  10,514                8,292
  Notes receivable from employees                                           (714)                --
  Treasury stock - at cost 32,130 shares in 1999 and 1998                   (451)                (451)
                                                                        --------             --------
                   Total stockholders' equity                             17,607               19,193
                                                                        --------             --------

Total liabilities and stockholders' equity                              $ 25,694             $ 20,800
                                                                        ========             ========

                         TurboChef Technologies, Inc.
             Unaudited Interim Condensed Statements of Operations
                   (Amounts in Thousands, Except Share Data)



                                               Three Months Ended June 30,        Six Months Ended June 30,
                                                     1999        1998                  1999         1998
                                                     ----        ----                  ----         ----
Product sales                                     $ 1,352     $   749              $  2,026     $  1,703
Research and development fees                           -         900                 1,025        1,650
                                               ----------  ----------            ----------   ----------
        Total revenues                              1,352       1,649                 3,051        3,353

Costs and expenses:
 Cost of goods sold                                 1,097         718                 1,611        1,466
 Research and development expenses                    924         385                 1,693          844
 Selling, general and administrative expenses       1,958       1,411                 3,684        2,701
                                               ----------  ----------            ----------   ----------
        Total costs and expenses                    3,979       2,514                 6,988        5,011
                                               ----------  ----------            ----------   ----------
        Operating loss                             (2,627)       (865)               (3,937)      (1,658)
                                               ----------  ----------            ----------   ----------

Other income (expense):
 Interest income                                       17          29                    23           66
 Interest expense                                     (84)          -                  (130)           -
 Dividend income                                       53          47                   105           94
 Equity in loss of joint venture                        -        (115)                    -         (180)
 Amortization of derivatives                         (162)          -                  (324)           -
 Other income (expense)                                (7)         13                   (12)          13
                                               ----------  ----------            ----------   ----------
                                                     (183)        (26)                 (338)          (7)
                                               ----------  ----------            ----------   ----------

        Net loss                               $   (2,810) $     (891)           $   (4,275)  $   (1,665)
                                               ==========  ==========            ==========   ==========

 Loss per common share - basic and diluted     $    (0.19) $    (0.06)           $    (0.29)  $    (0.11)
                                               ==========  ==========            ==========   ==========

 Weighted average number of common
  shares outstanding                           15,071,893  14,578,173            14,874,827   14,568,658
                                               ==========  ==========            ==========   ==========

                         TurboChef Technologies, Inc.
             Unaudited Interim Condensed Statements of Cash Flows
                            (Amounts in Thousands)

                                                                     Six Month Ended June 30,
                                                                    1999                  1998
                                                              ----------------      -----------------
Cash flows from operating activities:
   Net loss                                                           $(4,275)               $(1,665)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
         Equity in loss of joint venture                                    -                    180
         Depreciation and amortization                                    300                    235
         Amortization of investment in derivatives                        324                      -
         Non-cash compensation expense                                     21                      -
         Provision for doubtful accounts                                   36                     15
         (Increase) decrease in accounts receivable                        40                   (706)
         Decrease in inventories                                          543                    282
         Decrease in other assets                                          39                    110
         Increase (decrease) in accounts payable                         (337)                    28
         Increase (decrease) in accrued expenses                           92                    (10)
         Increase in other liabilities                                     44                    114
                                                            -----------------     ------------------
               Net cash used in operating activities                   (3,173)                (1,417)
                                                            -----------------     ------------------

Cash flows from investing activities:
   Sales/(purchase) of marketable securities                                -                     79
   Investment in derivatives                                           (1,943)                     -
   Equipment and leasehold improvements                                  (200)                   (60)
                                                            -----------------     ------------------
               Net cash provided by (used in) investing                (2,143)                    19
                activities
                                                            -----------------     ------------------

Cash flows from financing activities:
   Borrowings under long-term debt                                      6,681                      -
   Exercise of stock options                                              768                     13
   Exercise of stock warrants                                             392                    165
   Notes receivable                                                      (714)                     -
                                                            -----------------     ------------------
               Net cash provided by financing activities                7,127                    178
                                                            -----------------     ------------------

Net increase (decrease) in cash and cash equivalents                    1,811                 (1,220)
Cash and cash equivalents at beginning of period                          164                  1,397
                                                            -----------------     ------------------
Cash and cash equivalents at end of period                            $ 1,975                $   177
                                                            =================     ==================

                         TURBOCHEF TECHNOLOGIES, INC.
                Notes to Interim Condensed Financial Statements
           (Information relating to the three and six month periods
                      ended June 30, 1999 are unaudited)
                                 June 30, 1999

1) General

  TurboChef Technologies, Inc. ("the Company") is a technology development firm that intends to be the leader in innovation for residential and commercial appliances. Currently, it is engaged in designing, developing and marketing proprietary cooking systems. These systems use microprocessors to precisely control the distribution of energy used to cook food over time and across space. Consequently, they achieve higher cooking speeds and/or quality levels than are achievable with conventional cooking technologies. In addition, the microprocessors give the cooking systems the ability to communicate with users and service personnel over computer networks. Management believes that the Company operates in one primary business segment.

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

  During the second quarter of 1999, the Company substantially completed the transition of its North American Sales and Marketing responsibilities to G.S. Blodgett Corporation ("Blodgett"), a wholly owned subsidiary of Maytag, engaging in the manufacturing and sales of commercial foodservice equipment. In addition, Blodgett has also adopted the responsibility of manufacturing of the Company's commercial products. The Maytag Alliance will enable the Company to focus on its core competency of technology development while utilizing the strengths of well-established leaders within the commercial and residential appliance industries to manufacture, market, and distribute the Company's products in North America. Upon its successful implementation, this alliance, and others like it, will provide the Company with royalties from the sale of products utilizing its patented technologies and allow the Company to focus its financial resources on the development of new products as well as new markets.

2) Interim Condensed Financial Statements

  The financial statements of TurboChef Technologies, Inc. (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and have not been audited by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The December 31, 1998 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles ("GAAP"). The Company believes that other disclosures contained herein, when read in conjunction with the financial statements and notes included in the Company's Annual Report for the fiscal year ended December 31, 1998 on Form 10-K, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included in the aforementioned Form 10-K. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

  Basic net loss per common share is based on 15,071,893 and 14,578,173 weighted average shares outstanding for the three months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998 basic net loss per common share is based on 14,874,827 and 14,568,658 weighted average shares outstanding, respectively. For both the three and six month periods ended June 30, 1999 and 1998, the Company did not report any incremental shares of potentially dilutive stock as their effect was antidilutive.

  The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Comprehensive Income, on January 1, 1998. This statement requires the Company to report comprehensive income and its components with the same prominence as other financial statements in its December 31, 1998 financial statements. Comprehensive income describes the total of all components of comprehensive income, including net income and other comprehensive income.
Other comprehensive income refers to all revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. For the six month period ended June 30, 1999, comprehensive income was ($2,053,000) of which ($4,275,000) was net loss and of which $2,222,000 was the change in net unrealized gain on marketable securities. For the six month period June 30, 1998, comprehensive income was $1,880,000 of which ($1,665,000) was net loss and of which $3,545,000 was the change in net unrealized gain on marketable securities.

  Investments in marketable securities at June 30, 1999 and December 31, 1998 consisted of Maytag common stock. These securities are classified as available-for-sale under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are stated at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

3) Notes Receivable from Employees

  In February, March and April 1999, the Company loaned an aggregate of $37,500, $72,500 and $600,000, respectively, to three of its employees and two of the Company's directors. The loaned amounts were used by such employees and directors to exercise 284,000 (15,000 in February 1999, 29,000 in March 1999 and 240,000 in April 1999) stock options at an exercise price of $2.50 per share. All such loans are full-recourse and are secured by the underlying securities and the general assets of the respective borrower. Each loan has a term of five years and is payable, along with accrued interest, in February, March and April 2004. The notes are recorded as a reduction to Stockholders' Equity. The notes bear interest at a rate of 4.8%. The market rate of interest on June 30, 1999 was 7.0%, based upon margin rates obtained through various discount brokers.
The difference between interest earned by the Company on the notes and the market rate of interest is recorded as compensation expense. Total compensation expense related to notes receivable from such employees and directors was $4,000 for the six months ended June 30, 1999.

4) Derivative Financial Instruments

  As part of its strategic alliance efforts, the Company invested in equity securities of Maytag Corporation. These securities are subject to fluctuations from market value changes in stock prices. To mitigate this risk, the Company hedged its investment in Maytag securities by purchasing, on January 14, 1999, put options to sell the 293,846 shares of Maytag common stock owned by the Company. The purchase of the put options required an initial cash outlay (the "premium" amount) of $1.9 million. The premium is amortized over three years, the life of the investment. The purchased put options protect the Company from a decline in the market value of the security below a minimum level of approximately $57.00 per share (the put "strike" price). The total value of the put options at risk is equal to the unamortized premium, which was $1,619,000 as of June 30, 1999. The Company's purchased put options are accounted for as a hedge of its investment in the Company's Maytag stock in accordance with GAAP. Hedge accounting under GAAP requires the following criteria to be met: (i) the item to be hedged is exposed to price risk (ii) the options position reduces the price exposure and (iii) the options position is designated as a hedge. No options have been purchased to cover the Company's investment in Maytag stock after January 14, 2002.

  The Company could be exposed to losses related to the above financial instrument should its counterparty default. This risk is mitigated through credit monitoring procedures.

5) Secured Borrowings

  On January 14, 1999, the Company established a revolving credit facility with Banque AIG, London Branch (an affiliate of American International Group, Inc. ("AIG Facility")). The AIG Facility provides for the Company to pledge its Maytag shares in the form of a "Variable Stock Transaction" and to receive cash advances against the value of the Maytag shares. In January 1999, the Company received advances from its credit facility in the amount of $3.4 million. This advance bears an imputed interest rate of 5.8% and is due in January 2002. In April and June 1999, the Company received additional advances of $1.7 million and $1.6 million, respectively. These advances bear imputed interest rates of 6.3% and 6.9%, respectively, and are due in January 2002. All advances have been secured by pledging an aggregate of 140,000 shares of the Company's Maytag stock. AIG has received a first priority secured interest in the pledged shares of the Company's Maytag stock. As of August 6, 1999, the Company was in compliance with all of its debt covenants. As of May 14, 1999, Maytag has granted the Company the ability to sell or pledge 100% of the Maytag shares. Previously, 50% of the shares were not available until September 26, 1999. Accordingly, the Company has up to $7.1 million in advances available through the AIG Facility as of August 6, 1999. The Company has an additional $315,000 available through a secured financing agreement with its bank. Interest expense relating to its secured borrowings was $84,000 for the quarter ended June 30, 1999.

6) Authoritative Pronouncements

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is now effective for fiscal years beginning after June 15, 2000. Previously, the Company would have had to adopt the Statement no later than January 1, 2000. Under the new guidelines, the Company will be required to adopt this Statement no later than January 1, 2001. SFAS No. 133 requires companies to report derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Under FASB 133, the Company's derivative investments would be marked to market on a quarterly basis and any gain or loss would be recorded within the Company's Condensed Statements of Operations. On June 30, 1999, the fair market value of the Company's derivative instruments was $1,078,000.

7) Subsequent Events

  In July 1999, the Company entered into an agreement with the Gas Research Institute (GRI) to develop natural gas-fueled versions of the Company's commercial and residential cooking systems. The agreement calls for the Company to receive $2 million over a six-month period, beginning in July 1999. In return, GRI will receive a royalty ranging from .0625% to .125% on sales of the Company's commercial and residential cooking systems, up to a maximum of $4 million. In addition, GRI has been granted 50,000 warrants to purchase the Company's common stock at $13.87 per share. The agreement grants GRI the option to extend the research and development payment for an additional six-month period. An extension to the agreement would provide additional royalty and warrant consideration to GRI. This option must be exercised prior to December 31, 1999.


Item 2: Management Discussion and Analysis of Financial Condition and Results of Operations

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

  The Company believes its long-term success is dependent on its core competencies of developing new technologies and products for the foodservice and residential appliance industries. Consequently, the Company has sought to establish alliances with major firms with strengths in manufacturing, sales, marketing and distribution. An alliance of this nature was successfully established in September 1997, when the Company announced a Strategic Alliance with Maytag Corporation to jointly develop new products incorporating the Company's technologies. The Alliance entailed a mutual exchange of each company's common stock valued at approximately $10 million and Maytag's payment to the Company for certain research and development activities related to targeted product initiatives. The Company also announced in July 1998 that the Maytag Alliance had been expanded to establish a cooperative effort to market and sell commercial cooking products in North America. During the first quarter of 1999, the Company and G.S. Blodgett Corporation ("Blodgett"), a wholly owned subsidiary of Maytag, engaging in the manufacturing and sales of commercial foodservice equipment, began arranging for the transition of the manufacturing of the Company's commercial unit to Blodgett's facilities. This transition was substantially completed during the second quarter of 1999. In addition to Blodgett's role as a manufacturer of the Company's commercial products, Blodgett has now begun to market and distribute the Company's commercial cooking systems throughout North America. The Maytag Alliance will enable the Company to focus on its core competency of technology development while utilizing the strengths of well-established leaders within the commercial and residential appliance industries to manufacture, market, and distribute the Company's products in North America.

  In July 1999, the Company entered into an agreement with the Gas Research Institute (GRI) to develop natural gas-fueled versions of the Company's commercial and residential cooking systems. GRI, established in 1976, manages cooperative research and development programs for its 327 members and the natural gas industry. GRI conducts research and development that benefits the entire industry and its customers; and targeted initiatives in which consortia and individual organizations partner with GRI to develop or apply technologies to improve their competitiveness and benefits to customers. Over 400 gas-related products and 600 patents have come from GRI-led initiatives.

   The agreement with GRI calls for the Company to receive $2 million in research & development fees over a six-month period, beginning in July 1999. In addition to the fees, the Company is allowed access to GRI's extensive patent portfolio and years of experience with natural gas related products. In return, GRI will receive a royalty ranging from .0625% to .125% on sales of the Company's commercial and residential cooking systems, up to a maximum of $4 million. In addition, GRI has been granted 50,000 warrants to purchase the Company's common stock at $13.87 per share. The agreement grants GRI the option to extend the research and development agreement for an additional six-month period. An extension to the agreement would provide additional royalty and warrant consideration to GRI. This option must be exercised prior to December 31, 1999.

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

Results of Operations for the Quarter Ended June 30, 1999 Compared to the Quarter Ended June 30, 1998

  Revenues for the quarter ended June 30, 1999 were $1,352,000, compared to revenues of $1,649,000 for the quarter ended June 30, 1998. This decrease is primarily attributable to the completion of the first phase of research and development projects and expiration of the related fees, received pursuant to the Maytag Alliance. This decrease was partially offset by an increase in the sales of commercial cooking systems.

  Cost of sales for the quarter ended June 30, 1999 were $1,097,000, an increase of $379,000 when compared to $718,000 for cost of sales in the quarter ended June 30, 1998. This increase is principally attributable to an increase in sales of commercial cooking systems.

  Gross profit on product sales for the quarter ended June 30, 1999 increased $224,000 to $255,000, when compared to gross profit on product sales of $31,000 during the quarter ended June 30, 1998. This increase is principally due to an increase in cooking system sales during the quarter and a decrease in costs associated with the Company's extended warranty program.

  Research and development expenses for the quarter ended June 30, 1999 increased $539,000, to $924,000, as compared to $385,000 for the quarter ended June 30, 1998. The increase is due to significant additions of engineering and technical personnel to support the Company's product development requirements primarily associated with Maytag Alliance projects. Furthermore, the Company established an accelerated life cycle testing facility for the durability and reliability testing of the Company's products.

  Selling, general and administrative expenses for the quarter ended June 30, 1999 increased $547,000, to $1,958,000 from comparable expenses of $1,411,000 for the quarter ended June 30, 1998. The increase over the first quarter of 1998 is due to the addition of executive officers and other administrative support personnel along with the transition of the European sales and marketing organization under the Company's sole direction from its former joint venture, TurboChef Europe.

  Other expense was $183,000 for the quarter ended June 30, 1999, compared to $26,000 for the quarter ended June 30, 1998. The increase in expense is primarily due to the amortization of the derivative investment in a "put-option" on the Maytag stock owned by the Company ($162,000) and accrued interest on the Company's long-term credit facility ($84,000). This was partially offset by a decrease in equity losses from the Company's former European joint venture, TurboChef Europe ($115,000). For additional information regarding the Company's derivative securities and credit facility, refer to the "Liquidity and Capital Resources" and "Authoritative Pronouncements" sections of this document.

Results of Operations for the Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998

  Revenues for the six months ended June 30, 1999 were $3,051,000, compared to revenues of $3,353,000 for the six months ended June 30, 1998. This decrease is primarily attributable to the completion of the first phase of research and development projects and expiration of the related fees, received pursuant to the Maytag Alliance. This decrease was partially offset by an increase in sales of commercial cooking systems.

  Cost of sales for the six months ended June 30, 1999 was $1,611,000, an increase of $145,000 when compared to $1,466,000 for cost of sales in the six months ended June 30, 1998. This increase is principally attributable to the increase in sales of commercial cooking systems.

  Gross profit on product sales for the six months ended June 30, 1999 increased $178,000 to $415,000, when compared to gross profit on product sales of $237,000 during the six months ended June 30, 1998. This increase is due to an increase in sales of cooking systems during the period.

  Research and development expenses for the six months ended June 30, 1999 increased $849,000, to $1,693,000, as compared to $844,000 for the six months ended June 30, 1998. The increase is due to significant additions of engineering and technical personnel to support the Company's product development requirements associated primarily with the Maytag Alliance projects. Furthermore, the Company established an accelerated life cycle testing facility for the durability and reliability testing of the Company's products.

  Selling, general and administrative expenses for the six months ended June
30, 1999 increased $983,000, to $3,684,000 from comparable expenses of $2,701,000 for the six months ended June 30, 1998. The increase over the first six months of 1998 is due to the addition of executive officers and other administrative support personnel along with the transition of the European sales and marketing organization under the Company's sole direction from its former joint venture, TurboChef Europe.

  Other expense was $338,000 for the six months ended June 30, 1999, compared to $7,000 for the six months ended June 30, 1998. The increase in expense is primarily due to the amortization of the derivative investment in a "put-option" on the Maytag stock owned by the Company ($324,000) and accrued interest on the Company's long-term credit facility ($130,000). This was partially offset by a decrease in equity losses from the Company's former European joint venture, TurboChef Europe ($180,000). For additional information regarding the Company's derivative securities and credit facility, refer to the "Liquidity and Capital Resources" and "Authoritative Pronouncements" sections of this document.

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

  In July 1999, the Company entered into an agreement with the Gas Research Institute (GRI) to develop natural gas-fueled versions of the Company's commercial and residential cooking systems. The agreement calls for the Company to receive $2 million over a six-month period, beginning in July 1999. In return, GRI will receive a royalty ranging from .0625% to .125% on sales of the Company's commercial and residential cooking systems, up to a maximum of $4 million. In addition, GRI has been granted 50,000 warrants to purchase the Company's common stock at $13.87 per share. The agreement grants GRI the option to extend the research and development payment for an additional six-month period. An extension to the agreement would provide additional royalty and warrant consideration to GRI. This option must be exercised prior to December 31, 1999.

  In January 1999, the Company terminated an existing revolving credit agreement with its bank and entered into an agreement with Banque AIG, London Branch (an affiliate of American International Group, Inc. ("AIG Facility")). The AIG Facility provides for the Company to pledge its Maytag shares in the form of a "Variable Stock Transaction" and to receive cash advances against the value of the Maytag shares. All advances mature within three years and bear interest at LIBOR plus 0.75%, on the date of the advance. At the end of the three-year term, the Company may satisfy any outstanding obligation by surrendering Maytag shares equal to the fair value of the obligation or with cash. The transaction allows the Company to benefit from all appreciation in the Maytag share price over the three-year period and provides down-side protection to the Company in the form of a "put option" for the 293,846 shares of Maytag stock. The put option establishes a minimum realizable value for the Maytag shares of approximately $57 per share.

  As of August 6, 1999, the Company had pledged 140,000 shares of the Maytag stock in connection with the AIG Facility and received advances totaling $6.7 million. In addition, Maytag has granted the Company the ability to sell or pledge 100% of the Maytag shares, effective May 14, 1999. Previously, 50% of the shares were not to be available until September 26, 1999. Consequently, the Company has up to $7.1 million in advances available through the AIG Facility as of August 6, 1999.

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

  At June 30, 1999, the Company had working capital of $22,082,000 as compared to working capital of $18,566,000 at December 31, 1998. Of the $22,155,000 in working capital, $10,256,000 has been pledged to secure the Company's long term debt obligations. The $3,516,000 working capital increase is primarily due to an increase in the value of the Company's Maytag stock and an increases in cash and cash equivalents provided by the AIG facility.

  Cash used in operating activities was $3,173,000 for the six months ended
June 30, 1999 as
compared to cash used in operating activities of $1,417,000 for the six months ended June 30, 1998. The net loss in the first six months of 1999 included $681,000 of non-cash charges, as compared to $430,000 in 1998. Cash used in investing activities for the six months ended June 30, 1999 was $2,143,000, consisting of an investment in derivatives of $1,943,000 and equipment purchases of $200,000. Cash provided by financing activities was $7,127,000 for the six months ended June 30, 1999, of which $6,681,000 was obtained through advances from the Company's credit facility, $21,000 was related to non-cash compensation expenses and $445,000 was obtained through the exercise of stock options and warrants. At June 30, 1999, the Company had cash and cash equivalents of $1,975,000, compared to cash and cash equivalents of $164,000 at December 31, 1998.

Year 2000 Issues

  The Company, like other businesses, is facing the Year 2000 issue. The Year 2000 issue arises from the past practice of utilizing two digits (as opposed to four) to represent the year in some computer programs and software. If uncorrected, this could result in computational errors as dates are compared across the century boundary. Since the software used in the Company's patented cooking system does not utilize an internal calendar, the Company believes that, for the most part, its products will be unaffected by Year 2000 issues.

  Through August 6, 1999, the Company has had all of its internal software and hardware tested. Substantially all of the Company's software and hardware is compliant or has been made compliant. The Company's financial application software version is not Year 2000 compliant, however, the Company is in the process of installing the lastest Year 2000 compliant version of such software. The Company expects to complete this upgrade and all remaining upgrades by September 30, 1999.

  While Year 2000 costs incurred to date have not been material, the Company believes it will continue to incur costs related to Year 2000 readiness throughout 1999. Furthermore, the Company believes that future costs associated with achieving Year 2000 readiness will not be material, however, there is no guarantee that the Company's operations will not be materially impacted by these costs.

  The failure of the Company's third party vendors to be Year 2000 ready could prevent or delay the manufacturing or shipping products, providing customer support and completing transactions, all of which could have a material adverse affect on the Company's business, operating results and financial condition. The Company's commercial oven manufacturer, G S Blodgett, is Year 2000 compliant. The Company does not believe that any Year 2000 issues outside of G.S. Blodgett's control will cause any significant delays in the manufacturing of the Company's commercial cooking system.

Authoritative Pronouncements

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective and will be adopted by the Company on January 1, 2001. SFAS No. 133 requires companies to report derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Under FASB 133, the Company's derivative investments would be marked to market on a quarterly basis and any gain or loss would be recorded within the Company's Condensed Statements of Operations. On June 30, 1999, the fair market value of the Company's derivative instruments was $1,078,000.

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

  The Company's goals are to continue its development of innovative and commercially viable products, to support the Maytag Alliance efforts and to establish additional strategic alliances and license agreements outside North America. To ensure financing for corporate activities, in January 1999 the Company entered into the AIG Facility. The AIG Facility provides for the Company to pledge its Maytag shares in the form of a "Variable Stock Transaction" and to receive cash advances against the value of the Maytag shares. All advances mature within three years and bear interest at LIBOR plus 0.75%, on the date of the advance. At the end of the three-year term, the Company may satisfy any outstanding obligation by surrendering Maytag shares equal to the fair value of the obligation or with cash. The transaction allows the Company to benefit from all appreciation in the Maytag share price over the three-year period and provides down-side protection to the Company in the form of a "put option" for the 293,846 shares of Maytag stock. The put option establishes a minimum realizable value for the Maytag shares of approximately $57 per share. As of August 6, 1999, the Company had pledged 140,000 shares of the Maytag stock and received advances totaling $6.7 million. The Company has up to $7.1 million in additional advances available on August 6, 1999. In addition, in February 1999 the Company entered into an agreement with its bank to support general corporate requirements. This credit agreement is set to expire in February 2000 and is secured by 6,923 shares of Maytag common stock owned by the Company. The Company can borrow up to the lesser of $315,000 or 75% of the market value of the Maytag stock at market rates of interest.

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

  As of June 30, 1999, the amount of backlog orders believed to be firm was approximately $0.3 million, as compared to approximately $0.4 million as of December 31, 1998. Because Blodgett has assumed the sales responsibilities for the Company's commercial products within North America, the June 30, 1999 backlog no longer accounts for any orders within North America. The Company anticipates that the majority of this backlog will be filled during the current year.

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

               None

     Item 3.   Defaults Upon Senior Securities

               None

     Item 4.   Submission of Matters to a Vote of Security Holders

     On June 15, 1999, the Annual Meeting of Stockholders of the Company was held in Dallas, Texas. At the Annual Meeting, the Company's stockholders elected five (5) individuals to serve as the Company's Board of Directors until the next Annual Meeting of the Stockholders and until their successors are elected and duly qualified. The table presented below indicates the number of votes cast in favor of the election of such persons as directors, the number of votes cast against and the number of votes withheld. There were no broker non-votes cast at the annual meeting.

Name of Director            Number of Votes For         Number of Votes Against         Withheld Votes
-----------------------  --------------------------  ------------------------------  --------------------

Marion H. Antonini             12,058,494                       2,031,701                    -0-
Jeffery B. Bogatin             12,046,303                       2,043,901                    -0-
Richard N. Caron               12,058,594                       2,031,610                    -0-
Donald J. Gogel                12,057,894                       2,032,310                    -0-
Sir Anthony Jolliffe           12,057,694                       2,032,510                    -0-

     In addition to the election of the Company's Board of Directors, the stockholders approved the following proposals at the Annual Meeting:

     1. A proposal to amend the Fourth Article of the Company's Restated Articles of Incorporation to authorize a class of blank check preferred stock. An aggregate of 8,410,393 shares were voted for this proposal, 2,389,566 shares were voted against this proposal and 45,632 shares abstained; and

     2. A proposal to ratify the appointment of Arthur Andersen LLP as the Company's independent public accountants for the 1999 fiscal year. An aggregate of 14,048,171 shares were voted for this proposal, 16,400 shares voted against this proposal and 25,633 shares abstained.

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


                             TURBOCHEF TECHNOLOGIES, INC.


                             By:/s/ Dennis J. Jameson
                                ------------------
                                Dennis J. Jameson
                                Executive Vice President and Chief Financial
                                Officer
                                (Principal Financial Officer)

Dated August 13, 1999