Form 10-Q
period 1999-09-30
TURBOCHEF TECHNOLOGIES INC
filed 1999-11-15
CIK 916545

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                           _________________________

                                   Form 10-Q

         (Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the Fiscal Quarter ended September 30, 1999

                                      OR

            [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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


                                                      Number of Shares
                                                         Outstanding
          Title of Each Class                       at November 5, 1999
          -------------------                       -------------------
          Common Stock, $0.01 Par Value                 15,090,373


================================================================================

                         TURBOCHEF TECHNOLOGIES, INC.
                               TABLE OF CONTENTS


Form 10-Q Item                                                                       Page
--------------                                                                       ----
Part I.    Financial Information

      Item 1.   Financial Statements

                Condensed Balance Sheets as of September 30, 1999 (unaudited) and
                December 31, 1998................................................       3

                Unaudited Interim Condensed Statements of Operations for the
                three and nine months ended September 30, 1999 and 1998..........       4

                Unaudited Interim Condensed Statements of Cash Flows for the
                nine months ended September 30, 1999 and 1998....................       5

                Notes to the Interim Condensed Financial Statements..............       6

     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations........................................       10

     Item 3.    Quantitative and Qualitative Disclosures about Market Risk.......       18

Part II.   Other Information

     Item 1.    Legal Proceedings................................................       19

     Item 2.    Changes in Securities and Use of Proceeds........................       19

     Item 3.    Defaults Upon Senior Securities..................................       19

     Item 4.    Submission of Matters to a Vote of Security Holders..............       19

     Item 5.    Other Information................................................       19

     Item 6.    Exhibits and Reports on Form 8-K.................................       19

                Signatures.......................................................       20

                         TurboChef Technologies, Inc.
                           Condensed Balance Sheets
                   (Amounts in Thousands, Except Share Data)


                                                                                     September 30,          December 31,
                                                                                     -------------          ------------
                                                                                          1999                  1998
                                                                                          ----                  ----
                                                                                      (Unaudited)
                                        Assets
                                        ------

Current assets:
   Cash and cash equivalents                                                         $       2,473          $        164
   Marketable securities available for sale, at fair value                                   5,340                18,292
   Marketable securities - pledged, at fair value                                            6,852                   -
   Accounts receivable, net of allowance for doubtful accounts
   of $79 and $92 at September 30, 1999 and December 31, 1998, respectively                    883                   914
   Inventories, net                                                                            121                   762
   Prepaid expenses                                                                            212                    41
                                                                                     -------------          ------------
                   Total current assets                                                     15,881                20,173
                                                                                     -------------          ------------

   Property and equipment:
   Leasehold improvements                                                                      288                   130
   Furniture and fixtures                                                                      661                   475
   Equipment                                                                                   507                   456
                                                                                             1,456                 1,061
   Less accumulated depreciation and amortization                                             (728)                 (563)
                                                                                     -------------          ------------
                   Net property and equipment                                                  728                   498
                                                                                     -------------          ------------

Investment in derivatives                                                                    1,457                   -
Other assets                                                                                   122                   129
                   Total assets                                                      $      18,188          $     20,800

                                                                                     =============          ============


                        Liabilities and Stockholders' Equity
                        ------------------------------------

Current liabilities:
   Accounts payable                                                                  $         842          $        571
   Accrued payroll                                                                             670                   223
   Accrued upgrade & warranty costs                                                          1,168                   259
   Accrued expenses                                                                            412                   474
   Deferred revenue                                                                              4                    49
   Other                                                                                        21                    31
                                                                                     -------------          ------------
                   Total current liabilities                                                 3,117                 1,607

Long-term liabilities:
Long-term debt                                                                               5,314                   -
Accrued interest                                                                               256                   -
                                                                                     -------------          ------------
                   Total long-term liabilities                                               5,570                   -

                   Total liabilities                                                         8,687                 1,607

Commitments and contingencies                                                                  -                     -

Stockholders' equity
   Common stock, $.01 par value. Authorized 50,000,000 shares.
   Issued 15,090,373 and 14,654,134 shares at September 30, 1999
   and December 31, 1998, respectively                                                         151                   147
   Additional paid-in capital                                                               33,772                32,436
   Accumulated deficit                                                                     (28,521)              (21,231)
   Accumulated other comprehensive income                                                    5,269                 8,292
   Notes receivable from employees                                                            (719)                  -
   Treasury stock - at cost 32,130 shares in 1999 and 1998                                    (451)                 (451)
                                                                                     -------------          ------------
                   Total stockholders' equity                                                9,501                19,193
                                                                                     -------------          ------------
Total liabilities and stockholders' equity                                           $      18,188          $     20,800
                                                                                     =============          ============

                         TurboChef Technologies, Inc.
             Unaudited Interim Condensed Statements of Operations
                   (Amounts in Thousands, Except Share Data)

                                                           Three Months Ended                          Nine Months Ended
                                                              September 30,                               September 30,
                                                         1999               1998                     1999              1998
                                                         ----               ----                     ----              ----
Product sales                                        $       540         $       841             $      2,566       $     2,544
Research and development fees                                -                 1,150                    1,025             2,800
                                                     -----------         -----------             ------------       -----------
             Total revenues                                  540               1,991                    3,591             5,344

Costs and expenses:
  Cost of goods sold                                         392                 590                    2,002             2,056
  Research and development expenses                          940                 503                    2,633             1,347
  Selling, general and administrative expenses             1,962               1,603                    5,647             4,304
                                                     -----------         -----------             ------------       -----------
             Total costs and expenses                      3,294               2,696                   10,282             7,707
                                                     -----------         -----------             ------------       -----------
             Operating loss                               (2,754)               (705)                  (6,691)           (2,363)
                                                     -----------         -----------             ------------       -----------

Other income (expense):
  Interest income                                             15                  20                       38                85
  Interest expense                                          (126)                -                       (256)              -
  Dividend income                                             50                  53                      155               147
  Equity in loss of joint venture                            -                   -                        -                (180)
  Amortization of derivatives                               (162)                -                       (486)              -
  Other income (expense)                                     (38)                  2                      (50)               16
                                                     -----------         -----------             ------------       -----------
                                                            (261)                 75                     (599)               68
                                                     -----------         -----------             ------------       -----------
             Net loss                                $    (3,015)        $      (630)            $     (7,290)      $    (2,295)
                                                     ===========         ===========             ============       ===========

Loss per common share - basic and diluted                 $(0.20)             $(0.04)            $      (0.49)      $     (0.16)
                                                     ===========         ===========             ============       ===========

 Weighted average number of
    common shares outstanding                         15,090,373          14,653,986               14,947,465        14,597,413
                                                     ===========         ===========             ============       ===========

                         TurboChef Technologies, Inc.
             Unaudited Interim Condensed Statements of Cash Flows
                            (Amounts in Thousands)

                                                                   Nine Month Ended September 30,
                                                                    1999                     1998
                                                                    ----                     ----
Cash flows from operating activities:
   Net loss                                                      $    (7,290)             $    (2,295)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization                                   411                      136
         Amortization of investment in derivatives                       486                      -
         Non-cash compensation expense                                    26                      -
         Provision for doubtful accounts                                  54                      -
         Increase in accounts receivable                                 (23)                    (401)
         Decrease in inventories                                         405                      146
         (Increase) decrease in other assets                            (174)                      51
         Increase (decrease) in accounts payable                         271                       (5)
         Increase (decrease) in accrued expenses                       1,550                       14
         (Decrease) increase in other liabilities                        (55)                     232
               Net cash used in operating activities                  (4,339)                  (2,122)
                                                                 -----------              -----------

Cash flows from investing activities:
   Sales/(purchase) of marketable securities                             -                      1,056
   Investment in derivatives                                          (1,943)                     -
   Equipment and leasehold improvements                                 (395)                     (97)
   Investment in TurboChef Europe                                        -                        (40)
               Net cash provided by (used in) investing               (2,338)                     919
                activities
                                                                 -----------              -----------

Cash flows from financing activities:
   Borrowings under long-term debt                                     8,392                      -
   Exercise of stock options                                             768                       12
   Issuance of stock warrants                                            153                      -
   Exercise of stock warrants                                            392                      166
   Notes receivable                                                     (719)                     -
               Net cash provided by financing activities               8,986                      178
                                                                 -----------              -----------

Net increase (decrease) in cash and cash equivalents                   2,309                   (1,025)
Cash and cash equivalents at beginning of period                         164                    1,397
Cash and cash equivalents at end of period                       $     2,473              $       372
                                                                 ===========              ===========

                         TURBOCHEF TECHNOLOGIES, INC.
                Notes to Interim Condensed Financial Statements
           (Information relating to the three and nine month periods
                    ended September 30, 1999 are unaudited)
                              September 30, 1999

1)   General

     TurboChef Technologies, Inc. ("the Company") is a technology development firm that focuses on residential and commercial appliances. Currently, it is engaged in designing, developing, marketing and licensing its proprietary rapid cook systems and technology. These systems use microprocessors to precisely control the distribution of energy used to cook food over time and across space. Consequently, they achieve higher cooking speeds and/or quality levels than are achievable with conventional cooking technologies. In addition, the microprocessors give the cooking systems the ability to communicate with users and service personnel over computer networks. Management believes that the Company operates in one primary business segment.

     The Company's commercial products and technologies have been validated through utilization and testing by both the Company and a variety of foodservice operators around the world. The Company is in the process of bringing its technology to residential customers in North America through its Strategic Alliance Agreement ("Maytag Alliance" or the "Alliance") with Maytag Corporation ("Maytag"). It is also exploring alliance relationships to introduce both the commercial and residential technologies throughout the world. The Company plans to build upon its core technology competency, to expand its technology portfolio by developing other innovative products and increase market penetration through joint venture, strategic alliance and/or licensing or other arrangements with companies already engaged in the mass marketing and/or manufacture of foodservice products.

     The Company has completed the transition of its North American Sales and Marketing responsibilities to G.S. Blodgett Corporation ("Blodgett"), a wholly owned subsidiary of Maytag, engaging in the manufacturing and sales of commercial foodservice equipment. In addition, Blodgett has also adopted the responsibility of manufacturing of the Company's commercial products. The Maytag Alliance will enable the Company to focus on its core competency of technology development while utilizing the strengths of well-established leaders within the commercial and residential appliance industries to manufacture, market, and distribute the Company's products in North America. Upon its successful implementation, this alliance, and others like it, will provide the Company with royalties from the sale of products utilizing its patented technologies and allow the Company to focus its financial resources on the development of new products as well as new markets.

2)   Interim Condensed Financial Statements
     --------------------------------------

     The financial statements of TurboChef Technologies, Inc. included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and have not been audited by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The December 31, 1998 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles ("GAAP"). The Company believes that other disclosures contained herein, when read in conjunction with the financial statements and notes included in the Company's Annual Report for the fiscal year ended December 31, 1998 on Form 10-K, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included in the aforementioned Form 10-K. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

     Basic net loss per common share is based on 15,090,373 and 14,653,986 weighted average shares outstanding for the three months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998 basic net loss per common share is based on 14,947,465 and 14,597,413 weighted average shares outstanding, respectively. For both the three and nine month periods ended September 30, 1999 and 1998, the Company did not report any incremental shares of potentially dilutive stock as their effect was antidilutive.

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Comprehensive Income, on January 1, 1998. This statement requires the Company to report comprehensive income and its components with the same prominence as other financial statements in its December 31, 1998 financial statements. Comprehensive income describes the total of all components of comprehensive income, including net income and other comprehensive income.
Other comprehensive income refers to all revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. For the nine month period ended September 30, 1999, comprehensive income was ($10,313,000) of which ($7,290,000) was net loss and of which ($3,023,000) was the change in net unrealized gain on marketable securities. For the nine-month period September 30, 1998, comprehensive income was $772,000 of which ($2,295,000) was net loss and of which $3,067,000 was the change in net unrealized gain on marketable securities.

     Investments in marketable securities at September 30, 1999 and December 31, 1998 consisted of Maytag common stock. These securities are classified as available-for-sale under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are stated at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

3)   Notes Receivable from Employees
     -------------------------------

     In February, March and April 1999, the Company loaned an aggregate of $37,500, $72,500 and $600,000, respectively, to three of its employees and two of the Company's directors. The loaned amounts were used by such employees and directors to exercise 284,000 (15,000 in February 1999, 29,000 in March 1999 and 240,000 in April 1999) stock options at an exercise price of $2.50 per share. All such loans are full-recourse and are secured by the underlying securities and the general assets of the respective borrower. Each loan has a term of five years and is payable, along with accrued interest, in February, March and April 2004. The notes are recorded as a reduction to Stockholders' Equity. The notes bear interest at a rate of 4.8%. The market rate of interest on March 31, 1999 was 7.0%, based upon margin rates obtained through various discount brokers.
The difference between interest earned by the Company on the notes and the market rate of interest is recorded as compensation expense. Total compensation expense related to notes receivable from such employees and directors was $8,000 for the nine months ended September 30, 1999.

4)   Derivative Financial Instruments
     --------------------------------

     As part of its strategic alliance efforts, the Company invested in equity securities of Maytag Corporation. These securities are subject to fluctuations from market value changes in stock prices. To mitigate this risk, the Company hedged its investment in Maytag securities by purchasing, on January 14, 1999, put options to sell the 293,846 shares of Maytag common stock owned by the Company. The purchase of the put options required an initial cash outlay (the "premium" amount) of $1.9 million. The premium is amortized over three years, the life of the investment. The purchased put options protect the Company from a decline in the market value of the security below a minimum level of approximately $57.00 per share (the put "strike" price) on January 14, 2002. The total value of the put options at risk is equal to the unamortized premium, which was $1,457,000 as of September 30, 1999. The Company's purchased put options are accounted for as a hedge of its investment in the Company's Maytag stock in accordance with GAAP. Hedge accounting under GAAP requires the following criteria to be met: (i) the item to be hedged is exposed to price risk
(ii) the options position reduces the price exposure and (iii) the options position is designated as a hedge. No options have been purchased to cover the Company's investment in Maytag stock after January 14, 2002.

     At September 30, 1999, the per share market value of the Company's Maytag stock was less than the per share strike price of the purchased put options.
The gain on the put options is equal to the difference between the strike price of the options and the market value of the Maytag stock (approximately $5.5 million). This gain on the pledged shares (approximately $3.1 million) has been recorded as a reduction to the Company's long term debt and can be found in the Liabilities section of the Company's 1999 Condensed Balance Sheet. The gain on the available for sale shares (approximately $2.4 million) has been recorded as an increase in Accumulated Other Comprehensive Income and can be found in the Stockholders' Equity section of the Company's 1999 Condensed Balance Sheet.

     The Company could be exposed to losses related to the above financial instrument should its counterparty default. This risk is mitigated through credit monitoring procedures.

5)   Accrued Expenses
     ----------------

     On September 1, 1999, the Company entered into an agreement to upgrade and warranty 262 cooking systems installed with Whitbread PLC. The Company received approximately $1.4 million from Whitbread PLC to complete the upgrade and warranty the cooking systems for a three-year period, beginning in September 1999. The cooking system upgrades will include design changes that should substantially increase the life and durability of the cooking systems. The cooking system upgrades are expected to be complete by January 2000. The $1.4 million has been recorded as an accrued liability and is being reduced as expenses relating to the upgrade and warranty are incurred. At this time, the Company believes that the fees charged to Whitbread PLC will be sufficient to cover the total cost of the upgrades and any charges arising during the three-year warranty period.

6)   Secured Borrowings
     ------------------

     On January 14, 1999, the Company established a revolving credit facility with Banque AIG, London Branch (an affiliate of American International Group, Inc. ("AIG Facility")). The AIG Facility provides for the Company to pledge its Maytag shares in the form of a "Variable Stock Transaction" and to receive cash advances against the value of the Maytag shares. In January 1999, the Company pledged 72,000 shares of its Maytag stock and received advances from its credit facility in the amount of $3.4 million. This advance bears an imputed interest rate of 5.8% and is due in January 2002. In April, June and September 1999, the Company pledged 35,000, 33,000 and 25,000 shares, respectively, and received additional advances of $1.7 million, $1.6 million and $1.2 million, respectively. These advances bear imputed interest rates of 6.3%, 6.9% and 7.4%, respectively, and are due in January 2002. AIG has received a first priority secured interest in the pledged shares of the Company's Maytag stock. As of November 5, 1999, the Company was in compliance with all of its debt covenants. As of May 14, 1999, Maytag has granted the Company the ability to sell or pledge 100% of the Maytag shares. Previously, 50% of the shares were not available until September 26, 1999. Accordingly, the Company has up to $6.1 million in advances available through the AIG Facility as of November 5, 1999. In addition, the Company has established a letter of credit through its bank to borrow up to the lesser of $315,000 or 75% of the market value of the Company's 6,923 pledged shares of Maytag stock at market rates of interest. Interest expense relating to its secured borrowings was $111,000 for the quarter ended September 30, 1999.

7)   Unsecured Borrowings
     --------------------

     On July 23, 1999, the Company entered into an agreement with the Gas Research Institute (GRI) to develop natural gas-fueled versions of the Company's commercial and residential cooking systems. The agreement with GRI calls for the Company to receive $2 million in funding over a six-month period, beginning in July 1999. In addition to the funding, the Company is allowed access to GRI's extensive patent portfolio and years of experience with natural gas related products. In return, GRI will receive a royalty ranging from .0625% to
 .125% on sales of the Company's commercial and residential cooking systems, up to a maximum of $4 million. GRI has also received 50,000 warrants to purchase the Company's common stock at $13.87 per share. The estimated fair market value of the warrants is $153,000 and has been included in the Additional Paid In Capital section of the Company's 1999 Condensed Balance Sheet.

     In accordance with SFAS No. 68, "Research and Development Arrangements" (FAS 68), funding received pursuant to this agreement will be accounted for as unsecured debt. Payments under this obligation total $4 million and interest is imputed, based on the estimated repayment period of the debt. Royalty payments made to GRI will be applied to the imputed interest and principal balances. According to the current sales and associated royalty repayment forecasts, the Company will have paid GRI a total of $4 million within the next seven years. Based upon these forecasts, the imputed interest rate of this debt is approximately 20.57%. Interest expense relating to this unsecured borrowing agreement was $15,000 for the quarter ended September 30, 1999.

     The agreement grants GRI the option to provide the Company with an additional $2 million in funding. The additional funding would effectively double the percentage of royalties and maximum royalty that GRI is currently scheduled to receive as well as provide them with an additional 50,000 warrants. This option must be exercised prior to December 31, 1999.

8)   Authoritative Pronouncements
     ----------------------------

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is now effective for fiscal years beginning after June 15, 2000. Previously, the Company would have had to adopt the Statement no later than January 1, 2000. Under the new guidelines, the Company will be required to adopt this Statement no later than January 1, 2001. SFAS No. 133 requires companies to report derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Under FASB 133, the Company's derivative investments would be marked to market on a quarterly basis and any gain or loss would be recorded within the Company's Condensed Statements of Operations. On September 30, 1999, the fair market value of the Company's derivative instruments was $5,634,000.

9)   Subsequent Events
     -----------------

     In October 1999, the Company entered into a Commercial License Agreement with Maytag Corporation ("Maytag") that broadens Maytag's distribution rights with respect to commercial cooking products utilizing the Company's rapid cook technologies. Pursuant to the terms of the agreement, Maytag now has exclusive rights to market and sell throughout North America and certain worldwide rights to sell to North American based chains with international locations. This exclusivity extends until March 2002, with certain applications extending until March 2003.

     In consideration for these rights, Maytag has agreed to pay the Company per unit royalties in the 10% range of targeted wholesale prices. In the event that actual gross margins exceed target levels, the Company will share equally in the incremental margin. Maytag has also agreed to establish $5.75 million as the minimum royalty threshold over the first two years of exclusivity and provide the Company with up to $5.5 million in funding over the next eight months, for the development of prototype units relating to this agreement.

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

     The Company believes its long-term success is dependent on its core competencies of developing new technologies and products for the foodservice and residential appliance industries. Consequently, the Company has sought to establish alliances with major firms with strengths in manufacturing, sales, marketing and distribution. An alliance of this nature was successfully established in September 1997, when the Company announced a Strategic Alliance with Maytag Corporation to jointly develop new products incorporating the Company's technologies. The Alliance entailed a mutual exchange of each company's common stock valued at approximately $10 million and Maytag's payment to the Company for certain research and development activities related to targeted product initiatives. The Company also announced in July 1998 that the Maytag Alliance had been expanded to establish a cooperative effort to market and sell commercial cooking products in North America. During the first quarter of 1999, the Company and G.S. Blodgett Corporation ("Blodgett"), a wholly owned subsidiary of Maytag, engaging in the manufacturing and sales of commercial foodservice equipment, began arranging for the transition of the manufacturing of the Company's commercial unit to Blodgett's facilities. This transition was completed during the third quarter of 1999. In addition to Blodgett's role as a manufacturer of the Company's commercial products, Blodgett has now begun to market and distribute the Company's commercial cooking systems throughout North America.

     In October 1999, the Company expanded its Strategic Alliance with Maytag and entered into a Commercial License Agreement that broadens Maytag's distribution rights with respect to commercial cooking products utilizing the Company's rapid cook technologies. Pursuant to the terms of the agreement, Maytag now has exclusive rights to market and sell throughout North America and certain worldwide rights to sell to North American based chains with international locations. This exclusivity extends until March 2002, with certain applications extending until March 2003.

     In consideration for these rights, Maytag has agreed to pay the Company per unit royalties in the 10% range of targeted wholesale prices. In the event that actual gross margins exceed target levels, the Company will share equally in the incremental margin. Maytag has also agreed to establish $5.75 million as the minimum royalty threshold over the first two years of exclusivity and provide the Company with up to $5.5 million in funding over the next eight months, for the development of prototype units relating to this agreement.

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

     The agreement with GRI calls for the Company to receive $2 million in funding over a six-month period, beginning in July 1999. In addition to the funding, the Company is allowed access to GRI's extensive patent portfolio and years of experience with natural gas related products. In return, GRI will receive a royalty ranging from .0625% to .125% on sales of the Company's commercial and residential cooking systems, up to a maximum of $4 million. In addition, GRI has been granted 50,000 warrants to purchase the Company's common stock at $13.87 per share. For additional information regarding the accounting treatment of this agreement, please refer to the "Notes to Interim Condensed Financial Statements" section of this document.

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

Results of Operations for the Quarter Ended September 30, 1999 Compared to the Quarter Ended September 30, 1998

     Revenues for the quarter ended September 30, 1999 were $540,000, compared to revenues of $1,991,000 for the quarter ended September 30, 1998. This decrease is primarily attributable to the completion of the first phase of research and development projects and expiration of the related fees received pursuant to the Maytag Alliance. Revenues from the direct sales of commercial cooking systems also declined, even though actual unit sales increased in the quarter ended September 30, 1999. This is a result of the transition of the North American Sales & Marketing responsibilities to Maytag.

     Cost of sales for the quarter ended September 30, 1999 were $392,000, a decrease of $198,000 when compared to $590,000 for cost of sales in the quarter ended September 30, 1998. This decrease is principally due to the transition from the direct sales of commercial cooking systems to a licensing arrangement with Maytag, resulting in the elimination of cost of sales for such units, and a decrease in the costs associated with the Company's extended warranty program.

     Gross profit on direct cooking system sales for the quarter ended September 30, 1999 decreased $188,000 to $136,000 when compared to gross profit on direct cooking system sales of $324,000 during the quarter ended September 30, 1998. The decrease is due the transition of the North American Sales & Marketing responsibilities to Maytag, resulting in royalty income to the Company.

     Research and development expenses for the quarter ended September 30, 1999 increased $437,000, to $940,000, as compared to $503,000 for the quarter ended September 30, 1998. The increase is due to significant additions of engineering and technical personnel to support the Company's product development requirements primarily associated with Maytag Alliance projects, the enhancement of the Company's core technology and the development of the commercial counter top platforms. Furthermore, the Company established an accelerated life cycle testing facility for the durability and reliability testing of the Company's products.

     Selling, general and administrative expenses for the quarter ended September 30, 1999 increased $359,000, to $1,962,000 from comparable expenses of $1,603,000 for the quarter ended September 30, 1998. The increase over the third quarter of 1998 is due to additions to the Company's senior management team, the expansion of the European Sales and Marketing Division, costs incurred in the establishment of the Lloyds of London offensive and defensive patent insurance policies and costs associated with the Company's ongoing efforts to develop international alliances.

     Other expense was $261,000 for the quarter ended September 30, 1999, compared to other income of $75,000 for the quarter ended September 30, 1998. The increase in expense is primarily due to the amortization of the derivative investment in a "put-option" on the Maytag stock owned by the Company ($162,000) and accrued interest on the Company's long-term credit facility ($111,000). For additional information regarding the Company's derivative securities and credit facility, refer to the "Liquidity and Capital Resources" and "Authoritative Pronouncements" sections of this document.


Results of Operations for the Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

     Revenues for the nine months ended September 30, 1999 were $3,591,000, compared to revenues of $5,344,000 for the nine months ended September 30, 1998. This decrease is primarily attributable to the completion of the first phase of research and development projects and expiration of the related fees received pursuant to the Maytag Alliance. Revenues from the direct sales of commercial cooking systems also declined, even though actual unit sales increased in the nine months ended September 30, 1999. This is a result of the transition of the North American Sales & Marketing responsibilities to Maytag under a license agreement resulting in royalty income to the Company.

     Cost of sales for the nine months ended September 30, 1999 was $2,002,000, a decrease of $54,000 when compared to $2,056,000 for the cost of sales in the nine months ended September 30, 1998. The decrease is principally due a decrease in the costs associated with the Company's extended warranty program and the transition from the direct sales of commercial cooking systems to a licensing arrangement with Maytag, resulting in the elimination of cost of sales for such units. These decreases were partially offset by an increase in the per unit manufacturing and related costs associated with direct sales of the Company's cooking systems.

     Gross profit on direct cooking system sales for the nine months ended September 30, 1999 decreased $180,000 to $673,000, when compared to gross profit on product sales of $853,000 during the nine months ended September 30, 1998. The decrease is due the per unit increase in manufacturing and related costs associated with direct sales of the Company's cooking systems and the transition of the North American Sales & Marketing responsibilities to Maytag, resulting in royalty income to the Company.

     Research and development expenses for the nine months ended September 30, 1999 increased $1,286,000, to $2,633,000, as compared to $1,347,000 for the nine months ended September 30, 1998. The increase is due to significant additions of engineering and technical personnel to support the Company's product development requirements associated primarily with the Maytag Alliance projects, the enhancement of the Company's core technology and the development of the commercial counter top platforms. Furthermore, the Company established an accelerated life cycle testing facility for the durability and reliability testing of the Company's products.

     Selling, general and administrative expenses for the nine months ended September 30, 1999 increased $1,343,000, to $5,647,000 from comparable expenses of $4,304,000 for the nine months ended September 30, 1998. The increase over the first nine months of 1998 is due to additions to the Company's senior management team, the expansion of the European Sales and Marketing Division, costs incurred in the establishment of the Lloyds of London offensive and defensive patent insurance policies and the costs associated with the Company's ongoing efforts to develop international alliances.

     Other expense was $599,000 for the nine months ended September 30, 1999, compared to other income of $68,000 for the nine months ended September 30, 1998. The increase in expense is primarily due to the amortization of the derivative investment in a "put-option" on the Maytag stock owned by the Company ($486,000) and accrued interest on the Company's long-term credit facility ($241,000). This was partially offset by a decrease in equity losses from the Company's former European joint venture, TurboChef Europe ($180,000). For additional information regarding the Company's derivative securities and credit facility, refer to the "Liquidity and Capital Resources" and "Authoritative Pronouncements" sections of this document.

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

     Since October 1997, the Company's capital requirements have been met in part by Maytag. In accordance with the Maytag Alliance, the Company has been paid aggregate research and development fees of $5.9 million ($250,000 per month from October 1997 through March 1998, $300,000 from April through July 1998, $425,000 from August through January 1999 and $300,000 through March 1999) for technology transfer initiatives by the Company. In March 1998, the initial project was extended for one year and Maytag increased the monthly payment from $250,000 to $300,000 per month for the term of the extension. In July 1998, a commercial sales agreement was announced and the monthly payment increased to $425,000 for nine months. The increase to $425,000 ended in January 1999. The remaining monthly payments of $300,000 ended in March 1999.

     In October 1999, the Company entered into a Commercial License Agreement that broadens Maytag's distribution rights with respect to commercial cooking products utilizing the Company's rapid cook technologies. Pursuant to the terms of the agreement, Maytag now has exclusive rights to market and sell throughout North America and certain worldwide rights to sell to North American based chains with international locations. This exclusivity extends until March 2002, with certain applications extending until March 2003. In consideration for these rights, Maytag has agreed to pay the Company per unit royalties in the 10% range of targeted wholesale prices. In the event that actual gross margins exceed target levels, the Company will share equally in the incremental margin. Maytag has also agreed to establish $5.75 million as the minimum royalty threshold over the first two years of exclusivity and provide the Company with up to $5.5 million in funding over the next eight months, for the development of prototype units relating to this agreement.

     The Maytag Alliance is ongoing, and provides for the opportunity to establish additional residential and commercial product development projects in the future. Accordingly, future revenues from the Maytag Alliance will depend upon the establishment of additional fee based research and development projects with Maytag and royalties from the successful commercialization and sales of the products that embody the Company's technologies. However, if additional projects are not initiated with Maytag there is no assurance that the Company would be able to find alternate sources of funding on acceptable terms for further research and development of current and future products. This could have a significant adverse impact on the Company's current and future operations.

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

     In January 1999, the Company terminated an existing revolving credit agreement with its bank and entered into an agreement with Banque AIG, London Branch (an affiliate of American International Group, Inc. ("AIG Facility")). The AIG Facility provides for the Company to pledge its Maytag shares in the form of a "Variable Stock Transaction" and to receive cash advances against the value of the Maytag shares. All advances mature within three years and bear interest at LIBOR plus 0.75%, on the date of the advance. At the end of the three-year term, the Company may satisfy any outstanding obligation by surrendering Maytag shares equal to the fair value of the obligation or with cash. The transaction allows the Company to benefit from all appreciation in the Maytag share price over the three-year period and provides down-side protection to the Company in the form of a "put option" for the 293,846 shares of Maytag stock. The put option establishes a minimum realizable value for the Maytag shares of approximately $57 per share on January 14, 2002.

     As of November 5, 1999, the Company had pledged 165,000 shares of the Maytag stock in connection with the AIG Facility and received advances totaling $7.9 million. In addition, Maytag has granted the Company the ability to sell or pledge 100% of the Maytag shares, effective May 14, 1999. Previously, 50% of the shares were not to be available until September 26, 1999. Consequently, the Company has up to $6.1 million in advances available through the AIG Facility as of November 5, 1999.

     In February 1999, the Company entered into an agreement with its bank to support general corporate requirements. The credit agreement is set to expire in February 2000. The agreement is secured by 6,923 shares of Maytag common stock owned by the Company. The Company can borrow up to the lesser of $315,000 or 75% of the market value of the Maytag stock at market rates of interest.

     At September 30, 1999, the Company had working capital of $12,764,000 as compared to working capital of $18,566,000 at December 31, 1998. Of the $12,764,000 in working capital, $6,530,000 has been pledged to secure the Company's long term debt obligations. The $5,802,000 working capital decrease is primarily due to a decrease in the value of the Company's Maytag stock and an increase in cash and cash equivalents provided by the AIG Facility.

     Cash used in operating activities was $4,339,000 for the nine months ended September 30, 1999 as compared to cash used in operating activities of $2,122,000 for the nine months ended September 30, 1998. The net loss in the first nine months of 1999 included $977,000 of non-cash charges, as compared to $136,000 in 1998. Cash used in investing activities for the nine months ended September 30, 1999 was $2,338,000, consisting of an investment in derivatives of $1,943,000 and equipment purchases & leasehold improvements of $395,000. Cash provided by financing activities was $8,986,000 for the nine months ended September 30, 1999, of which $7,878,000 was obtained through advances from the Company's credit facility, $667,000 was obtained through an unsecured financing agreement with GRI and $441,000 was obtained through the exercise of stock options and warrants. At September 30, 1999, the Company had cash and cash equivalents of $2,473,000, compared to cash and cash equivalents of

$164,000 at December 31, 1998.

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

     Through November 5, 1999, the Company has had all of its internal software and hardware tested. At this time, all of the Company's software and hardware is Year 2000 compliant or has been made compliant.

     While Year 2000 costs incurred to date have not been material, the Company believes it will continue to incur costs related to Year 2000 readiness throughout 1999. Furthermore, the Company believes that future costs associated with achieving Year 2000 readiness will not be material, however, there is no guarantee that the Company's operations will not be materially impacted by these costs.

     The failure of the Company's third party vendors to be Year 2000 ready could prevent or delay the manufacturing or shipping products, providing customer support and completing transactions, all of which could have a material adverse affect on the Company's business, operating results and financial condition. The Company's commercial oven manufacturer, G S Blodgett, has completed its Year 2000 assessments and has informed the Company that all of its systems are fully Year 200 compliant. The Company does not believe that any Year 2000 issue, outside of their control, will cause any significant delays in the manufacturing of the Company's commercial cooking system.

Authoritative Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective and will be adopted by the Company on January 1, 2001. SFAS No. 133 requires companies to report derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Under FASB 133, the Company's derivative investments would be marked to market on a quarterly basis and any gain or loss would be recorded within the Company's Condensed Statements of Operations. On September 30, 1999, the fair market value of the Company's derivative instruments was $5,634,000.

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

     The Company's goals are to continue its development of innovative and commercially viable products, to support the Maytag Alliance efforts and to establish additional strategic alliances and license agreements outside North America. To ensure financing for corporate activities, in January 1999 the Company entered into the AIG Facility. The AIG Facility provides for the Company to pledge its Maytag shares in the form of a "Variable Stock Transaction" and to receive cash advances against the value of the Maytag shares. All advances mature within three years and bear interest at LIBOR plus 0.75%, on the date of the advance. At the end of the three-year term, the Company may satisfy any outstanding obligation by surrendering Maytag shares equal to the fair value of the obligation or with cash. The transaction allows the Company to benefit from all appreciation in the Maytag share price over the three-year period and provides down-side protection to the Company in the form of a "put option" for the 293,846 shares of Maytag stock. The put option establishes a minimum realizable value for the Maytag shares of approximately $57 per share. As of November 5, 1999, the Company had pledged 165,000 shares of the Maytag stock and received advances totaling $7.9 million. The Company has up to $6.1 million in additional advances available on November 5, 1999. In addition, in February 1999 the Company entered into an agreement with its bank to support general corporate requirements. This credit agreement is set to expire in February 2000 and is secured by 6,923 shares of Maytag common stock owned by the Company. The Company can borrow up to the lesser of $315,000 or 75% of the market value of the Company's 6,923 pledged shares of Maytag stock at market rates of interest.

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

     This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain certain forward looking statements and information that are based on the beliefs of the Company's management as well as estimates and assumptions made by, and information currently available to, the Company's management. When used in SEC Filings, the words "anticipate," "believe," "estimate," "expect," "future," "intend," "plan," and similar expressions, as they relate to the Company or the Company's management, identify forward looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, market acceptance of the Company's products, the performance and needs of the segments of the foodservice industry served by the Company, the costs of product development, the ability to successfully establish additional alliances and other risks and uncertainties, in addition to any uncertainties specifically identified in the text surrounding such statements, uncertainties with respect to changes or developments in social, economic, business, industry, market, legal, and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, business partners, and competitors, legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary significantly from those anticipated, believed, estimated, expected, intended or planned.

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

               None

     Item 5.   Other Information

               None

     Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    10.36 Research and Development Contract dated July 29, 1999 by and between Gas Research Institute and TurboChef Technologies, Inc. (1)

                    10.37 Commercial License Agreement dated October 28, 1999 by and between Maytag Corporation and TurboChef Technologies, Inc. (1)

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


                                        TURBOCHEF TECHNOLOGIES, INC.


                                        By:/s/ Dennis J. Jameson
                                           ---------------------
                                           Dennis J. Jameson
                                           Executive Vice President and Chief
                                           Financial Officer
                                           (Principal Financial Officer)

Dated November 12, 1999