Form 10-K
period 1999-12-31
TURBOCHEF TECHNOLOGIES INC
filed 2000-03-30
CIK 916545

================================================================================


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

                    For the Fiscal Year Ended December 31, 1999

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

                           _________________________

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. YES [_] NO [_]

Aggregate Market Value of voting stock held by non-affiliates of the Registrant at
                         March 17, 2000:  $71,074,928

   Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

                                               Number of Shares Outstanding
          Title of Each Class                        at March 17, 2000
          -------------------                        -----------------
      Common Stock, $0.01 Par Value                      15,728,423

                           _________________________

                      DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Registrant's definitive proxy materials for its 2000 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

================================================================================

                         TURBOCHEF TECHNOLOGIES, INC.
                               TABLE OF CONTENTS

Form 10-K Item                                                           Page
--------------                                                           ----

Part I.

     Item 1.      Business...............................................   2

     Item 2.      Properties.............................................  15

     Item 3.      Legal Proceedings......................................  15

     Item 4.      Submission of Matters to a Vote of Security Holders....  15

Part II.

     Item 5.      Market for Registrant's Common Equity and Related
                    Stockholder Matters..................................  16

     Item 6.      Selected Financial Data................................  17

     Item 7.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................  18

     Item 7a.     Quantitative and Qualitative Disclosures about
                    Market Risk..........................................  25

     Item 8.      Financial Statements and Supplementary Data............  26

     Item 9.      Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure..................  26

Part III.

     Item 10.     Directors and Executive Officers of the Registrant.....  27

     Item 11.     Executive Compensation.................................  27

     Item 12.     Security Ownership of Certain Beneficial Owners
                    and Management.......................................  27

     Item 13.     Certain Relationships and Related Transactions.........  27

Part IV.

     Item 14.     Exhibits, Financial Statement Schedules, and Reports
                    on Form 8-K..........................................  28

                  Signatures.............................................  32

                                    Part I

Item 1.   Business
          --------

General

     TurboChef Technologies, Inc. ("TurboChef Technologies" or "the Company") is a leading technology development company that heretofore has engaged primarily in designing, developing and licensing its proprietary high-speed cooking technologies. The TurboChef high-speed cooking system employs proprietary hardware and software technologies to "cook-to-order" a variety of food products at faster speeds and to quality standards comparable, and in many instances superior to other conventional residential and commercial ovens currently available. In addition, the Company's high-speed cooking systems use a microprocessor to control the cooking processes to ensure consistent quality and also has the ability to communicate with users and service personnel over computer networks and the Internet.

     As a result of the explosion in the Internet and intelligent appliance innovation, the Company has embarked on an internal development effort to couple the computer intelligence and cooking performance of the Company's proprietary rapid cook technologies with the Internet. The strategy behind this product development effort is to provide lifestyle changing benefits to consumers that make cooking, shopping and meal planning a less time consuming activity. The first stage of product development, a prototype appliance ("iAppliance") that couples the Company's rapid cook oven with a wireless web pad that provides connectivity to the Internet and intuitive touch screen controls for the oven, was completed in March 2000.

     The Company's commercial products and technologies have been validated through utilization and extensive testing by both the Company and a variety of foodservice operators around the world. The latest version of the Company's commercial product, the C-3 commercial counter top, was recognized as the best innovative new product at the Hotelympia international foodservice show in London in February 2000.

     The Company's current strategic alliance partner in North America, Maytag Corporation ("Maytag"), recently introduced the Company's high-speed cooking technologies to the US residential market, when it launched the Jenn-Air(R) Accellis(TM) 5XP wall oven. The Accellis(TM) 5XP is expected to become available to consumers during the second quarter of 2000.

     Since September 1997, the Company has received approximately $8.4 million in research and development fees from Maytag in connection with product development under the Strategic Alliance (approximatley 50%, 57% and 18% of total revenues for 1999, 1998 and 1997, respectively). The Maytag Alliance, and its related projects, can be cancelled by either party with 30 days written notice. The Company is presently exploring additional alliance relationships to introduce both the commercial and residential high-speed cooking technologies into major international markets.

     The Company intends to continue to build upon its core technology competency, expand its technology portfolio by developing other innovative products, increase market penetration through joint venture, strategic alliance and/or licensing arrangements with companies already engaged in the mass marketing and/or manufacture of foodservice products and to complete the development of the iAppliance.

     The Company's high-speed commercial cooking technologies are currently being marketed in North America by G. S. Blodgett Corporation ("Blodgett"), Maytag's wholly-owned commercial foodservice equipment subsidiary. Pursuant to this arrangement, Maytag has exclusive rights to market TurboChef's high-speed commercial cooking products throughout North America and to certain North American based foodservice chains with international locations. The Company continues with its direct commercial sales efforts in Europe and is exploring the expansion of its commercial distribution and marketing through licensing, joint venture and alliance agreements with large appliance and electronic manufacturers, as well as through established foodservice equipment distributors.

     The Company's commercial cooking systems, marketed under the name TurboChef outside of North America and Blodgett or Accellis in North America, employ the Company's proprietary cooking technologies to quickly, efficiently and evenly transfer, disperse and control the heat used in the cooking process. The Company's proprietary computerized control platform monitors the cooking process and automatically adjusts cook settings during the cooking cycle for optimum performance. These technologies provide foodservice operators the flexibility to "cook-to-order" a variety of food items at speeds which the Company believes are significantly faster than those permitted by conventional commercial ovens, grills, microwave ovens, and other currently available high-speed ovens, without sacrificing quality. For example, the commercial TurboChef system can cook an 18-ounce beef tenderloin in 180 seconds (versus 40-45 minutes in a conventional commercial oven), a 16-inch pizza in 80 seconds (versus 8-12 minutes) and a 7-ounce salmon fillet in 55 seconds (versus 8-10 minutes).

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

     The Company is currently preparing to launch its "next generation" commercial high-speed cooking system, which will be smaller, less expensive and offer more features than its existing commercial cooking platform. This product, known as the TurboChef C-3 counter top, is expected to be commercially available in the second quarter of 2000.

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

     Newer cooking systems have begun to incorporate two or more of these conventional sources of energy. For example, some cooking systems employ microwaves and air impingement or microwave and halogen light. However, the Company does not believe that these systems provide the speed or the tangible quality results that are achieved in the TurboChef high-speed cooking systems. Additionally, the Company has been working with the Massachusetts Institute of Technology staff to scientifically validate the TurboChef systems cooking characteristics in order to provide an independent, scientific basis for food quality and competitive product testing. Moreover the Company's technologies incorporate advanced computer hardware and software that enables communication and connectivity capabilities that may ultimately enable the Company to leverage the scope and efficiencies of the Internet.

     In its simplest form, the Company's unique, patented system couples hot air with microwave energy. The close coupling of the two energy sources enables faster cooking at higher quality levels than is possible by each energy source operating independently. The air is forced down from the top of the oven and at the same time pulled out through a return path that results in a tight air wrap around food. This air wrap ensures that there is a constant interaction between the heated air and the entire surface area of the food product in the cooking cavity, resulting in not only evenly browned food products on the outside, but also creates temperature and moisture gradients that enable precisely targeted microwaves to energize water molecules that cook the food on the inside. The microwave energy is introduced from a direction directly opposite that of the direction of the airflow, thus capturing the food between the two opposing energy gradients resulting in faster cooking times and enhanced quality in the food products being cooked.

Other Products and Applications

     The presence of the microprocessor as an intrinsic element of the cooking system also gives TurboChef cooking systems a powerful tool to communicate with its users. For example, cooking programs can be downloaded via computer modem into the cooking system and the cooking system routinely monitors its own performance and diagnoses possible problems. To facilitate this process, for its commercial customers, the Company continues to develop, enhance and refine ChefComm, a software that enables executive chefs of foodservice chains to program the cooking systems centrally. Thus, for most foodservice chains, the use of this system can provide a higher level of cooking quality than is currently possible. Planned enhancements to ChefComm, will also improve oven reliability -- a critically important food service need. The Company is also engaged in hardware and software development that will enable the TurboChef high-speed cooking system to leverage the Internet to further enhance and simplify the cooking process. The Company intends to develop an open platform system that will enable its high-speed cooking system to communicate with other appliances and computers, enabling users to better utilize the system's communications capabilities and Internet connectivity.

Opportunities and Strategy

     The Company believes that its long-term success is dependent upon the successful commercialization of its cooking technologies in commercial and residential products, upon leveraging its core competencies of developing new innovative technologies and adding value to the consumer by enhancing these technologies with Internet connectivity. The Company will pursue both residential and commercial high-speed cooking opportunities nationally and internationally, with the North American market as the launching point. With market research revealing that "time" and "quality" are two of the most important considerations taken into account for food preparation, the Company believes that its patented cooking technologies are well suited for adoption in both the residential and commercial kitchens.

     Over the last decade, the residential marketplace has experienced a definitive shift in the family paradigm and the Company intends taking full advantage of this shift. Traditionally, the husband was the primary breadwinner and would arrive home in time for dinner, while the wife generally did not work outside the home and would prepare dinner for the family each evening. The shift to two-income families, coupled with longer working hours, children's activities and increased commute times have threatened to render the traditional family dinner obsolete. While many families have worked hard to maintain the traditional family dinner, the length of time required for the meal preparation process has made this difficult. Families have shifted to eating at fast-food restaurants, buying pre-packaged frozen foods that can be prepared quickly in a microwave oven, or eating so-called "junk-food", often sacrificing food quality and nutrition, as well as the interaction between family members once prevalent at the evening meal. The Company believes that its rapid cook technologies provide a potential solution to this dilemma along with an overall improvement in family lifestyle. The Company's residential oven will reduce cooking times to as little as one-fifth of traditional cook times. For example, a three-pound whole chicken can be cooked to perfection in 21 minutes, a task that typically takes 1 hour and 15 minutes. When available to consumers, the residential cooking system will be the first appliance that delivers the possibility of a stress-free approach to building family ties over a home-cooked meal. In addition, it will enable the preparation of quality meals at the spur of the moment. Whether people decide to prepare home-cooked meals on a nightly basis or simply cook frozen casseroles, they are likely to experience more time to enjoy dinner. Just as importantly, the cooking system will bake, roast, broil, brown and crisp while at least maintaining nutrition, taste, texture and appearance that is at least comparable to that of food cooked in conventional ovens.

     Similarly, the commercial foodservice market continues to experience rising real estate costs, increased food product costs and intense competition. These factors have forced many commercial foodservice operators to rethink their operations and become more efficient and cost effective in their food preparation. While many operators have initiated cost saving mechanisms in their kitchens, their available options have been somewhat limited. The Company believes that its patented technologies not only provide operators the opportunity to achieve operating cost savings (i.e.: energy, ventilation, food waste and labor), but enables operators to produce quality meals in less time from a smaller, more efficient and less labor intensive kitchen. The Company believes that this value proposition will become even more compelling as operating costs and competition increases, particularly from non-traditional operators who generally have significantly lower set-up and operating costs.

     TurboChef also believes that it is in a unique position to benefit from the evolution from a 'PC-based' technology standard to a 'PC-plus' platform of on-demand information access. The iAppliance application of TurboChef's cooking technology represents a paradigm shift in the value of kitchen appliances and the Company believes that its web enabled, rapid-cook oven will elicit 'want-in' versus 'wear-out' consumer demand and open many new avenues for product and service revenues. The Company also believes that this 'next generation' product has the potential to reach a broader market through an open-platform system supported by low-cost, high-volume OEM and branded OEM partners; and that its technologies will attract interest from both major international food manufacturers trying to participate in the new economy and supermarkets seeking new ways to capitalize on changes in the home meal replacement industry.

Strategy

     The Company will continue to expand and execute its stated strategy of growing through partnerships. The Company has targeted four primary partnership strategies that are essential to the success of the Company.

1. Market partners - The Company intends to leverage the marketing and
   ---------------
   distribution capabilities of large appliance and consumer electronics manufacturers to broadly distribute the Company's high-speed cooking technologies worldwide. By entering into licensing, joint venture and marketing alliances, the Company believes that it can realize the distribution of its technologies without having to incur the huge costs generally associated with this process. The Company believes that this is the best approach to achieve broad acceptance of its technologies and to achieve the Company's objective of becoming the dominant high-speed cooking platform in this newly emerging cooking category.

   The Company's technologies have been launched in North America through the Maytag Alliance. The Company intends to expand the market partners in North America on a non-exclusive basis once Maytag's exclusivity ends. The Company also intends to expand its current model line up to encompass a variety of embodiments at various price points. The Company is currently exploring market partner opportunities in Europe and Asia and will pursue license agreements, joint ventures and alliances with prospective partners in these regions.

2. Manufacturing partners  - The Company is actively seeking partnerships with
   ----------------------
   large original equipment manufacturers ("OEM's") and appliance manufacturers to set up high volume, low cost, manufacturing facilities for components and/or entire systems, so that turnkey packages can be offered to marketing partners. These partnerships enable the Company to consolidate manufacturing efforts thereby providing economies of scale for potential market partners that may not have appliance manufacturing facilities of their own. This strategy will enable the Company to expand its channels to market and create a wider distribution of the TurboChef high-speed cooking technologies.

3. Technology partners - The Company continues to seek out potential partners
   -------------------
   that have expertise, competencies and knowledge in particular areas, where the Company may be limited. Such partnerships can be leveraged to facilitate improvements to the Company's core technologies, reduce in manufacturing costs and expedite time to market. Examples of these partners include the Gas Research Institute, with whom the Company has a cooperative agreement to develop natural gas fueled versions of TurboChef's rapid cook system for residential and commercial markets. The Company is also working with the Massachusetts Institute of Technology staff to scientifically quantify and validate the performance characteristics of the Company's cooking technologies.

4. Consumables partners - The Company is in the process of developing
   --------------------
   relationships with consumer products companies to develop products that compliment and expand the Company's technologies. Specifically, the Company is targeting packaged food manufacturers and packaging companies to develop TurboChef compatible products that will further assist in establishing the Company's technologies as the standard in the rapid cooking market.

A strategic synopsis by region is as follows:

     North America: Since inception, the Company has maintained a direct sales
     -------------
and marketing organization focused on the commercial foodservice industry in North America. However, the revolutionary nature of the Company's technologies, coupled with large restaurant chain operators' historical resistance to change and the Company's lack of brand strength, industry credibility and infrastructure have limited commercial sales. To address these issues, the Company entered into a Commercial License Agreement with Maytag that grants Maytag certain exclusive rights to market the Company's rapid cook commercial cooking technologies throughout North America, as well as certain worldwide rights to sell to North American based chains with international locations. The Company is currently preparing to market its next generation high-speed cooking system, which is expected to become commercially available in the second quarter of 2000.

     The Company's cooking technologies were recently launched into the North American residential market with the introduction of Maytag's Jenn-Air Accellis 5XP wall oven. This product is expected to be introduced to consumers during the second quarter of 2000. The Company intends to expand the distribution of its high-speed cooking technologies throughout North America through non-exclusive license agreements with other major North American appliance manufacturers once Maytag's exclusivity expires. The Company will also continue to aggressively promote the expansion of the rapid cook product line by developing prototypes of multiple configurations that could be offered at a variety of price points in the future.

     Europe:  Direct marketing efforts utilizing a consultative selling program
     ------
have been established and implemented in the UK, in part, by leveraging the existing brand equity and reputation gained from the successful placement of over 450 cooking systems with Whitbread PLC ("Whitbread"). In addition to the success with Whitbread, the Company's C3, commercial counter top prototype was awarded a gold medal for best innovative new product at the Hotelympia foodservice show, held in London during February 2000. The Company won this prestigious award while in competition against some of the top foodservice companies in the world.

     The Company intends to continue to leverage its successes and expand the direct marketing efforts for commercial high-speed cooking systems. The Company is currently seeking distributors and dealers to market and distribute the Company's next generation high-speed cooking systems in Europe. The Company will continue its efforts to attract additional partners and pursue alliances in this region to ensure the broadest possible availability of its technologies throughout this region.

     Asia:  The Company has initiated missionary marketing efforts in Asia and
     ----
intends to gather data from such beta test sites and incorporate such information into future generations of the Company's technologies. The Company is currently exploring low cost, high volume manufacturing alternatives in Asia for production of its commercial counter top model for direct sale through distributors outside of North America.

     The Company believes that the combination of the Maytag Alliance for sales and marketing in North America, its own international selling activities and success in developing other alliances, joint venture and/or licensing arrangements outside of North America, coupled with its core technologies and iAppliance connectivity, will enable the broad commercialization of the Company's technologies in both commercial and residential markets.

Internet Strategy

     The Company is exploring opportunities to leverage Internet and wireless communications technologies to enhance its high-speed cooking system, as well as improving the entire cooking experience. While many appliance manufacturers are working to develop "intelligent" appliances, the Company believes that it has a competitive advantage in this arena in that it is focused on connecting truly innovative and "smart" appliances. The Company believes that its approach to connecting and developing truly innovative and intelligent appliances will deliver recognizable enhancements to the quality of life of the typical family. TurboChef believes that an appliance that has both advanced and innovative hardware and software can truly leverage the benefits of Internet and communications technologies, as opposed to just adding communications capabilities to a "traditional" appliance.

Production and Supply

     During 1999, the Company transitioned the manufacturing of its commercial cooking systems from, Techniform Waterford LTD, based in Waterford, Ireland, to G.S. Blodgett Corporation, a wholly-owned subsidiary of Maytag, specializing in manufacturing and selling commercial foodservice equipment. The Company is currently exploring low cost, high volume manufacturing alternatives in Asia for production of its commercial counter top model for direct sale through distributors outside of North America.

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

     The Company's manufacturing cycle, which is the period from the execution of a purchase order until actual shipment of the product to the customer, generally ranges from two to six weeks for small volume cooking system sales and up to one or two months longer for initial shipments to commence under large multi-unit purchase contracts. Pursuant to the Company's warranty policy, the Company will accept the return of a cooking system if the cooking system does not perform according to product specifications. For certain potentially large customers, who wish to test and evaluate a cooking system prior to purchase, the Company occasionally offers one or more units at a reduced price for such evaluation.

Research and Development

     During the years ended December 31, 1999, 1998 and 1997, the Company incurred costs related to research and development activities in the amounts of $4,092,000, $2,311,000 and $1,220,000, respectively. It is the intention of the Company to continue to invest in the continued development of its core technologies and related applications to the extent needed to establish them as a major world-wide cooking platform. In particular, in the area of cooking, the Company plans to continue improving the performance of its commercial system and embody the core technologies in a broader range of cooking appliances. During 1999, the Company completed the development of its first residential cooking system and began to develop other residential embodiments of its cooking technologies. In addition, the Company plans to develop and enhance a range of software products for residential and commercial kitchens to enable users to extract more value from their cooking systems and achieve new levels of communication and connectivity through the Internet.

Competition

     The commercial cooking and warming segment of the foodservice equipment market is characterized by intense competition. The Company competes with numerous well-established manufacturers and suppliers of conventional commercial ovens, grills and fryers (including those that cook through the use of conduction, convection, induction, air impingement, infrared, halogen and/or microwave heating methods). In addition, the Company is aware of others who are developing, and in some cases have introduced, commercial ovens based on high-speed heating methods and technologies. Most of the Company's competitors possess substantially greater financial, marketing, personnel and other resources than TurboChef Technologies and have established reputations relating to the development, manufacture, marketing and service of cooking equipment. Among the Company's major competitors in the cooking and warming segment of the foodservice equipment market are: The Middleby Corporation and certain of its subsidiaries; the commercial foodservice equipment division of Welbilt Corporation, including, Lincoln Foodservice Products, Inc.; Quadlux, Inc.; Vulcan-Hart Corporation, a subsidiary of Premark International, Inc.; Groen, Inc., a subsidiary of Dover Corporation; Amana and MerryChef, PLC.

     The competitive activity has also increased in the emerging residential rapid cook sector, and there can be no assurance that other companies with greater financial resources and expertise will not attempt to develop or are currently developing functionally competitive products that may become available in the near future. Certain competitors have already introduced products into the rapid cook sector, including; the General Electric Advantium over the range oven (utilizing microwave and halogen light technology), the Quadlux Flashbake wall oven (utilizing infrared and invisible light technology), the Whirlpool Speedcook wall oven (utilizing convection, microwave and halogen light technology) and the Amana Lightwave (utilizing microwave and infrared light technology). In addition, other competitive products are scheduled to be launched in the near future including the Thermador Jetdirect (utilizing microwave and air impingement) and the General Electric wall oven (utilizing microwave and halogen light technology). Although the Company is not aware of any competitive products, either being marketed or under development, which it believes are functionally equivalent to the TurboChef cooking system (i.e., that have the similar computer capabilities, that can produce the variety of food items, cooked to the same high quality standards, at the same speeds), there can be no assurance that other companies with greater financial resources will not attempt to develop functionally equivalent competitive products in the near future.

Regulation and Accreditation

     The Company is subject to regulations administered by various federal, state, local and international authorities, such as the United States Food and Drug Administration, the Federal Communication Commission, the European Community Council and the Japanese Government's Ministry of International Trade
(MITI) (including those regulations limiting radiated emissions from the Company's cooking system products), which impose significant compliance burdens on the Company. Failure to comply with these regulatory requirements may subject the Company to civil and criminal sanctions and penalties. While the Company believes that its products are in compliance in all material respects with all laws and regulations applicable to the Company and such products, there can be no assurance of such compliance. The Company tests, from time to time, the cooking systems in order to confirm continued compliance with applicable regulatory requirements. Management believes that compliance with these laws and regulations will not require substantial capital expenditures or have a material adverse effect on the Company's future operations.

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

     The Company has received certification from Underwriter's Laboratories, Inc. ("UL(R)") as to compliance of the Company's Model D-2, D-2 Max and D-3 TurboChef cooking systems with applicable UL(R) requirements relating to product safety accreditation standards and with the applicable requirements of the National Sanitation Federation ("NSF") relating to cleanability and sanitation accreditation standards. UL(R) and NSF are agencies which have established certain standards for a variety of categorized products and can be engaged to inspect a manufacturer's products for compliance with the applicable standards. Certification by each agency authorizes the marking of any such product with the agency's labels, which indicates that the product is approved by the agency for such use. Such certifications, which require periodic renewal, only represent compliance with established standards and are not legally required. However, failure by the Company to comply with these accreditation standards in the future could have a material adverse effect on the Company's marketing efforts. In addition, the Company has met the requirements necessary to apply the "CE" mark (which indicates compliance with the European Community Council directive relating to electromagnetic compatibility and low voltage) to its Model D-2, D-2 Max and D-3 TurboChef cooking systems. As an equipment manufacturer, the Company is allowed to "self-certify" compliance with this directive and have a third party attest to the results. The Company is required by law to meet this European Community Council directive in order to apply the "CE" mark and thereby sell its cooking systems in the European Union. The TurboChef model D-2 cooking system has also been approved by the Japanese Government's MITI, thereby permitting sales of such system in Japan.

Warranty and Service

     The Company offers to purchasers a one-year limited warranty covering the TurboChef cooking system's workmanship and materials, during which period the Company or its authorized service representative will make repairs and replace parts which become defective due to normal use. Although the cost of servicing TurboChef cooking systems under this one-year warranty has been in line with expectations to date, there can be no assurance that future expenses incurred on the one year warranty will not have a material adverse effect upon the Company.

     The Company did allow the purchase of an extended warranty program for a particular customer during 1999, 1998 and 1997, which covered units that were older than one year. The Company recorded revenues of $201,000, $417,000 and $253,000 in 1999, 1998 and 1997, respectively, for this extended warranty program. The costs associated with this extended warranty program in excess of revenues was $150,000, $462,000 and $146,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The results of research associated with the extended warranty program coupled with research findings from the Company's accelerated life cycle testing facility have lead to design improvements that should improve both the durability and reliability of the Company's products and will be incorporated into future products. The above extended warranty program has been completed.

     On September 1, 1999, the Company entered into an agreement to upgrade and warranty 262 cooking systems installed with Whitbread PLC. The Company received approximately $1.4 million from Whitbread PLC to complete the upgrade and warranty the cooking systems for a three-year period, beginning in September 1999. The cooking system upgrades include design changes that should substantially increase the life and durability of the cooking systems and were completed in February 2000. The $1.4 million was recorded as an accrued liability and has been reduced as expenses relating to the upgrade and warranty are incurred. During 1999, the Company accrued an additional $755,000 for expenses in excess of payments from Whitbread PLC, relating to the completion of the upgrade and remainder of the warranty period. At this time, the Company believes that it has accrued expenses sufficient to cover the total cost of the upgrades and any charges arising during the three-year warranty period. However, there can be no assurances that future expenses incurred on the upgrade and three-year warranty will not have a material adverse effect upon the Company.

     In those areas where TurboChef cooking systems are located, the Company has established relationships with independent factory authorized service representatives who provide installation and repair services and carry a parts inventory. The Company expects its market partners to establish parts and service capabilities in the markets in which they sell TurboChef licensed products through Maytag Corporation and G.S. Blodgett Corporation will utilize their national service retailers to support their respective sales of TurboChef rapid cook products.

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

Patents and Proprietary Rights

     The Company holds six United States patents which cover certain fundamental aspects of the Company's high-speed cooking technologies. Additionally, the Company has received notification from the U.S. Patent and Trademark Office that another patent application covering fundamental new aspects of the Company's residential high-speed cooking technology has been allowed. The Company has pending patent applications or patents corresponding to one or more of these United States patents filed in at least seven countries (including the various countries of the European Patent Convention). These United States patents expire in 2011-2018. The Company further holds one pending United States patent application on a vent catalytic converter for use in such high-speed cooking technologies and patent applications covering other aspects of the Company's high-speed cooking technology. The Company also holds one United States patent relating to the Company's "par-baked" pizza dough setting technology, which patent expires in 2014. The patent laws of other countries may differ from those of the United States as to the patentability of the Company's technologies and products and the degree of protection afforded. The Company believes that its patents and patent applications provide it with a competitive advantage.

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

     The Company believes that product and brand name recognition is an important competitive factor in the foodservice equipment industry. Accordingly, the Company promotes the TurboChef(R) name in connection with its marketing activities. The Company holds a United States trademark for the TurboChef(R) name and also a United States Trademark for TurboChef Technologies, Inc.(R). The Company also holds various other trademarks and has pending applications on others.

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

Employees

     As of March 17, 2000, the Company employed 50 persons, all of whom are full-time employees, including three executive officers and six senior managers. Of its employees, twenty-five are engaged in technological development, twelve in management and administration, and thirteen in sales, marketing, and customer service. None of the Company's employees are represented by labor unions. The Company considers its relations with its employees to be good.

Executive Officers of the Company

The executive officers of the Company as of March 29, 2000, are as follows:

               Name                          Age              Position(s)
               ----                          ---              -----------
Jeffrey B. Bogatin........................    51  Chairman of the Board of Directors

Richard N. Caron..........................    43  President and Chief Executive Officer

Dennis J. Jameson.........................    46  Executive Vice President, Chief Financial
                                                  Officer, Secretary and Treasurer

     Jeffrey B. Bogatin is a co-founder of the Company, has been a director of the Company since its inception in 1991 and served as Chairman of the until April 1998. Mr. Bogatin was re-appointed as Chairman of the Board of Directors on March 5, 2000. Mr. Bogatin has also served as Treasurer of the Company until June 1996. Since 1975, Mr. Bogatin has served as President of Whitemarsh Industries, Inc., which was engaged in manufacturing and importing ladies apparel and is now involved with making venture capital investments.

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

     Dennis J. Jameson was elected Executive Vice President and Chief Financial Officer of the Company in December 1995, Treasurer in 1996 and Secretary in 1997. From 1988 to 1995 he served as a director, Senior Vice President Finance and Administration, and Chief Financial Officer of Black-eyed Pea Restaurants, Inc. in Dallas, Texas, which operates casual dining and quick service Mexican restaurants located primarily in the Southwest and Southeast.

Item 2    Properties
          ----------

     The Company owns no real estate. The Company leases approximately 18,600 square feet of space at 10500 Metric Drive, Dallas, Texas, which it uses for executive offices, technology development, limited assembly and other purposes, under a lease agreement, which expires on January 31, 2002. The Company also leases approximately 3,000 square feet of space at 5151 Beltline Road, Dallas, Texas, which is currently sub-leased to another firm. This lease will expire on April 30, 2000.

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


Item 4    Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     None.

                                    Part II

Item 5     Market for Registrant's Common Equity and Related Stockholder Matters
           ---------------------------------------------------------------------

     The Company's common stock traded on the NASDAQ Small Cap Market under the symbol "TRBO" from the Company's initial public offering in April 1994 until February 1999. On March 1, 1999, the Company's stock began trading on the NASDAQ National Market. The following table sets forth the high and low bid quotations for the common stock for the periods indicated as reported by NASDAQ Small Cap Market and the NASDAQ National Market, as applicable. The per share quotations represent inter-dealer prices without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


                                  Per Share Price
                                  ---------------
     Period                        High     Low
     ------                        ----     ---

Fiscal Year 1999
----------------

     First Quarter                 $    13  $  9 1/4

     Second Quarter                $12 5/8  $  7 3/4

     Third Quarter                 $ 9 5/8  $  4 7/8

     Fourth Quarter                $8 9/32  $3 11/16

Fiscal Year 1998
----------------

     First Quarter                 $    10  $ 7 7/16

     Second Quarter                $13 1/8  $  7 3/8

     Third Quarter                 $     9  $      4

     Fourth Quarter                $ 9 7/8  $  5 7/8

     As of March 17, 2000, there were approximately 143 shareholders of record of the Company's common stock.

Dividends

     The Company has not paid cash dividends on the common stock since its organization and does not expect to pay any cash dividends on the common stock in the foreseeable future. Rather, the Company intends to continue a policy of retaining earnings for the Company's operations and planned expansion of its business. The payment of any future cash dividends would be at the discretion of the Company's Board of Directors and would depend on future earnings, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors.

Item 6    Selected Financial Data
          -----------------------

     The following selected financial data for each of the fiscal years ended December 31, 1999, 1998 and 1997 has been derived from the Company's audited financial statements, and should be read in conjunction with those statements, which are included in this Form 10-K. The following selected financial data for each of the fiscal years ended December 31, 1996 and 1995 have been derived from the Company's audited financial statements, and should be read in conjunction
with those statements, which are not included in this Form 10-K.   The selected
financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto which are included elsewhere in this Form 10-K.

                                                                    Year Ended December 31,
                                                           (Amounts in Thousands, Except Share Data)
                                 ------------------------------------------------------------------------------------------
                                      1999                1998               1997               1996                1995
                                      ----                ----               ----               ----                ----
Statement of Operations
-----------------------
Data:
-----
Revenues                         $      7,063        $     7,137        $      4,222       $      2,802       $       1,228
Operating Loss                   $     (7,805)       $    (4,152)       $     (4,822)      $     (3,197)      $      (1,698)
Net Loss                         $     (8,779)       $    (3,954)       $     (4,662)      $     (2,941)      $      (1,585)
Per Share Data (1)
Net Loss per Share - basic       $       (.57)       $      (.27)       $       (.33)      $       (.22)      $        (.13)
 and diluted

Weighted Average Number of
 Shares Outstanding                14,983,486         14,611,724          14,032,796         13,339,431          12,451,786

Balance Sheet Data:
-------------------
Working Capital                  $     14,484        $    18,566        $      9,527       $      8,523       $       1,083
Total Assets                     $     21,069        $    20,800        $     16,440       $      9,743       $       2,218
Total Liabilities                $     11,218        $     1,607        $        811       $        810       $         770
Accumulated Deficit              $    (30,010)       $   (21,231)       $    (17,277)      $    (12,615)      $      (9,673)
Total Stockholders' Equity       $      9,851        $    19,193        $     15,629       $     (8,933)      $       1,448

     (1) On December 12, 1995, the Company's Board of Directors approved a two for one stock split effective in the form of a stock dividend paid on January 11, 1996 to stockholders of record on December 29, 1995. Share data is based upon the weighted average common shares and share equivalents outstanding for each period, adjusted to reflect the split.

Item 7  Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

General

     From its inception in April 1991 until March 1994, the Company was engaged primarily in research and development, limited production operations and test marketing of its cooking systems. In March 1994, the Company introduced its first commercial product, the Model D-1 cooking system. In June 1995, the Company entered into its first major contract with Whitbread PLC ("Whitbread") and introduced an enhanced product, the Model D-2 cooking system. The Company concentrated its efforts on the Whitbread rollout throughout 1996. Upon the completion of the secondary public offering of common stock in June 1996 the Company began development of a direct sales organization. By the end of the first quarter of 1997, the Company had substantially developed a U.S. direct sales and European sales infrastructure and marketing programs. However, the revolutionary nature of the Company's technologies, coupled with large restaurant chain operators' historical resistance to change and the Company's lack of brand strength has limited commercial sales.

     The Company believes its long-term success is dependent on its core competencies of developing new technologies and products for the foodservice and residential appliance industries. Consequently, the Company has sought to establish alliances with major corporations with strengths in manufacturing, sales, marketing and distribution. An alliance of this nature was successfully established in September 1997, when the Company announced a strategic alliance with Maytag Corporation ("Maytag Alliance") to jointly develop new products incorporating the Company's technologies. The Maytag Alliance entailed a mutual exchange of each Company's common stock then valued at approximately $10 million and Maytag's payment to TurboChef Technologies for certain research and development activities related to targeted product initiatives. The Company also announced in July 1998 that the Maytag Alliance had been expanded to establish a cooperative effort to market and sell commercial cooking products in North America. During the first quarter of 1999, TurboChef Technologies and G.S. Blodgett Corporation, a wholly-owned subsidiary of Maytag, engaging in the manufacturing and selling of commercial foodservice equipment, began arranging for the transition of the manufacturing of the Company's commercial unit to Blodgett's facilities. This transition was completed during the second quarter of 1999. In November 1999, the Maytag Alliance was further expanded to include the development of two "next generation" commercial cooking systems. The Maytag Alliance enables the Company to focus on its core competency of technology development while utilizing the strengths of well-established leaders within the commercial and residential appliance industries to manufacture, market, and distribute the Company's products in North America. The Company is currently seeking potential marketing and manufacturing partners in Europe and Asia to expand the model line up and reach of its technologies.

     The Company has invested heavily in research, prototype development, strategic alliance development and sales and marketing personnel. As a result of these investments, and the heretofore limited revenues generated through sales of cooking systems, the Company has incurred substantial operating losses in each year of its operations (including net losses of $8.8 million, $4.0 million and $4.7 million for the years ended December 31, 1999, 1998 and 1997, respectively) resulting in an accumulated deficit of $30.0 million as of December 31, 1999.

     Although the Company has historically incurred significant losses, the Company expects to generate future cash flows from the direct sale of its commercial cooking systems, royalties from the sale of its commercial and residential cooking systems, license fees for the non-exclusive licensing of its technologies, research and development fees for product development and, as necessary, raising capital through future equity or debt financing. As discussed in the accompanying footnotes, the Company is currently dependent on a single company, Maytag Corporation, for its research and development funding and royalty revenues. In addition, the Company is dependent on Maytag to manufacture, market and sell its products in North America. The Company is currently pursuing potential marketing and manufacturing partners in Europe and Asia. No such partnerships currently exist. If Maytag chooses to cancel the Alliance and its related agreements, by giving the Company 30 days written notice, the Company would not receive additional research and development funding or minimum royalties or have access to Maytag's manufacturing, marketing or selling capabilities after the end of the 30 day period. If revenues from cooking system sales, cash from its financing agreements and external financing is not sufficient, the Company may be required to revise its plan of operations, including a curtailment of expansion and product development activities and reduction of other general and administrative expenses.

     The Company will continue to pursue business growth through implementation of the following strategies: (i) joint development and commercialization of residential and commercial products in North America through the Maytag Alliance, (i) joint development and commercialization of residential and commercial products in North America through the Maytag Alliance, (ii) pursuit of strategic alliances and license agreements in major international markets,
(iii) continued direct marketing to European restaurants, hotels, convenience stores and other foodservice operators, (iv) continued development of new hardware, software and food solutions for residential and commercial applications utilizing the Company's patented technologies, (v) the development of new foodservice technologies, and (vi) the development and execution of an Internet and connectivity strategy for both residential and commercial appliances including the filing of key business process patents. The Company's future liquidity will depend upon, among other things, the successful implementation of these initiatives.

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

Results of Operations for the Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

     Revenues for the year ended December 31, 1999 were $7,063,000 and are comparable to revenues of $7,137,000 for the year ended December 31, 1998. A scheduled reduction in payments to the Company for research and development activities under the Maytag Alliance.

     Cost of sales for the year ended December 31, 1999 were $3,267,000, an increase of $590,000 when compared to $2,677,000 for cost of sales in the prior year. This increase is attributable to an increase in the sales of the Company's commercial cooking systems and costs relating to the upgrade and warranty of products sold to a major customer in Europe.

     Gross profit on product sales for the year ended December 31, 1999 decreased to $124,000, when compared to gross profit on sales of $385,000 during the prior year. Gross margin for the year ended December 31, 1999 was 4% of sales, compared 13% of sales for the year ended December 31, 1998. The reduction in gross profit was principally due to the costs relating to the upgrade and warranty of 262 units for a major customer in Europe.

     Research and development expenses for the year ended December 31, 1999 increased to $4,092,000. This represents an increase of $1,781,000 from $2,311,000 for the year ended December 31, 1998. The increase is due to additions of engineering and technical personnel to support the Company's product development requirements, costs associated with the Maytag Commercial License and development agreement, development of "next generation" residential cooking systems and the ongoing operating costs associated with the Company's accelerated life cycle testing facility, established for the durability and reliability testing of the Company's products.

     Selling, general and administrative expenses for the year ended December 31, 1999 increased $1,408,000, to $7,709,000 from comparable expenses of $6,301,000 for 1998. The increase over 1998 is due to the addition of executive officers and other administrative support personnel and the expansion of the Company's European sales and marketing organization.

     Other expense was $774,000 for the year ended December 31, 1999 compared to other income of $198,000 for the year ended December 31, 1998. The $972,000 increase in expenses is primarily due to accrued interest charges and the amortization of the premium on the purchased put option purchased to hedge against market fluctuations of the Company's Maytag common stock. A portion of such shares are collateral for the Company's long-term credit facility. The increase in other expenses was partially offset by the elimination of expenses relating to the Company's interest in a former joint venture.

Results of Operations for the Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

     Revenues for the year ended December 31, 1998 were $7,137,000, an increase of $2,915,000 when compared to revenues of $4,222,000 for the year ended December 31, 1997. The increase is primarily due to payments to the Company for research and development activities under the Maytag Alliance and an increase in the average selling price of its cooking system, offset partially by a decrease in commercial cooking system unit sales.

     Cost of sales for the year ended December 31, 1998 were $2,677,000, a decrease of $166,000 when compared to $2,843,000 for cost of sales in the prior year. This decrease is attributable to the reduction in cooking system unit sales, partially offset by an increase in costs associated with an extended warranty program provided to one of the Company's major customers.

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

     Other income was $198,000 for the year ended December 31, 1998 compared to $160,000 for the year ended December 31, 1997. The increase was primarily due to dividends received as a result of ownership of the Maytag stock for an entire year compared to only the fourth quarter of 1997. Offsetting this increase was a decrease in interest income due to reduced amounts of cash invested in securities.

Liquidity and Capital Resources

     The Company's capital requirements in connection with its product and technology development and marketing efforts have been and will continue to be significant. In addition, capital is required to operate and expand the Company's operations. Since its inception, the Company has incurred operating losses and has been substantially dependent on loans and capital contributions from its principal stockholders, private placements of its securities and the proceeds from stock offerings.

     Although the Company has historically incurred significant losses, the Company expects to generate future cash flows from the direct sale of its commercial cooking systems, royalties from the sale of its commercial and residential cooking systems, license fees for the non-exclusive licensing of its technologies, research and development fees for product development and, as necessary and available, raising capital through future equity or debt financing. As discussed in Note 12 of the consolidated financial statements, the Company is currently dependent on a single company, Maytag Corporation, for its research and development funding and royalty revenues. Accordingly, future revenues from the Alliance will depend upon the establishment of additional fee based on research and development projects that embody the Company's technologies. However, if additional projects are not initiated with Maytag, the Alliance is cancelled or if revenues from cooking system sales, cash from its financing agreements and external financing is not sufficient, the Company may be required to revise its plan of operations, including a curtailment of expansion, product development activities and reduction of other general and administrative expenses. Furthermore, there is no assurance that the Company would be able to find alternative sources of funding which could have a significant adverse effect on the Company's current and future operations.

     Since October 1997, the Company's cash requirements have been met in part by Maytag. In accordance with the Maytag Alliance, the Company has been paid an aggregate of $5.9 million for technology transfer initiatives by the Company.

     In October 1999, the Company entered into a Commercial License Agreement that broadens Maytag's distribution rights with respect to commercial cooking products utilizing the Company's rapid cook technologies. Pursuant to the terms of the agreement, Maytag now has exclusive rights to market and sell throughout North America and certain worldwide rights to sell to North American based chains with international locations. This exclusivity extends until March 2002, with certain applications extending until March 2003. In consideration for these rights, Maytag has agreed to pay the Company per unit royalties of approximately 10% of targeted wholesale prices. In the event that actual gross margins exceed target levels, the Company will share equally in the incremental margin. Maytag has also agreed to establish $5.75 million as the minimum royalty threshold over the first two years of exclusivity, as well as provide the Company with up to $4.6 million in additional research and development funding ($2.5 million during the fourth quarter of 1999, $1.85 million during the first quarter of 2000 and 250,000 during the second quarter of 2000), for the development of prototype units relating to this agreement. This agreement is cancelable by either Maytag or the Company with 30 days written notice. If canceled by Maytag, monies previously received would not be refundable and Maytag would lose its exclusive rights. The cancellation of this agreement could have a material adverse effect on the operations and the financial position of the Company if they were unable to enter into a agreement with another party with similar terms.

     The Maytag Alliance called for the mutual exchange of each company's stock with a value of approximately $10.0 million. In 1997, Maytag purchased 564,668 shares of the Company's common stock, and the Company purchased 293,846 shares of Maytag common stock.

     In July 1999, the Company entered into a research and development agreement with the Gas Research Institute ("GRI"). Through this agreement, the Company has received $2,000,000 in funding in for the development of gas fueled cooking platforms. In exchange for the funding, GRI received warrants to purchase 50,000 shares of the Company's common stock and a percentage of the royalty that the Company receives on the sale of various commercial products containing technology developed from the GRI funding in North America and Europe. The maximum cumulative royalty that GRI will receive under this agreement is $4.0 million.

     As of December 31, 1999, the Company had the right to sell, pledge or transfer 100% of these securities. As of March 17, 2000, the Maytag stock owned by the Company had a market value of approximately $8.0 million.

     In January 1999, the Company entered into an agreement with Banque AIG, London Branch (an affiliate of American International Group, Inc. ("AIG")). The AIG facility provides for the Company to pledge its Maytag shares in the form of a "Variable Stock Transaction" and to receive cash advances against the value of the Maytag shares. All advances mature on January 14, 2002. Interest is imputed at rates ranging from 5.8% to 7.4%. The Company may satisfy any outstanding obligation by surrendering Maytag shares equal to the fair value of the obligation or with cash at any time up to and including January 14, 2002. The transaction allows the Company to benefit from the appreciation over $63.25 per share in the Maytag share price over the three-year period and provides down-side protection to the Company in the form of a purchase put option for the 293,846 shares of Maytag stock. The purchase put option establishes a minimum realizable value for the Maytag shares of approximately $57 per share.

     As of December 31, 1999 and as of March 17, 2000, the Company has pledged 165,000 shares of the Maytag stock, received advances totaling $7.9 million and has accrued approximately $0.4 million in interest. As of March 17, 2000, the Company has approximately $6.3 million in advances available through its long-term financing agreement.

     In February 1999, the Company entered into a revolving credit agreement with its bank. The credit agreement is set to expire in May 2000. The agreement is secured by 6,923 shares of Maytag common stock owned by the Company. The Company can borrow up to the lesser of $315,000 or 75% of the market value of the Maytag stock at the prime interest rate less 0.5%. As of December 31, 1999, the Company had no outstanding borrowings and approximately $249,000 in borrowings available through this facility.

     At December 31, 1999, the Company had working capital of $14,484,000 as compared to working capital of $18,566,000 at December 31, 1998. The $4,082,000 working capital decrease from December 31, 1998 resulted primarily from the decline in value of the Company's investment in Maytag common stock, partially offset by funds received through the Company's long-term credit facility with AIG and the increased value of the purchased put option recorded in marketable securities available for sale.

     Cash used in operating activities was $4,308,000 for the year ended December 31, 1999 as compared to cash used in operating activities of $2,887,000 for the year ended December 31, 1998. The net loss of $8,779,000 in 1999 included $1,524,000 of non-cash contributions to net loss (depreciation, amortization and non-cash compensation expenses), compared to $625,000 in 1998. Net cash used in operating activities in 1999 was positively impacted by a $1,678,000 increase in deferred revenue, a $735,000 increase in accrued expenses and a $429,000 increase in accounts payable. These operating cash requirements were partially offset by a $391,000 net increase in accounts receivable and a $168,000 increase in prepaid expenses.

     Cash used in investing activities for the year ended December 31, 1999 was $2,435,000 and primarily resulted from the premium paid for a purchased put option, used to hedge the Company's Maytag common stock, of $1,943,000 and equipment and leasehold improvement purchases of $492,000.

     Cash provided by financing activities was $8,507,000 for the year ended December 31, 1999, of which $7,879,000 was obtained through the Company's long-term credit agreement with AIG, while the remaining $628,000 is the net proceeds from stock options and stock warrant transactions.

     At December 31, 1999, the Company had cash and cash equivalents of $1,928,000, compared to cash and cash equivalents of $164,000 at December 31, 1998.

Authoritative Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to report derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company is currently reviewing the standard and its effect on the financial statements. SFAS No. 133 was amended when the FASB issued SFAS No. 137, which defers the effective date of this statement until January 1, 2001.

Forward Looking Statements

     Although the Company has historically incurred significant losses, management believes that it will generate sufficient cash flows for future operations from the direct sale of its commercial cooking systems, royalties from the sale its commercial and residential cooking systems, license fees for the non-exclusive licensing of its technologies, research and development fees for product development and, as necessary and available, raising capital through future equity or debt financing. If revenues from cooking system sales, cash from its financing agreements and external financing is not sufficient, the Company may be required to revise its plan of operations, including a curtailment of expansion, product development activities and reduction of other general and administrative expenses. Furthermore, there is no assurance that the Company would be able to find alternative sources of funding. Any of the aforementioned factors could have a significant adverse effect on the Company's current and future operations and financial position.

     The Company anticipates that it will complete its targeted commercial cooking system research and development in April 2000 and, subsequently, will cease receiving the monthly research and development funding payments associated with such projects. The Maytag Alliance, however, is ongoing, and provides for the opportunity to establish additional residential and commercial product development projects in the future. Accordingly, future revenues from the Maytag Alliance will depend upon the establishment of additional fee based research and development projects with Maytag and royalties from the successful commercialization and sales of the products that embody the Company's technologies. The Company's goals are to continue its development of innovative and commercially viable products, to support the Maytag Alliance efforts and to establish additional strategic alliances, partnerships and license agreements in major international markets.

     The Company's future performance will be subject to a number of business factors, including those beyond the Company's control, such as economic downturns and evolving industry needs and preferences, as well as to the level of the Company's competition and the ability of the Company to successfully market its products and effectively monitor and control its costs. The Company believes that increases in revenues sufficient to offset its expenses could be derived from its currently proposed plans within the next 18 to 24 months, if such plans are successfully completed. These plans include: (i) joint development and commercialization of residential and commercial products in North America through the Maytag Alliance, (ii) pursuit of strategic alliances and license agreements in major international markets, (iii) continued direct marketing to European restaurants, hotels, convenience stores and other foodservice operators, (iv) continued development of new hardware, software and food solutions for residential and commercial applications utilizing the Company's patented technologies, (v) the development of new foodservice technologies, and (vi) the development and execution of an Internet and connectivity strategy for both residential and commercial appliances including the filing of key business process patents. However, there can be no assurance that the Company will be able to successfully implement any of the foregoing plans, that either its revenues will increase or its rate of revenue growth will continue or that it will ever be able to achieve profitable operations.

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

     As of December 31, 1999, the amount of backlog orders believed to be firm was approximately $0.2 million, as compared to approximately $0.4 million as of December 31, 1998. The Company anticipates that the majority of this backlog will be filled during the current year. The December 31, 1999 backlog is negatively impacted by the Company's transition from marketing its Model D cooking system to the commercial counter top system to be introduced in the second quarter of 2000.

Item 7a   Quantitative and Qualitative Disclosures about Market Risk
          ----------------------------------------------------------

     In January 1999, the Company invested approximately $1.9 million in the form of a purchased put option that covered all of the Company's Maytag common stock. The function of the purchased put option is to guarantee a minimum value of the Company's Maytag common stock for a three-year period. This purchased put option is an integral part of the AIG credit facility as it established a minimum borrowing base from which the Company could draw upon from time to time. The market value of the purchased put option is based upon the current price of Maytag common stock and the amount of time remaining on the option. The Company is currently amortizing the amount of the premium on the purchased put option on a straight-line basis, over the three-year contract period. The maximum potential exposure that the Company has, with respect to the purchased put option, is $1.9 million, the initial premium of the purchased put option. For further information regarding the Company's credit facility see the "Liquidity and Capital Resources" section of this document.

Item 8   Financial Statements and Supplementary Data
         -------------------------------------------

     The financial statements set forth herein commence on page F- 1 of this report.

Item 9   Changes In and Disagreements with Accountants on Accounting and
         ----------------------------------------------------------------
         Financial Disclosure
         --------------------

     Effective December 21, 1998, the Company appointed the accounting firm of Arthur Andersen LLP as the Company's independent public accountants for fiscal 1998 to replace KPMG LLP, which resigned on that same date. The Company's Board of Directors approved the selection of Arthur Andersen LLP as independent public accountants upon the recommendation of the Board's Audit Committee.

     During the year ended December 31, 1997, and the period from January 1, 1998 through December 21, 1998, there were no disagreements with KPMG LLP on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. KPMG LLP's report on the Company's financial statements for the year ended December 31, 1997, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

                                   Part III

Item 10   Directors and Executive Officers of the Registrant
          --------------------------------------------------

     The information required by this item is contained in the definitive proxy materials of the Company to be filed in connection with its 2000 Annual Meeting of Stockholders, except for the information regarding executive officers of the Company which is contained in Part I of this Annual Report on Form 10-K. The information required by this item contained in such definitive proxy material is incorporated herein by reference.

Item 11   Executive Compensation
          ----------------------

     The information required by this item is contained in the definitive proxy materials of the Company to be filed in connection with its 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12   Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     The information required by this item is contained in the definitive proxy materials of the Company to be filed in connection with its 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13   Certain Relationships and Related Transactions
          ----------------------------------------------

     The information required by this item is contained in the definitive proxy materials of the Company to be filed in connection with its 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

10.32 Employment Letter between Richard N. Caron and TurboChef Technologies, Inc. dated September 2, 1998. (12)

10.33 Master Agreement dated January 11, 1999 by and between TurboChef Technologies, Inc. and AIG Financial Securities Corp. (13)

10.34 Variable Stock Agreement dated January 14, 1999 by and between TurboChef Technologies, Inc. and AIG Financial Securities Corp. (13)

10.35 Pledge Agreement dated January 11, 1999 by and between TurboChef Technologies, Inc. and AIG Financial Securities Corp. (13)

10.36 Research and Development Contract dated July 29, 1999 by and between Gas Research Institute and TurboChef Technologies, Inc. (14)

10.37 License Agreement dated as of October 28, 1999 by and between Maytag Corporation and TurboChef Technologies, Inc. (14)

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

   (9) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year December 31, 1997, and incorporated herein by reference.

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

   (13) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

   (14) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.

(b)  Reports on Form 8-K

     None

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

     Dated March 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Name                    Title                    Date
       ----                    -----                    ----

/s/ Jeffrey B. Bogatin      Chairman of the Board of Directors   March 29, 2000
Jeffrey B. Bogatin

/s/ Richard N. Caron        President, Chief Executive Officer   March 29, 2000
Richard N. Caron            and Director (Principal Executive
                            Officer)

/s/ Dennis J. Jameson       Executive Vice President, Chief      March 29, 2000
Dennis J. Jameson           Financial Officer (Principal
                            Accounting and Financial Officer)

/s/ Marion H. Antonini      Director                             March 29, 2000
Marion H. Antonini

/s/ Donald J. Gogel         Director                             March 29, 2000
Donald J. Gogel

/s/ Sir Anthony Jolliffe    Director                             March 29, 2000
Sir Anthony Jolliffe

                         INDEX TO FINANCIAL STATEMENTS



Report of Independent Public Accountants                                                F-2
Independent Auditors' Report                                                            F-3
Financial Statements:
  Balance Sheets as of December 31, 1999 and 1998                                       F-4
  Statements of Operations for the years ended December 31, 1999, 1998 and 1997         F-5
  Statements of Stockholders' Equity for the years ended
    December 31, 1999, 1998 and 1997                                                    F-6
  Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997         F-7
  Notes to Financial Statements for the years ended December 31, 1999, 1998 and 1997    F-8

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
TurboChef Technologies, Inc.:


We have audited the accompanying balance sheets of TurboChef Technologies, Inc. (a Delaware corporation) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TurboChef Technologies, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                       Arthur Andersen LLP

Dallas, Texas
March 30, 2000

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
TurboChef Technologies, Inc.:


We have audited the accompanying statements of operations, stockholders' equity, and cash flows of TurboChef Technologies, Inc. for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of TurboChef Technologies Inc. for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


                                            KPMG LLP

Dallas, Texas
January 30, 1998

                          TurboChef Technologies, Inc.
                                 Balance Sheets
                    (Amounts in Thousands, Except Share Data)

                                                                               At December 31,
                                                                               1999       1998
                                                                               ----       ----
                                   Assets
                                   ------
Current assets:
Cash and cash equivalents                                                   $  1,928    $    164
Marketable securities available for sale, at fair value                        7,335      18,292
Marketable securities - pledged, at fair value                                 7,920         -
Accounts receivable net of allowance for doubtful accounts of
 $117 and $92 at December 31, 1999 and 1998, respectively                      1,280         914
Inventories, net                                                                 252         762
Prepaid expenses                                                                 209          41
                                                                            --------    --------
                               Total current assets                           18,924      20,173
                                                                            --------    --------
Property and equipment:
  Leasehold improvements                                                         315         130
  Furniture and fixtures                                                         720         475
  Equipment                                                                      518         456
                                                                            --------    --------
                                                                               1,553       1,061
  Less accumulated depreciation and amortization                                (822)       (563)
                                                                            --------    --------
                               Net property and equipment                        731         498
                                                                            --------    --------
Premium on purchased put option, net                                           1,295         -
Other assets                                                                     119         129
                                                                            --------    --------
                               Total assets                                 $ 21,069    $ 20,800
                                                                            ========    ========

                    Liabilities and Stockholders' Equity
                    ------------------------------------
Current liabilities:
  Accounts payable                                                          $  1,000    $    571
  Accrued payroll                                                                141         223
  Accrued upgrade and warranty costs                                           1,069         259
  Accrued expenses                                                               481         474
  Deferred revenue                                                             1,727          49
  Other                                                                           22          31
                                                                            --------    --------
                               Total current liabilities                       4,440       1,607

Long-term liabilities:
  Long-term debt                                                               6,406         -
  Accrued interest                                                               372         -
                                                                            --------    --------
                               Total long-term liabilities                     6,778         -

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1.00 par value.  Authorized 5,000,000 shares
    None issued at December 31, 1999 and 1998, respectively                      -           -
  Common stock, $.01 par value. Authorized 50,000,000 shares
    Issued 15,090,373 and 14,659,134 shares at December 31,
    1999 and 1998, respectively                                                  151         148
  Additional paid-in capital                                                  34,119      32,435
  Accumulated deficit                                                        (30,010)    (21,231)
  Notes receivable from employees                                               (685)        -
  Accumulated other comprehensive income                                       6,727       8,292
  Treasury stock - at cost 32,130 shares in 1999 and 1998                       (451)       (451)
                                                                            --------    --------
                               Total stockholders' equity                      9,851      19,193
                                                                            --------    --------

                               Total liabilities and stockholders' equity   $ 21,069    $ 20,800
                                                                            ========    ========

The accompanying notes are an integral part of these financial statements

                          TurboChef Technologies, Inc.
                            Statements of Operations
                    (Amounts in Thousands, Except Share Data)


                                                          Years Ended December 31,
                                                     1999           1998            1997
                                                     ----           ----            ----

Revenues:
  Product sales                                  $      3,391    $      3,062    $      3,462
  Research and development fees                         3,645           4,075             760
  Royalties                                                27             -               -
                                                 ------------    ------------    ------------
                      Total revenues                    7,063           7,137           4,222


Costs and expenses:
  Cost of goods sold                                    3,267           2,677           2,843
  Research and development expenses                     4,092           2,311           1,220
  Selling, general and administrative expenses          7,709           6,301           4,981
                                                 ------------    ------------    ------------
                      Total costs and expenses         14,068          11,289           9,044
                                                 ------------    ------------    ------------

                      Operating loss                   (8,005)         (4,152)         (4,822)
                                                 ------------    ------------    ------------


Other income (expense):
  Interest income                                          79              92             269
  Interest expense                                       (372)            -               -
  Dividend income                                         206             200              47
  Amortization of purchased put option premium           (647)            -               -
  Equity in loss of joint venture                         -              (105)           (156)
  Other income (expense)                                  (40)             11             -
                                                 ------------    ------------    ------------
                                                         (774)            198             160
                                                 ------------    ------------    ------------

                      Net loss                   $     (8,779)   $     (3,954)   $     (4,662)
                                                 ============    ============    ============

Loss per common share - basic and diluted        $      (0.57)   $      (0.27)   $      (0.33)
                                                 ============    ============    ============

 Weighted average number of common
    shares outstanding - basic and diluted         14,983,486      14,611,724      14,032,796
                                                 ============    ============    ============


The accompanying notes are an integral part of these financial statements

                          TurboChef Technologies, Inc.
                       Statements of Stockholders' Equity
                    (Amounts in Thousands, Except Share Data)

                                                               Common stock        Additional paid-      Accumulated
                                                            Shares       Amount       in capital           deficit
                                                            ------       ------       ----------           -------
Balance, December 31, 1996                                13,785,244   $      138   $   21,577           $  (12,615)

     Net loss                                                    -            -            -                 (4,662)
     Net unrealized gain on marketable securities                -            -            -                    -

     Comprehensive Income (Loss)                                 -            -            -                    -

     Exercise of warrants                                     87,815            1          284                  -
     Issuance of stock in payment of director's fee            1,960          -             30                  -
     Exercise of stock options                               111,607            1          244                  -
     Issuance of common stock                                564,668            6        9,995                  -
     Purchase of treasury stock (9,067 shares)                   -            -            -                    -
                                                    ---------------------------------------------------------------
Balance, December 31, 1997                                14,551,294          146       32,130              (17,277)

     Net loss                                                    -            -            -                 (3,954)
     Net unrealized gain on marketable securities                -            -            -                    -
      Comprehensive Income (Loss)                                -            -            -                    -

     Exercise of warrants                                     51,014            1          164                  -
     Exercise of stock options                                56,826            1          141                  -
     Purchase of treasury stock (14,748 shares)                  -            -            -                    -
                                                    ---------------------------------------------------------------
Balance, December 31, 1998                                14,659,134          148       32,435              (21,231)

     Net loss                                                    -            -            -                 (8,779)
     Net unrealized loss on marketable securities                -            -            -                    -
     Net unrealized gain on purchased put option                 -            -            -                    -

      Comprehensive Income (Loss)                                -            -            -                    -

     Compensation expense                                        -            -            374                  -
     Notes receivable                                            -            -            -                    -
     Issuance of warrants                                        -            -            153                  -
     Exercise of warrants                                    121,172            1          392                  -
     Exercise of stock options                               310,067            2          765                  -
                                                      -------------------------------------------------------------
Balance, December 31, 1999                                15,090,373   $      151   $   34,119           $  (30,010)
                                                      =============================================================

                                                                     Notes       Accumulated
                                                                  receivable        other                     Total
                                                                     from       comprehensive  Treasury    stockholders'
                                                                  employees         income      stock         equity
                                                                  ----------    -------------  --------      ----------
Balance, December 31, 1996                                          $   -                 -    $    (167)        (8,933)

     Net loss                                                           -                 -          -           (4,662)
     Net unrealized gain on marketable securities                       -                 964        -              964
                                                                                                             ----------
     Comprehensive Income (Loss)                                        -                 -          -           (3,698)

     Exercise of warrants                                               -                 -          -              285
     Issuance of stock in payment of director's fee                     -                 -          -               30
     Exercise of stock options                                          -                 -          -              245
     Issuance of common stock                                           -                 -          -           10,001
     Purchase of treasury stock (9,067 shares)                          -                 -         (167)          (167)
                                                                  -----------------------------------------------------
Balance, December 31, 1997                                              -                 964       (334)        15,629

     Net loss                                                           -                 -          -           (3,954)
     Net unrealized gain on marketable securities                       -               7,328        -            7,328
                                                                                                             ----------
      Comprehensive Income (Loss)                                       -                 -          -            3,374

     Exercise of warrants                                               -                 -          -              165
     Exercise of stock options                                          -                 -          -              142
     Purchase of treasury stock (14,748 shares)                         -                 -         (117)          (117)
                                                                  -----------------------------------------------------
Balance, December 31, 1998                                              -               8,292       (451)        19,193
                                                                        -
     Net loss                                                           -                 -          -           (8,779)
     Net unrealized loss on marketable securities                       -              (4,188)       -           (4,188)
     Net unrealized gain on purchased put option                        -               2,623        -            2,623
                                                                                                             ----------
      Comprehensive Income (Loss)                                       -                 -          -          (10,344)

     Compensation expense                                               -                 -          -              374
     Notes receivable                                                  (685)              -          -             (685)
     Issuance of warrants                                               -                 -          -              153
     Exercise of warrants                                               -                 -          -              393
     Exercise of stock options                                          -                 -          -              767
                                                                  -----------------------------------------------------
Balance, December 31, 1999                                             (685)       $    6,727    $  (451)      $  9,851
                                                                  =====================================================

The accompanying notes are an integral part of these financial statements.

                                             TurboChef Technologies, Inc.
                                               Statements of Cash Flows
                                                (Amounts in Thousands)


                                                                                  Years Ended December 31,
                                                                            1999            1998             1997
                                                                            ----            ----             ----
Cash flows from operating activities:
   Net loss                                                                  $ (8,779)       $ (3,954)        $ (4,662)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
         Equity in loss of joint venture                                            -             105              156
         Depreciation and amortization                                            503             505              172
         Amortization of premium on purchased put option                          647               -                -
         Noncash compensation expense                                             374              15               29
         Provision for doubtful accounts                                           25              76                -
         Change in assets and liabiliteis:
            Increase in accounts receivable                                      (391)           (365)             (62)
            Decrease (increase) in inventories                                    266            (130)            (274)
            Decrease (increase) in prepaid expenses                              (168)             47              174
            Decrease (increase) in other assets                                    10              18              (47)
            Increase in accounts payable                                          429              52               60
            Increase (decrease) in accrued expenses                               735             722              (62)
            Increase in deferred revenue                                        1,678              27               11
            Decrease in other liabilities                                          (9)             (5)              (8)
            Accrued interest                                                      372               -                -
                                                                       ---------------  --------------   --------------
               Net cash used in operating activities                           (4,308)         (2,887)          (4,513)
                                                                       ---------------  --------------   --------------

Cash flows from investing activities:
   Sales of marketable securities                                                   -           1,795            5,514
   Premium on purchased put option                                             (1,943)              -
   Purchase of equipment and leasehold improvements                              (492)           (186)            (327)
   Investment in joint venture                                                      -            (145)            (117)
                                                                       ---------------  --------------   --------------
               Net cash provided by (used in) investing activities             (2,435)          1,464            5,070
                                                                       ---------------  --------------   --------------

Cash flows from financing activities:
   Borrowings under long-term debt                                              7,879               -                -
   Notes receivable from employees                                               (685)              -                -
   Proceeds from the exercise of stock options                                    767              26               78
   Proceeds from the issuance of warrants                                         153               -                -
   Proceeds from the exercise of warrants                                         393             164              285
                                                                       ---------------  --------------   --------------
               Net cash provided by financing activities                        8,507             190              363
                                                                       ---------------  --------------   --------------

Net increase (decrease) in cash and cash equivalents                            1,764          (1,233)             920
Cash and cash equivalents at beginning of period                                  164           1,397              477
                                                                       ---------------  --------------   --------------
Cash and cash equivalents at end of period                                    $ 1,928           $ 164          $ 1,397
                                                                       ===============  ==============   ==============

Supplemental disclosures of noncash activities:
Noncash investing activity - net unrealized gain/(loss)
on marketable securities                                                     $ (4,188)        $ 7,328            $ 964
                                                                       ===============  ==============   ==============
Noncash investing activity - net unrealized gain
on purchased put option                                                       $ 2,623             $ -              $ -
                                                                       ===============  ==============   ==============

Noncash financing activities:
Issuance of stock in payment of director's fee                                    $ -             $ -             $ 30
                                                                       ===============  ==============   ==============
Issuance of stock to Maytag                                                       $ -             $ -         $ 10,000
                                                                       ===============  ==============   ==============


The accompanying notes are an integral part of these financial statements

                         TurboChef Technologies, Inc.

                         Notes to Financial Statements
                       December 31, 1999, 1998 and 1997


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

   General
   -------

   TurboChef Technologies, Inc. (the "Company") was incorporated on April 3, 1991. Prior to its name change in July 1998, the Company operated under the name TurboChef, Inc. The Company is a foodservice technology company engaged primarily in designing, developing and marketing high-speed cooking systems. The Company believes its primary markets are with both residential and commercial food service operators throughout North America, Europe and Asia. Management believes that the Company operates in one primary business segment.

   In September 1997, the Company and Maytag Corporation ("Maytag") entered into a "Strategic Alliance Agreement" ("Alliance") for the purpose of the development and commercialization of innovative products based on new technologies in the areas of heat transfer and thermodynamics. In connection with the Alliance, the Company issued 564,668 shares of common stock with an aggregate fair market value of approximately $10.0 million for 293,846 shares of Maytag common stock at the same aggregate market value. In addition, the Company received fees from Maytag for research and development activities. These fees totaled $4,075,000 and $750,000 in 1998 and 1997, respectively. In July 1998, the Company announced a commercial sales agreement with Maytag whereby Maytag will lead the Company's North American commercial sales and marketing initiatives. In November 1999, the Company announced a Commercial License Agreement with Maytag. The Company received $2,500,000 in research and development fees during the fourth quarter of 1999 relating to this agreement. The Company is scheduled to receive an additional $2,100,000 in research and development fees, relating to this agreement, during the first half of 2000. However, the Maytag Alliance and its related agreements are cancelable by either party with 30 days written notice.

   During the second half of 1999, the Company completed the transition of its North American Sales and Marketing responsibilities to G.S. Blodgett Corporation ("Blodgett"), a wholly owned subsidiary of Maytag, engaging in the manufacturing and sales of commercial foodservice equipment. In addition, Blodgett has also adopted the responsibility of manufacturing of the Company's commercial products. Blodgett is currently the Company's sole source of supply for its cooking systems.

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

   In addition, the Company is dependent on Maytag to manufacture, market and sell its products in North America. The Company is currently pursuing potential marketing and manufacturing partners in Europe and Asia. No such partnerships currently exist. If Maytag chooses to cancel the Alliance and its related agreements, by giving the Company 30 days written notice, the Company would not receive additional research and development funding or minimum royalties after the end of that 30 day period. If the Alliance is cancelled or if any of the alliance projects are cancelled, there is no assurance that the Company would be able to find alternate sources of funding on acceptable terms for further research and development of current and future products or operations. The failure to find acceptable alternative financing could have a significant adverse impact on the Company's current and future operations. However, management is confident that through the sales of its commercial cooking systems, royalties from the sale of its licensed products and financing agreements, it will have adequate funding to finance its operations throughout 2000.

   In July 1999, the Company entered into a research and development agreement with the Gas Research Institute ("GRI"). Through this agreement, the Company has received $2,000,000 in funding for the development of gas fueled cooking platforms. In exchange for the funding, GRI received 50,000 warrants to purchase the Company's common stock and a defined percentage of the royalty that the Company receives on the sale of various European and North American commercial products developed by research and development efforts undertaken as a result of the GRI agreement. Such royalty payments terminate upon the cumulative payments of $4,000,000 to GRI.

   Cash Equivalents
   ----------------

   For the purpose of these statements, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. As of December 31, 1999, cash equivalents consisted of overnight investments.

   Financial Instruments
   ---------------------

   Investments in marketable securities at December 31, 1999 and 1998, consisted of Maytag common stock. All Maytag common stock is considered available for sale under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are stated at fair value, adjusted as described below. Unrealized holding gains and losses on available for sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Realized gains and losses from the sale of available for sale securities are determined on a specific identification basis.

   As further discussed in note 3 and 4, during 1999 the Company entered into a secured borrowing agreement and a purchased put option. The unrealized gains on the purchased put options are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Unrealized gains related to marketable securities pledged under the secured borrowing agreement are recorded as a reduction to long-term debt and unrealized gains related to marketable equity securities that are not pledged are recorded as an increase to the value of such securities.

   Inventories
   -----------

   Inventories are valued at the lower of cost or market and primarily consist of completed cooking systems and replacement parts. The Company determines cost for cooking systems by the specific cost method. Cooking systems used for demonstration and testing (demo systems) are generally depreciated over one-year period. Depreciation for demo systems was $244,000, $303,000 and $25,000 for the years ended December 31, 1999, 1998 and 1997 respectively. The following table details the various components of inventory for the years ended December 31, 1999 and 1998, respectively (Amounts shown in Thousands):

                                                      1999          1998
                                                      ----          ----
           Cooking systems                            $ 252         $ 633
           Parts, net                                     -            82
           Demo systems, net                              -            47
                                                      -----         -----
           Total Inventory                            $ 252         $ 762
                                                      =====         =====

   Property and Equipment
   ----------------------

   Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Computer equipment is generally depreciated over a three-year period. All other property and equipment is generally depreciated over a five-year period. Depreciation for all property and equipment was $259,000, $179,000 and $141,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

   Sales Deposits
   --------------

   Sales deposits consist of amounts received from customers for future purchases of cooking systems. Deferred amounts will be recognized as revenue when the cooking systems are installed for the customer.

   Revenue Recognition
   -------------------

   The Company records product sales when the product is installed for the customer. Fees for research and development services or technology transfers are recorded on a proportional performance basis. Royalty revenues consist of royalties received from Maytag from the sale of products embodying the Company's technologies. Royalty revenues are recorded when earned which is the period in which the products are sold. Reserves for sales returns and allowances are recorded in the same accounting period as the related revenues. As of December 31, 1999 and 1998, there were no reserves established as sales returns and allowances were not significant.

   Other Assets
   ------------

   Other assets consist primarily of patents. Generally, amortization is computed on the straight-line method over ten years. Patent amortization was $13,000, $23,000 and $5,000 for the years ended December 31, 1999, 1998 and
   1997, respectively.

   Research and Development Expenses
   ---------------------------------

   Research and development expenses consist of all costs incurred in planning, design and testing of the high-speed commercial cooking systems, including salary costs related to research and development, and are expensed as incurred.

   Product Warranty
   ----------------

   The Company's cooking systems are under warranty against defects in material and workmanship for a period of one year. Anticipated future warranty costs are estimated, based upon historical expenses, and are recorded in the period cooking systems are sold. During 1999, a cooking system upgrade and extended warranty coverage was sold to a major customer in Europe. The estimated costs associated with this extended warranty agreement in excess of revenues were $905,000, $462,000 and $146,000 for the years ended December 31, 1999, 1998 and 1997, respectively.  (see Note 6).

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

   Loss Per Share
   --------------

   Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity.

   Basic net loss per common share is based on 14,983,486, 14,611,724 and 14,032,796 weighted average shares outstanding for the years ended December 31, 1999, 1998 and 1997, respectively. For the years ended December 31, 1999, 1998 and 1997, diluted earnings per share is the same as basic earnings per share because the effect of all other potentially dilutive securities on the net loss was antidilutive. Other potentially dilutive securities (warrants and options) as of December 31, 1999, 1998 and 1997 totaled 3,145,000, 3,278,239 and 2,363,079, respectively.

   Stock Option Plans
   ------------------

   The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for options granted to employees is recorded on the date of grant only if the market price of the underlying stock exceeds the exercise price. Since the Company grants substantially all stock options with an exercise price equal to or greater than the current market price of the stock on the grant date, no compensation expense is recorded. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Under SFAS 123 the Company has elected the disclosure provisions, rather than the recognition provision, and will continue to account for stock-based compensation under APB 25.

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

   Fair Value of Financial Instruments
   -----------------------------------

   The carrying amount of cash and cash equivalents, pledged marketable securities, accounts receivable, note payable to shareholder, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments.

   The carrying amount of the marketable securities available for sale is equal to the stock price of the underlying securities of approximately $6.2 million at December 31, 1999, plus the difference between the strike price of the purchased put option (approximately $57.00/share) covering these shares and the market price of the underlying security ($48.00/share) of approximately $1.1 million.

   The carrying amount of the Company's long term debt is equal to the amount of borrowings through December 31, 1999, of approximately $7.9 million, less the unrealized gain on the Company's purchased put option covering the pledged shares of approximately $1.5 million. The unrealized gain on the pledged shares is calculated by taking the difference between the strike price of the purchased put option (approximately $57.00/share) and the market price of the underlying pledged security ($48.00/share).


   The carrying amount of the premium paid on the purchased put option is equal to the original cost of the investment ($1.9 million), less the straight line amortization over the three-year life of the investment. As of December 31, 1999, a total of $647,000 of the purchased put option premium has been amortized.

   The total fair value of the purchased put option is calculated by using the Black-Scholes option pricing model. As of December 31, 1999, the total fair value of the purchased put option premium is $2.9 million.


       Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
       -----------------------------------------------------------------------


   The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less estimated sales expenses.


       Reclassifications
       -----------------


   Certain amounts in prior periods financial statements have been reclassified to conform to current year presentation.

2. LIQUIDITY
   ---------

   The Company's capital requirements in connection with its product and technology development and marketing efforts have been and will continue to be significant. In addition, capital is required to operate and expand the Company's operations. Since its inception, the Company has incurred operating losses and has been substantially dependent on loans and capital contributions from its principal stockholders, private placements of its securities, the proceeds from stock offerings to fund its activities. Although the Company has historically incurred significant losses, the Company expects to generate future cash flows from the direct sale of its commercial cooking systems, royalties from the sale its commercial and residential cooking systems, license fees for the non-exclusive licensing of its technologies, research and development fees for product development and, as necessary and available, raising capital through future equity or debt financing. As discussed in Note 12, the Company is currently dependent on a single company, Maytag Corporation, for its research and development funding and royalty revenues. In addition, the Company is dependent on Maytag to manufacture, market and sell its products in North America. The Company is currently pursuing potential marketing and manufacturing partners in Europe and Asia. No such partnerships currently exist. If Maytag chooses to cancel the Alliance and its related agreements, by giving the Company 30 days written notice, the Company would not receive additional research and development funding or minimum royalties or have access to Maytag's manufacuring, marketing or selling capabilities after the end of that 30 day period. If revenues from cooking system sales, cash from its financing agreements and external financing is not sufficient, the Company may be required to revise its plan of operations, including a curtailment of expansion, product development activities and reduction of other general and administrative expenses. Furthermore, there is no assurance that the Company would be able to find alternative sources of funding which could have a significant adverse effect on the Company's current and future operations and financial position.

   Since October 1997, the Company's capital requirements have been met in part by Maytag. In accordance with the Maytag Alliance, the Company has been paid aggregate research and development fees of $5.9 million for product development initiatives by the Company.

   In October 1999, the Company entered into a Commercial License Agreement with Maytag that broadens their distribution rights with respect to commercial cooking products utilizing the Company's rapid cook technologies. Pursuant to the terms of the agreement, Maytag now has exclusive rights to market and sell throughout North America and certain worldwide rights to sell to North American based chains with international locations. This exclusivity extends until March 2002, with certain applications extending until March 2003. In consideration for these rights, Maytag has agreed to pay the Company per unit royalties or approximately 10% of targeted wholesale prices. In the event that actual gross margins exceed target levels, the Company will share equally in the incremental margin. Maytag has also agreed to establish $5.75 million as the minimum royalty threshold over the first twenty four months of exclusivity ($1.5 million in 2000, $3.3 million in 2001 and $0.9 million in 2002). Maytag has also agreed to provide the Company with $2.5 million in 1999 and up to $2.1 million in 2000, for the research and development of prototype units relating to this agreement. However, this agreement is cancelable with 30 days notice by either party. If Maytag chooses to cancel this agreement, by giving the Company 30 days written notice, the Company would not receive additional research and development funding or minimum royalties after the end of that 30 day period.

   In July 1999, the Company entered into an agreement with the Gas Research Institute ("GRI") to develop natural gas-fueled versions of the Company's commercial and residential cooking systems. The agreement provided the Company with $2 million in funding during 1999. In addition to the funding, the Company is allowed access to GRI's extensive patent portfolio and years of experience with natural gas related products. In exchange for the funding, GRI received 50,000 warrants to purchase the Company's common stock and a defined percentage of the royalty that the Company receives on the sale of various commercial products in North America and Europe. Such payments terminate upon the cumulative payments of $4,000,000 to GRI.

3. DEBT
   ----

   In January 1999, the Company terminated an existing revolving credit agreement with its bank and entered into a secured borrowing agreement with Banque AIG, London Branch (an affiliate of American International Group, Inc. ("AIG Facility")). The AIG Facility provides for the Company to pledge its Maytag shares in the form of a "Variable Stock Transaction" and to receive cash advances against the value of the Maytag shares. All advances mature on January 14, 2002. Interest is imputed at rates ranging from 5.8% to 7.4%. The Company may satisfy any outstanding obligation by surrendering Maytag shares equal to the fair value of the obligation or with cash at any time up to and including January 14, 2002. The transaction allows the Company to benefit from all appreciation in the Maytag share price over the three-year period and provides down-side protection to the Company in the form of a "put option" for the 293,846 shares of Maytag stock. The put option establishes a minimum realizable value for the Maytag shares of approximately $57 per share on January 14, 2002.


   In February 1999, the Company entered into a revolving credit agreement with its bank. The credit agreement is set to expire in May 2000. The agreement is secured by 6,923 shares of Maytag common stock owned by the Company. The Company can borrow up to the lesser of $315,000 or 75% of the market value of the Maytag stock at the prime interest rate less 0.5%.

4. FINANCIAL INSTRUMENTS
   ---------------------

   As part of its strategic alliance efforts, the Company invested in equity securities of Maytag Corporation. These securities are subject to fluctuations from market value changes in stock prices. In connection with the Variable Stock Transaction and in order to mitigate market risk, the Company hedged its investment in Maytag securities by purchasing, on January 14, 1999, put options to sell the 293,846 shares of Maytag common stock owned by the Company. The purchase of the put options required an initial cash outlay (the "premium" amount) of $1.9 million. The premium will be amortized over three years, the life of the investment. The purchased put options protect the Company from a decline in the market value of the security below a minimum level of approximately $57.00 per share (the put "strike" price) on January 14, 2002. The total value of the put options at risk is equal to the unamortized premium, which was $1,295,000 as of December 31, 1999. The Company's purchased put options are accounted for as a hedge of its investment in the Company's Maytag stock in accordance with GAAP. Hedge accounting under GAAP requires the following criteria to be met: (i) the item to be hedged is exposed to price risk (ii) the options position reduces the price exposure and (iii) the options position is designated as a hedge. No options have been purchased to cover the Company's investment in Maytag stock after January 14, 2002.

   At December 31, 1999, the market value of the Company's Maytag common stock was less than the strike price of the purchased put options. The net unrealized gain of approximately $2.6 million on the purchased put options is equal to the difference between the strike price of the options and the market value of the Maytag common stock as of December 31, 1999 and is recorded as an increase in accumulated other comprehensive income. The net unrealized gain on the pledged shares of approximately $1.5 million as of December 31, 1999 has been recorded as a reduction to the Company's long term debt. The net unrealized gain of approximately $1.1 million on shares not pledged as of December 31, 1999 has been recorded as an increase in marketable securities available for sale.


   The Company could be exposed to losses related to the above financial instrument should its counterparty default. This risk is mitigated through credit monitoring procedures.


   Proceeds from the sale of investment securities were $1,795,000 in 1998 and resulted in no gain or loss.


5. INVESTMENT IN JOINT VENTURE
   ---------------------------


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


6. CERTAIN TRANSACTIONS WITH STOCKHOLDERS
   --------------------------------------

   Notes Receivable
   ----------------

   In February, March and April 1999, the Company loaned an aggregate of $37,500, $72,500 and $600,000, respectively, to three of its employees and two of the Company's directors. The loaned amounts were used by such employees and directors to exercise 284,000 (15,000 in February 1999, 29,000 in March 1999 and 240,000 in April 1999) stock options at an exercise price of $2.50 per share. All such loans are full-recourse and are secured by the underlying securities and the general assets of the respective borrower. Four of the loans have a term of two years and are payable, along with accrued interest, in February, March and April 2001. One of the loans has a term of five years and is payable, along with accrued interest, on April 2004. All of the notes are recorded as a reduction to Stockholders' Equity. The notes bear interest at a rate of 4.8%. The market rate of interest on March 31, 1999 was 7.0%, based upon margin rates obtained through various discount brokers. The difference between interest earned by the Company on the notes and the market rate of interest is recorded as compensation expense. In December 1999, the loan amount of $37,500 plus accrued interest was repaid in full. Total compensation expense related to notes receivable from such employees and directors was $11,000 for the year ended December 31, 1999.

   In February 2000, the Company loaned an aggregate of $13,500 to two of its employees. These amounts were used by such employees to exercise 9,000 stock options at an exercise price of $1.50 per share in February 2000. All such loans are full-recourse and are secured by the underlying securities and the general assets of the respective borrower. Each loan has a term of five years and is payable, along with accrued interest in February 2005. The notes are recorded as a reduction to Stockholders' Equity. The notes bear interest at a rate of 6.7%. The market rate of interest on February 15, 2000 was 7.5%, based upon margin rates obtained through various discount brokers. The difference between interest earned by the Company on the notes and the market rate of interest is recorded as compensation expense.

7. ACCRUED WARRANTY AND UPGRADE COSTS
   ----------------------------------

   On September 1, 1999, the Company entered into an agreement to upgrade and warranty 262 cooking systems installed for Whitbread PLC. The Company received approximately $1.4 million from Whitbread PLC to complete the upgrade and warranty the cooking systems for a three-year period, beginning in September 1999. The cooking system upgrades will include design changes that should substantially increase the life and durability of the cooking systems. The Company recorded a corresponding liability of $1.4 million representing the estimated cost of upgrade and warranty. The liability is reduced as services related to the upgrade and warranty are incurred. During 1999, the Company accrued an additional $755,000 for expenses relating to the completion of the upgrade and remainder of the warranty period. The cooking system upgrades were completed in February 2000. At this time, the Company believes that it has accrued expenses sufficient to cover the total cost of the upgrades and any charges arising during the three-year warranty period. The liability has been estimated and is subject to a high degree of judgement. There can be no assurance that future expenses incurred on the upgrade and three-year warranty will not have a material adverse effect upon the Company.

8. LEASE COMMITMENTS
   -----------------

   The Company is obligated under certain non-cancelable leases for office space and equipment, the majority of which have remaining terms of less than one year. Obligations for office space, which extends beyond one year, are $370,000, $146,000 and $12,000 in 2000, 2001 and 2002 respectively. The
   Company has sub-let one of the properties thus reducing the actual net rent expense by $23,000 for the year ended December 31, 2000. Rent expense was $361,000, $325,000 and $323,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

9. INCOME TAXES
   ------------

   The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statements of Operations:

                                          1999       1998       1997
                                          ----       ----       ----
Computed "expected" tax benefit           $(2,917)   $(1,344)   $(1,585)
Research and development credit                 -        (98)       (47)
Other                                        (205)        83        132
Valuation Allowance                         3,122      1,359      1,500
                                          -------    -------    -------
Income tax benefit                        $     -    $     -    $     -
                                          =======    =======    =======

   The components of the Company's net deferred tax asset were as follows:


                                                                             December 31
                                                                        -------------------
                                                                     1999                  1998
                                                                     ----                  ----
Deferred tax assets:
   Warranty reserves                                                $   363               $    39
   Amortization of premium on purchased put option                      220                     -
   Research and development credit carryforwards                        245                   245
   Net operating loss carryforwards                                   8,180                 5,518
   Other                                                                150                   234
                                                                    -------               -------
        Total gross deferred tax assets                               9,158                 6,036
   Less valuation allowance                                          (9,158)               (6,036)
                                                                    -------               -------
        Net deferred tax assets                                           -                     -
                                                                    -------               -------
Deferred tax liabilities:                                                 -                     -
                                                                    -------               -------
        Net                                                        $      -               $     -
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

    At December 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of $23.8 million, which may be used against future taxable income, if any, and which expire in years 2009 to 2014. Any change in ownership under Internal Revenue Code Section 382 could limit the annual utilization of these carryforwards and cause some amount of the carryforwards to expire unutilized.

    The Company also has research and development credit carryforwards of approximately $245,000, which may be used to offset future federal tax liability, if any.


10. STOCKHOLDERS' EQUITY
    --------------------

    Authorized Shares
    -----------------

    In June 1997, the Board of Directors of the Company approved a proposal to increase the number of authorized shares of common stock from 20,000,000 shares to 50,000,000 million shares.

    In June 1999, the Board of Directors of the Company approved a proposal to authorize the issuance of up to 5,000,000 shares of Preferred Stock.

    Stock Option Plan
    -----------------

    The Company adopted the 1994 Stock Option Plan ("the Stock Option Plan"), which was amended in March 1994, June 1995, February 1997, June 1997, June 1998 and October 1998, pursuant to which stock options covering an aggregate of 3,650,000 shares of the Company's common stock may be granted. Options awarded under the Stock Option Plan (i) are generally granted at exercise prices which equate to or are above quoted market price on the date of the grant; (ii) generally become exercisable over a period of one to four years; and (iii) generally expire five, seven or ten years subsequent to award.

    At December 31, 1999 there were 123,834 shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $4.25, $3.28 and $5.16, respectively, on the date of grant using the BlackScholes option-pricing model with the following weighted-average assumptions: For 1999, Risk-free interest rate, ranging from 5.19% to 6.24%; expected life, seven and ten years; expected dividend yield, 0%; and volatility, 39%. For 1998, Risk-free interest rate, ranging from 4.02% to 5.63%; expected life, seven years; expected dividend yield, 0%; and volatility, 41%. For 1997, Risk-free interest rate, ranging from 5.77% to 6.56%; expected life, seven years; expected dividend yield, 0%; and volatility, 45%.

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

                                                         1999                1998                1997
                                                         ----                ----                ----
       Net loss:
         As reported                                     $(8,779)            $(3,954)            $(4,662)
         Loss per common share - basic
          and diluted                                    $  (.57)            $  (.27)            $  (.33)
         Pro forma                                       $(8,403)            $(5,448)            $(5,959)
         Loss per common share - basic
          and diluted                                    $  (.56)            $  (.37)            $  (.42)

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

    A summary of stock option activity follows:

                                                                                        Weighted
                                                                   Number of            Average
                                                                     Shares          Exercise Price
                                                               ------------------  ------------------
Options outstanding at December 31, 1996                               2,040,833               $ 6.32
                                                                       =========               ======

Options granted                                                          424,500                 9.61
Options exercised                                                       (111,607)                2.19
Options canceled                                                        (242,833)                9.17
                                                                       ---------               ------
Options outstanding at December 31, 1997                               2,110,893               $ 6.87
                                                                       =========               ======

Options granted                                                        1,245,000                 6.40
Options exercised                                                        (56,826)                2.50
Options canceled                                                        (222,000)                9.51
                                                                       ---------               ------
Options outstanding at December 31, 1998                               3,077,067               $ 6.57
                                                                       =========               ======

Options granted                                                          422,500                 8.14
Options exercised                                                       (310,067)                2.47
Options canceled                                                        (458,000)               12.73
                                                                       ---------               ------
Options outstanding at December 31, 1999                               2,731,500               $ 6.13
                                                                       =========               ======

   At December 31, 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.50 - $11.88 and 4.2 years, respectively. The following table summarizes information about the Company's stock options outstanding at December 31, 1999:


                              Options Outstanding                                     Options Exercisable
                              -------------------                                     -------------------
                                                     Weighted
                                                      Average        Weighted                       Weighted
                                Outstanding as       Remaining        Average     Exercisable as     Average
     Range of Exercise          of December 31,     Contractual      Exercise       of December     Exercise
           Prices                    1999              Life            Price         31, 1999         Price
--------------------------------------------------------------------------------  ----------------------------
        $ 1.50-5.00                      854,000              1.6         $ 3.03          704,666       $ 2.66
        $5.01-10.00                    1,717,500              5.6         $ 7.23          580,334       $ 7.11
        $10.01-11.88                     160,000              3.0         $10.81          150,000       $10.86

   At December 31, 1999, 1998 and 1997, the number of options exercisable was 1,435,000, 1,291,566 and 1,146,970, respectively, and the weighted-average exercise price of those options was $5.32, $4.22 and $2.88, respectively.

   Two former joint venture partners have options to purchase 262,500 and 21,000 shares of common stock at $2.50 and $9.00 per share, respectively. These options expire on March 31, 2002 and March 1, 2006. In addition, the Company's former US Sales & Marketing employees have been extended their options to purchase 146,000 shares of common stock at prices ranging from $1.50 share to $9.25 share. These options expire at various dates in 2000,
   2004, 2005 and 2006.   Compensation expense in the amount of $363,000 has
   been recorded and is included in selling, general and administrative expense of the Company's statement of operations. As of December 31, 1999, none of these options have been exercised.


    Stock Issuances
    ---------------

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

    Treasury Stock
    --------------

    During the years ended December 31, 1998 and 1997 the Company accepted issued shares of stock, at market value, as payment to exercise vested stock options at their granted price. Treasury stock transactions for the years ended December 31, 1998 and 1997 were $117,000 and $167,000. There were no treasury stock transactions during 1999.

    Stock Warrants
    --------------

    In connection with the Company's initial public offering, the Company sold the underwriters warrants to purchase 260,000 shares at $3.25 per share (the IPO Warrants) of which 121,172 warrants were exercised in 1999, 51,014 warrants were exercised in 1998 and 87,814 warrants were exercised in 1997. As of December 31, 1999, all of the IPO Warrants had been exercised.

    In June 1996, the Company sold the underwriters of the secondary public offering warrants to purchase 80,000 shares at $24.00 per share (the June 1996 Warrants). None of the June 1996 Warrants had been exercised as of December 31, 1999.

    In July 1999, the Company issued warrants to the Gas Research Institute, in accordance with a research and development agreement, to purchase 50,000 shares at $13.87 per share (the GRI Warrants). None of the GRI Warrants had been exercised as of December 31, 1999. The Company valued the warrants at $153,000 and are recorded in stockholders' equity in the accompanying financial statements.

11. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
    --------------------------------------------

    In the fourth quarter of 1998, the Company incurred aggregate charges in the amount of $53,000 relating to the termination of its manufacturing relationship with a European company.

12. RELATED-PARTY TRANSACTIONS
    --------------------------

    Since inception of the Company, an entity (which was founded and is principally owned by the Company's former Vice President - Engineering) has performed engineering and development work for the Company. During the years ended December 31, 1999, 1998 and 1997, the Company paid the entity fees of $172,000 $112,000 and $256,000, respectively, relating primarily to research and development charges incurred on behalf of the Company.

    For the year ended December 31, 1999, the Company made net purchases of cooking system inventory and related equipment from Blodgett, a North American foodservice equipment manufacturer, in the amount of $918,000. Blodgett is a wholly-owned subsidiary of Maytag Corporation.

    For the year ended December 31, 1999, the Company received $27,000 in royalties from Blodgett for sales of cooking systems that utilized the Company's licensed technology. For the years ended December 31, 1998 and 1997, royalty payments from Blodgett were zero.

    For the years ended December 31, 1999, 1998 and 1997, the Company made net purchases of cooking system inventory and related equipment from Techniform Waterford Ltd. ("Techniform"), an Ireland based manufacturer, in the amounts of $773,000, $1,523,000 and $1,032,000, respectively. The manufacturing relationship with Techniform was terminated in March 1999. Techniform is owned and operated by The Queally Group, a 50% owner of the Company's former joint venture, TurboChef Europe.

    For the years ended December 31, 1998 and 1997, the Company had net cooking system sales of $572,000 and $226,000, respectively, to its European joint venture, TurboChef Europe. This joint venture was terminated in June 1998.

13. CONCENTRATION OF BUSINESS RISKS
    -------------------------------

    For the years ended December 31, 1999, 1998 and 1997, the Company received $3,525,000 $4,075,000 and $750,000, respectively, in fees for research and development services and technology transfers from the Maytag Alliance. This represents 50%, 57% and 18% of the Company's total revenues for the years ended December 31, 1999, 1998 and 1997, respectively. The Maytag Alliance and its related projects can be cancelled by either party with 30 days written notice. Additional revenues from the Alliance will depend upon the establishment of additional fee based research and development projects with Maytag and royalties from the successful commercialization and sales of the products that embody the Company's technologies.

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

    During 1999, the Company transitioned its manufacturing requirements to Blodgett, a wholly-owned subsidiary of Maytag. While the Company currently relies upon a single source for the manufacture of its commercial cooking systems, it is the Companies intention to develop other manufacturing relationships and partnerships outside of North America.

    As of December 31, 1999, 100% of marketable equity securities and their related unrealized gain on the purchased put options and 81% of current assets are comprised of Maytag common stock and related purchase put value. The Company has taken steps to partially reduce this concentration of risk through its financing agreement with AIG.

14. COMMITMENTS AND CONTINGENCIES
    -----------------------------

    Under the terms of a three-year upgrade and extended warranty agreement, the Company has committed to upgrade and warranty 262 cooking systems installed for a European customer prior to September 1999.

15. AUTHORITATIVE PRONOUNCEMENTS
    ----------------------------

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is now effective for fiscal years beginning after June 15, 2000. Previously, the Company would have had to adopt the Statement no later than January 1, 2000. Under the new guidelines, the Company will be required to adopt this Statement no later than January 1, 2001. SFAS No. 133 requires companies to report derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Under FASB 133, the Company's derivative investments would be marked to market on a quarterly basis and any gain or loss would be recorded within the Company's Condensed Statements of Operations. On December 31, 1999, the fair market value of the Company's derivative instruments was $2,861,000.