Form 10-K/A
period 1999-12-31
TURBOCHEF TECHNOLOGIES INC
filed 2000-04-12
CIK 916545

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                           _________________________

                                  Form 10-K/A
                                Amendment No. 1

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

                               AMENDMENT OF 10-K

The Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-23478) of TurboChef Technologies, Inc., as filed with the Securities and Exchange Commission on March 30, 2000, is hereby amended and restated in its entirety.

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

     Since September 1997, the Company has received approximately $8.4 million in research and development fees from Maytag in connection with product development under the Strategic Alliance (approximatley 50%, 57% and 18% of total revenues for 1999, 1998 and 1997, respectively). The Maytag Alliance, and its related projects, can be canceled by either party with 30 days written notice. The Company is presently exploring additional alliance relationships to introduce both the commercial and residential high-speed cooking technologies into major international markets.

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

Executive Officers of the Company

The executive officers of the Company as of March 29, 2000, are as follows:

               Name                          Age              Position(s)
               ----                          ---              -----------
Jeffrey B. Bogatin........................    51  Chairman of the Board of Directors

Richard N. Caron..........................    43  President and Chief Executive Officer

Amit S. Mukherjee.........................    41  Chief Technology and Strategy Officer

Dennis J. Jameson.........................    46  Executive Vice President, Chief Financial
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

     Amit S. Mukherjee was elected Chief Technology and Strategy Officer in October 1998. On March 27, 2000, Dr. Mukherjee submitted his resignation as an officer and employee of the Company, effective as of April 7, 2000.

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

Item 6    Selected Financial Data
          -----------------------

     The following selected financial data for each of the fiscal years ended December 31, 1999, 1998 and 1997 has been derived from the Company's audited financial statements, and should be read in conjunction with those statements, which are included in this Form 10-K. The following selected financial data for each of the fiscal years ended December 31, 1996 and 1995 has been derived from the Company's audited financial statements, and should be read in conjunction
with those statements, which are not included in this Form 10-K.   The selected
financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto which are included elsewhere in this Form 10-K.

                                                                    Year Ended December 31,
                                                           (Amounts in Thousands, Except Share Data)
                                 ------------------------------------------------------------------------------------------
                                      1999                1998               1997               1996                1995
                                      ----                ----               ----               ----                ----
Statement of Operations
-----------------------
Data:
-----
Revenues                         $      7,063        $     7,137        $      4,222       $      2,802       $       1,228
Operating Loss                   $     (8,005)       $    (4,152)       $     (4,822)      $     (3,197)      $      (1,698)
Net Loss                         $     (8,779)       $    (3,954)       $     (4,662)      $     (2,941)      $      (1,585)
Per Share Data (1)
Net Loss per Share - basic       $       (.59)       $      (.27)       $       (.33)      $       (.22)      $        (.13)
 and diluted

Weighted Average Number of
 Shares Outstanding                14,983,486         14,611,724          14,032,796         13,339,431          12,451,786

Balance Sheet Data:
-------------------
Working Capital                  $     14,484        $    18,566        $      9,527       $      8,523       $       1,083
Total Assets                     $     21,069        $    20,800        $     16,440       $      9,743       $       2,218
Total Liabilities                $     11,218        $     1,607        $        811       $        810       $         770
Accumulated Deficit              $    (30,010)       $   (21,231)       $    (17,277)      $    (12,615)      $      (9,673)
Total Stockholders' Equity       $      9,851        $    19,193        $     15,629       $     (8,933)      $       1,448

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

Results of Operations for the Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

     Revenues for the year ended December 31, 1999, were $7,063,000 and are comparable to revenues of $7,137,000 for the year ended December 31, 1998. A scheduled reduction in payments to the Company for research and development activities under the Maytag Alliance was primarily offset by an increase in commercial cooking system sales during 1999.

     Cost of sales for the year ended December 31, 1999, were $3,267,000, an increase of $590,000 when compared to $2,677,000 for cost of sales in the prior year. This increase is attributable to an increase in the sales of the Company's commercial cooking systems and costs relating to the upgrade and extended warranty of products sold to a major customer in Europe.

     Gross profit on product sales for the year ended December 31, 1999, decreased to $124,000, when compared to gross profit on sales of $385,000 during the prior year. Gross margin for the year ended December 31, 1999, was 4% of sales, compared to 13% of sales for the year ended December 31, 1998. The reduction in gross profit was principally due to the costs relating to the upgrade and extended warranty on products sold to a major customer in Europe.

     Research and development expenses for the year ended December 31, 1999, increased to $4,092,000. This represents an increase of $1,781,000 from $2,311,000 for the year ended December 31, 1998. The increase is due to additions of engineering and technical personnel to support the Company's product development requirements, costs associated with the Maytag commercial license and development agreement, development of "next generation" residential cooking systems and the ongoing operating costs associated with the Company's accelerated life cycle testing facility, established for the durability and reliability testing of the Company's products.

     Selling, general and administrative expenses for the year ended December 31, 1999, increased $1,408,000, to $7,709,000 from comparable expenses of $6,301,000 for 1998. The increase over 1998 is due to the addition of executive officers and other administrative support personnel and the expansion of the Company's European sales and marketing organization.

     Other expense was $774,000 for the year ended December 31, 1999, compared to other income of $198,000 for the year ended December 31, 1998. The $972,000 increase in expenses is primarily due to accrued interest charges and the amortization of the premium on the purchased put option purchased to hedge against market fluctuations of the Company's Maytag common stock. A portion of such shares are collateral for the Company's long-term credit facility. The increase in other expenses was partially offset by the elimination of expenses relating to the Company's interest in a former joint venture.

Results of Operations for the Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

     Revenues for the year ended December 31, 1998, were $7,137,000, an increase of $2,915,000 when compared to revenues of $4,222,000 for the year ended December 31, 1997. The increase is primarily due to payments to the Company for research and development activities under the Maytag Alliance and an increase in the average selling price of its cooking system, offset partially by a decrease in commercial cooking system unit sales.

     Cost of sales for the year ended December 31, 1998, were $2,677,000, a decrease of $166,000 when compared to $2,843,000 for cost of sales in the prior year. This decrease is attributable to the reduction in cooking system unit sales, partially offset by an increase in costs associated with an extended warranty program provided to one of the Company's major customers.

     Gross profit on product sales for the year ended December 31, 1998, decreased to $385,000, when compared to gross profit on sales of $619,000 during the prior year. Gross margin for the year ended December 31, 1998, was 13% of sales, compared 18% of sales for the year ended December 31, 1997. The reduction in gross profit was principally due to a decrease in oven sales, higher average unit manufacturing costs and the higher costs of providing the extended warranty program.

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

     Selling, general and administrative expenses for the year ended December 31, 1998, increased $1,320,000, to $6,301,000 from comparable expenses of $4,981,000 for 1997. The increase over 1997 is due to the addition of executive officers and other administrative support personnel along with the transfer of the European sales and marketing organization to TurboChef Technologies from its former joint venture, TurboChef Europe.

     Other income was $198,000 for the year ended December 31, 1998, compared to $160,000 for the year ended December 31, 1997. The increase was primarily due to dividends received as a result of ownership of the Maytag stock for an entire year compared to only the fourth quarter of 1997. Offsetting this increase was a decrease in interest income due to reduced amounts of cash invested in securities.

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

     Although the Company has historically incurred significant losses, the Company expects to generate future cash flows from the direct sale of its commercial cooking systems, royalties from the sale of its commercial and residential cooking systems, license fees for the non-exclusive licensing of its technologies, research and development fees for product development and, as necessary and available, raising capital through future equity or debt financing. As discussed in Note 12 of the consolidated financial statements, the Company is currently dependent on a single company, Maytag Corporation, for its research and development funding and royalty revenues. Accordingly, future revenues from the Alliance will depend upon the establishment of additional fees based on research and development projects with Maytag and royalties from the successful commercialization and sales of the products that embody the Company's technologies. However, if additional projects are not initiated with Maytag, the Alliance is canceled or if revenues from cooking system sales, cash from its financing agreements and external financing is not sufficient, the Company may be required to revise its plan of operations, including a curtailment of expansion, product development activities and reduction of other general and administrative expenses. Furthermore, there is no assurance that the Company would be able to find alternative sources of funding which could have a significant adverse effect on the Company's current and future operations. However, management is confident that through sales of its commercial cooking systems, minimum royalties and current credit facilities, it will have adequate funding for further research and development through 2000.


     Since October 1997, the Company's cash requirements have been met in part by Maytag. In accordance with the Maytag Alliance, the Company has been paid an aggregate of $5.9 million for technology transfer initiatives by the Company.

     In October 1999, the Company entered into a commercial License Agreement that broadens Maytag's distribution rights with respect to commercial cooking products utilizing the Company's rapid cook technologies. Pursuant to the terms of the agreement, Maytag now has exclusive rights to market and sell throughout North America and certain worldwide rights to sell to North American based chains with international locations. This exclusivity extends until March 2002, with certain applications extending until March 2003. In consideration for these rights, Maytag has agreed to pay the Company per unit royalties of approximately 10% of targeted wholesale prices. In the event that actual gross margins exceed target levels, the Company will share equally in the incremental margin. In addition to the payment of royalties, Maytag has also agreed to establish $5.75 million as the minimum royalty threshold over the first two years of exclusivity, as well as provide the Company with approximately $4.6 million in additional research and development funding ($2.5 million during the fourth quarter of 1999, $1.85 million during the first quarter of 2000 and $250,000 during the second quarter of 2000), for the development of prototype units relating to this agreement. This agreement is cancelable by either Maytag or the Company with 30 days written notice. If canceled by Maytag, monies previously received would not be refundable and Maytag would lose its exclusive rights. The cancellation of this agreement could have a material adverse effect on the operations and the financial position of the Company if they were unable to enter into a agreement with another party with similar terms.

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

     As of December 31, 1999, the Company had the right to sell, pledge or transfer 100% of the Maytag comon stock owned by the Company. As of March 17, 2000, these securities had a market value of approximately $8.0 million.

     In January 1999, the Company entered into an agreement with Banque AIG, London Branch (an affiliate of American International Group, Inc. ("AIG")). The AIG facility provides for the Company to pledge its Maytag shares in the form of a "Variable Stock Transaction" and to receive cash advances against the value of the Maytag shares. All advances mature on January 14, 2002. Interest is imputed at rates ranging from 5.8% to 7.4%. The Company may satisfy any outstanding obligation by surrendering Maytag shares equal to the fair value of the obligation or with cash at any time up to and including January 14, 2002. The transaction allows the Company to benefit from the appreciation over $63.25 per share in the Maytag share price over the three-year period and provides down-side protection to the Company in the form of a purchased put option for the 293,846 shares of Maytag stock. The purchased put option establishes a minimum realizable value for the Maytag shares of approximately $57 per share.

     As of December 31, 1999 and as of March 17, 2000, the Company has pledged 165,000 shares of the Maytag stock, received advances totaling $7.9 million and has accrued approximately $0.4 million in interest. As of March 17, 2000, the Company has approximately $6.3 million in advances available through the AIG credit agreement.

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

     At December 31, 1999, the Company had working capital of $14,484,000 as compared to working capital of $18,566,000 at December 31, 1998. The $4,082,000 working capital decrease from December 31, 1998, resulted primarily from the decline in value of the Company's investment in Maytag common stock, partially offset by funds received through the Company's long-term credit facility with AIG and the increased value of the purchased put option recorded in marketable securities available for sale.

     Cash used in operating activities was $4,308,000 for the year ended December 31, 1999, as compared to cash used in operating activities of $2,887,000 for the year ended December 31, 1998. The net loss of $8,779,000 in 1999 included $1,524,000 of non-cash charges (depreciation, amortization and non-cash compensation expenses), compared to $625,000 in 1998. Net cash used in operating activities in 1999 was positively impacted by a $1,678,000 increase in deferred revenue, a $735,000 increase in accrued expenses and a $429,000 increase in accounts payable. These operating cash requirements were partially offset by a $391,000 net increase in accounts receivable and a $168,000 increase in prepaid expenses.

     Cash used in investing activities for the year ended December 31, 1999, was $2,435,000 and primarily resulted from the premium paid for a purchased put option used to hedge the Company's Maytag common stock, of $1,943,000 and equipment and leasehold improvement purchases of $492,000.

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

Backlog

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

10.34 Variable Stock Agreement dated January 14, 1999 by and between TurboChef Technologies, Inc. and AIG Financial Securities Corp. (13)

10.35 Pledge Agreement dated January 11, 1999 by and between TurboChef Technologies, Inc. and AIG Financial Securities Corp. (13)

10.36 Research and Development Contract dated July 29, 1999 by and between Gas Research Institute and TurboChef Technologies, Inc. (14)

10.37 License Agreement dated as of October 28, 1999 by and between Maytag Corporation and TurboChef Technologies, Inc. (14)

10.38 Promissory Note dated March 15, 2000 executed by Jeffrey B. Bogatin in favor of TurboChef Technologies, Inc. (15)

10.39 Pledge Agreement dated as of March 15, 2000 by and between Jeffrey B. Bogatin and TurboChef Technologies, Inc. (15)

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

   (15) Filed herewith.

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

     Dated April 11, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Name                    Title                    Date
       ----                    -----                    ----

/s/ Jeffrey B. Bogatin      Chairman of the Board of Directors   April 11, 2000
Jeffrey B. Bogatin

/s/ Richard N. Caron        President, Chief Executive Officer   April 11, 2000
Richard N. Caron            and Director (Principal Executive
                            Officer)

/s/ Dennis J. Jameson       Executive Vice President, Chief      April 11, 2000
Dennis J. Jameson           Financial Officer (Principal
                            Accounting and Financial Officer)

/s/ Marion H. Antonini      Director                             April 11, 2000
Marion H. Antonini

/s/ Donald J. Gogel         Director                             April 11, 2000
Donald J. Gogel

/s/ Sir Anthony Jolliffe    Director                             April 11, 2000
Sir Anthony Jolliffe

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
                                                                            ========    ========

The accompanying notes are an integral part of these financial statements

                          TurboChef Technologies, Inc.
                            Statements of Operations
                    (Amounts in Thousands, Except Share Data)


                                                          Years Ended December 31,
                                                     1999           1998            1997
                                                     ----           ----            ----

Revenues:
  Product sales                                  $      3,391    $      3,062    $      3,462
  Research and development fees                         3,645           4,075             760
  Royalties                                                27             -               -
                                                 ------------    ------------    ------------
                      Total revenues                    7,063           7,137           4,222


Costs and expenses:
  Cost of goods sold                                    3,267           2,677           2,843
  Research and development expenses                     4,092           2,311           1,220
  Selling, general and administrative expenses          7,709           6,301           4,981
                                                 ------------    ------------    ------------
                      Total costs and expenses         15,068          11,289           9,044
                                                 ------------    ------------    ------------

                      Operating loss                   (8,005)         (4,152)         (4,822)
                                                 ------------    ------------    ------------


Other income (expense):
  Interest income                                          79              92             269
  Interest expense                                       (372)            -               -
  Dividend income                                         206             200              47
  Amortization of purchased put option premium           (647)            -               -
  Equity in loss of joint venture                         -              (105)           (156)
  Other income (expense)                                  (40)             11             -
                                                 ------------    ------------    ------------
                                                         (774)            198             160
                                                 ------------    ------------    ------------

                      Net loss                   $     (8,779)   $     (3,954)   $     (4,662)
                                                 ============    ============    ============

Loss per common share - basic and diluted        $      (0.59)   $      (0.27)   $      (0.33)
                                                 ============    ============    ============

 Weighted average number of common
    shares outstanding - basic and diluted         14,983,486      14,611,724      14,032,796
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

   In addition, the Company is dependent on Maytag to manufacture, market and sell its products in North America. The Company is currently pursuing potential marketing and manufacturing partners in Europe and Asia. No such partnerships currently exist. If Maytag chooses to cancel the Alliance and its related agreements, by giving the Company 30 days written notice, the Company would not receive additional research and development funding or minimum royalties after the end of that 30 day period. If the Alliance is canceled or if any of the alliance projects are canceled, there is no assurance that the Company would be able to find alternate sources of funding on acceptable terms for further research and development of current and future products or operations. The failure to find acceptable alternative financing could have a significant adverse impact on the Company's current and future operations. However, management is confident that through the sales of its commercial cooking systems, royalties from the sale of its licensed products and financing agreements, it will have adequate funding to finance its operations throughout 2000.

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

   As further discussed in Notes 3 and 4, during 1999 the Company entered into a secured borrowing agreement and a purchased put option. The unrealized gains on the purchased put options are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Unrealized gains related to marketable securities pledged under the secured borrowing agreement are recorded as a reduction to long-term debt and unrealized gains related to marketable equity securities that are not pledged are recorded as an increase to the value of such securities.


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
                                                      =====         =====

   Property and Equipment
   ----------------------

   Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Computer equipment is generally depreciated over a three-year period. All other property and equipment are generally depreciated over a five-year period. Depreciation for all property and equipment was $259,000, $179,000 and $141,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

   Product Warranty
   ----------------

   The Company's cooking systems are under warranty against defects in material and workmanship for a period of one year. Anticipated future warranty costs are estimated, based upon historical expenses, and are recorded in the period cooking systems are sold. During 1999, a cooking system upgrade and extended warranty coverage was sold to a major customer in Europe. The estimated costs associated with this extended warranty agreement in excess of revenues were $905,000, $462,000 and $146,000 for the years ended December 31, 1999, 1998 and 1997, respectively (see Note 6).

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

2. LIQUIDITY
   ---------

   The Company's capital requirements in connection with its product and technology development and marketing efforts have been and will continue to be significant. In addition, capital is required to operate and expand the Company's operations. Since its inception, the Company has incurred operating losses and has been substantially dependent on loans and capital contributions from its principal stockholders, private placements of its securities, the proceeds from stock offerings to fund its activities. Although the Company has historically incurred significant losses, the Company expects to generate future cash flows from the direct sale of its commercial cooking systems, royalties from the sale its commercial and residential cooking systems, license fees for the non-exclusive licensing of its technologies, research and development fees for product development and, as necessary and available, raising capital through future equity or debt financing. As discussed in Note 12, the Company is currently dependent on a single company, Maytag Corporation, for its research and development funding and royalty revenues. In addition, the Company is dependent on Maytag to manufacture, market and sell its products in North America. The Company is currently pursuing potential marketing and manufacturing partners in Europe and Asia. No such partnerships currently exist. If Maytag chooses to cancel the Alliance and its related agreements, by giving the Company 30 days written notice, the Company would not receive additional research and development funding or minimum royalties or have access to Maytag's manufacuring, marketing or selling capabilities after the end of that 30 day period. If revenues from cooking system sales, cash from its financing agreements and external financing is not sufficient, the Company may be required to revise its plan of operations, including a curtailment of expansion, product development activities and reduction of other general and administrative expenses. Furthermore, there is no assurance that the Company would be able to find alternative sources of funding which could have a significant adverse effect on the Company's current and future operations and financial position. However, management is confident that through sales of its commercial cooking systems, minimum regulation and current credit facilities, it will have adequate funding for further research and development through 2000.

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

   At December 31, 1999, the market value of the Company's Maytag common stock was less than the strike price of the purchased put options. The net unrealized gain of approximately $2.6 million on the purchased put options is equal to the difference between the strike price of the options and the market value of the Maytag common stock as of December 31, 1999 and is recorded as an increase in accumulated other comprehensive income. The net unrealized gain on the pledged shares of approximately $1.5 million as of December 31, 1999, has been recorded as a reduction to the Company's long term debt. The net unrealized gain of approximately $1.1 million on shares not pledged as of December 31, 1999, has been recorded as an increase in marketable securities available for sale.


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

   In February and March 2000, the Company loaned an aggregate of $13,500 and $1,500,000 to two of its employees and one of its directors. The amount of $13,500 was used by such employees to exercise 9,000 stock options at an exercise price of $1.50 per share in February 2000. The amount of $1,500,000 was used by such Director to exercise 600,000 stock options at an exercise price of $2.50 per share in March 2000. All such loans are full-recourse and are secured by the underlying securities and the general assets of the respective borrower. Each loan has a term of five years and is payable, along with accrued interest in February and March 2005. The notes will be recorded as a reduction to Stockholders' Equity. The notes bear interest at a rate of 6.7%. The market rates of interest in February and March 2000 was 7.5%, based upon margin rates obtained through various discount brokers. The difference between interest earned by the Company on the notes and the market rate of interest will be recorded as compensation expense.

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

                                                         1999                1998                1997
                                                         ----                ----                ----
       Net loss:
         As reported                                     $(8,779)            $(3,954)            $(4,662)
         Loss per common share - basic
          and diluted                                    $  (.59)            $  (.27)            $  (.33)
         Pro forma                                       $(8,403)            $(5,448)            $(5,959)
         Loss per common share - basic
          and diluted                                    $  (.58)            $  (.37)            $  (.42)

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

   At December 31, 1999, 1998 and 1997, the number of options exercisable was 1,435,000, 1,291,566 and 1,146,970, respectively, and the weighted-average exercise price of those options was $5.32, $4.22 and $2.88, respectively.
   Two former joint venture partners have options to purchase 262,500 and 21,000 shares of common stock at $2.50 and $9.00 per share, respectively. These options expire on March 31, 2002 and March 1, 2006. In addition, the Company's former US Sales & Marketing employees, and certain other former employees, have been extended their options to purchase 146,000 shares of common stock at prices ranging from $1.50 share to $9.25 share. These options expire at various dates in 2000, 2004, 2005 and 2006. Compensation expense in the amount of $363,000 has been recorded and is included in selling, general and administrative expense of the Company's statement of operations. As of December 31, 1999, none of these options have been exercised.


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

    During 1999, the Company transitioned its manufacturing requirements to Blodgett, a wholly-owned subsidiary of Maytag. While the Company currently relies upon a single source for the manufacture of its commercial cooking systems, it is the Company's intention to develop other manufacturing relationships and partnerships outside of North America.

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