Form 10-Q
period 2000-03-31
TURBOCHEF TECHNOLOGIES INC
filed 2000-05-15
CIK 916545

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                           --------------------------
                                   Form 10-Q

               (Mark One)
               [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Quarter ended March 31, 2000
                                      OR
               [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from
                                       to
                         -------------    ------------


                        Commission File Number 0-23478

                           -------------------------


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


     Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.


                                              Number of Shares Outstanding
           Title of Each Class                      at May 5, 2000
           -------------------                      --------------
       Common Stock, $0.01 Par Value                  15,728,423



================================================================================

                         TURBOCHEF TECHNOLOGIES, INC.
                               TABLE OF CONTENTS

Form 10-Q Item                                                             Page
--------------                                                             ----

Part I.   Financial Information

    Item 1.  Financial Statements

             Condensed Balance Sheets as of March 31, 2000 (unaudited) and
             December 31, 1999............................................   3

             Unaudited Interim Condensed Statements of Operations for the
             three months ended March 31, 2000 and 1999...................   4

             Unaudited Interim Condensed Statements of Cash Flows for the
             three months ended March 31, 2000 and 1999...................   5

             Notes to the Interim Condensed Financial Statements..........   6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................  11

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk...  17


Part II.  Other Information

    Item 1.  Legal Proceedings............................................  18

    Item 2.  Changes in Securities and Use of Proceeds....................  18

    Item 3.  Defaults Upon Senior Securities..............................  18

    Item 4.  Submission of Matters to a Vote of Security Holders..........  18

    Item 5.  Other Information............................................  18

    Item 6.  Exhibits and Reports on Form 8-K.............................  18

             Signatures...................................................  19

                                         TurboChef Technologies, Inc.
                                           Condensed Balance Sheets
                                  (Amounts in Thousands, Except Share Data)

                                                                                 March 31,        December 31,
                                                                                    2000             1999
                                                                                 ----------       -----------
                                                                                 (Unaudited)
                                 Assets
                                 ------
Current assets:
  Cash and cash equivalents                                                      $      251        $    1,928
  Marketable securities available for sale, at fair value                             7,335             7,335
  Marketable securities - pledged, at fair value                                      5,135             7,920
  Accounts receivable, net                                                            1,115             1,280
  Inventories, net                                                                      248               252
  Prepaid expenses                                                                      100               209
                                                                                 ----------        ----------
         Total current assets                                                        14,184            18,924
                                                                                 ----------        ----------

Property and equipment:
  Leasehold improvements                                                                389               315
  Furniture and fixtures                                                                751               720
  Equipment                                                                             538               518
                                                                                 ----------        ----------
                                                                                      1,678             1,553
  Less accumulated depreciation and amortization                                       (898)             (822)
                                                                                 ----------        ----------
         Net property and equipment                                                     780               731
                                                                                 ----------        ----------

Premium on purchased put option, net                                                  1,133             1,295
Other assets                                                                            116               119
                                                                                 ----------        ----------
         Total assets                                                            $   16,213        $   21,069
                                                                                 ==========        ==========

                     Liabilities and Stockholders' Equity
                     ------------------------------------

Current liabilities:
  Accounts payable                                                               $    1,178        $    1,000
  Accrued payroll                                                                       152               141
  Accrued warranty & upgrade costs                                                      769             1,069
  Accrued expenses                                                                      374               481
  Deferred revenue                                                                    1,727             1,727
  Other                                                                                  19                22
                                                                                 ----------        ----------
         Total current liabilities                                                    4,219             4,440

Long-term liabilities:
Long-term debt                                                                        3,621             6,406
Accrued interest                                                                        504               372
                                                                                 ----------        ----------
         Total long-term liabilities                                                  4,125             6,778

         Total liabilities                                                            8,044            11,218

Commitments and contingencies                                                             -                 -

Stockholders' equity:
 Common stock, $.01 par value. Authorized 50,000,000 shares.
  Issued 15,728,423 and 15,090,373 shares at March 31, 2000
  and December 31, 1999, respectively                                                   157               151
 Additional paid-in capital                                                          35,789            34,119
 Accumulated deficit                                                                (32,151)          (30,010)
 Notes receivable from employees                                                     (2,202)             (685)
 Accumulated other comprehensive income                                               6,727             6,727
 Treasury stock - at cost 32,130 shares in 2000 and 1999                               (451)             (451)
                                                                                 ----------        ----------
         Total stockholders' equity                                                   7,869             9,851
                                                                                 ----------        ----------

Total liabilities and stockholders' equity                                       $   16,213        $   21,069
                                                                                 ==========        ==========

                                   TurboChef Technologies, Inc.
                       Unaudited Interim Condensed Statements of Operations
                             (Amounts in Thousands, Except Share Data)

                                                                    Three Months Ended March 31,
                                                                    2000                   1999
                                                                    ----                   ----
Revenues:
  Product sales                                                 $       382            $       674
  Research and development fees                                       1,850                  1,025
  Royalties                                                               5                      -
                                                                -----------            -----------
                      Total revenues                                  2,237                  1,699


Costs and expenses:
  Cost of goods sold                                                    570                    514
  Research and development expenses                                   1,483                    769
  Selling, general and administrative expenses                        2,142                  1,726
                                                                -----------            -----------
                      Total costs and expenses                        4,195                  3,009
                                                                -----------            -----------
                      Operating loss                                 (1,958)                (1,310)
                                                                -----------            -----------


Other income (expense):
  Interest income                                                        30                      6
  Interest expense                                                     (132)                   (46)
  Dividend income                                                        52                     52
  Amortization of purchased put option premium                         (162)                  (162)
  Other income (expense)                                                 29                     (6)
                                                                -----------            -----------
                                                                       (183)                  (156)
                                                                -----------            -----------

                      Net loss                                  $    (2,141)           $    (1,466)
                                                                ===========            ===========

Loss per common share - basic and diluted                       $     (0.14)           $     (0.10)
                                                                ===========            ===========

Weighted average number of common
    shares outstanding - basic and diluted                       15,220,802             14,675,572
                                                                ===========            ===========

                                     TurboChef Technologies, Inc.
                         Unaudited Interim Condensed Statements of Cash Flows
                                        (Amounts in Thousands)

                                                                           Three Month Ended March 31,
                                                                           2000                  1999
                                                                           ----                  ----
Cash flows from operating activities:
   Net loss                                                              $(2,141)              $(1,466)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization                                        76                   187
         Amortization of premium on purchased put option                     162                   162
         Non-cash compensation expense                                       123                     -
         Provision for doubtful accounts                                       -                    17
         Change in assets and liabilities:
            Decrease in accounts receivable                                  165                    65
            Decrease (increase) in inventories                                 4                  (189)
            Decrease in prepaid expenses                                     109                    10
            Decrease (increase) in other assets                                3                     -
            Increase (decrease) in accounts payable                          178                  (449)
            Decrease in accrued expenses                                    (396)                 (118)
            Decrease in other liabilities                                     (3)                    -
            Accrued interest                                                 132                    46
                                                                         -------               -------
               Net cash used in operating activities                      (1,588)               (1,735)
                                                                         -------               -------
Cash flows from investing activities:
   Premium on purchased put option                                             -                (1,942)
   Purchase of equipment and leasehold improvements                         (125)                  (89)
                                                                         -------               -------
               Net cash provided by (used in) investing activities          (125)               (2,031)
                                                                         -------               -------
Cash flows from financing activities:
   Borrowings under long-term debt                                             -                 5,109
   Notes receivable from employees                                        (1,517)                  (44)
   Proceeds from the exercise of stock options                             1,553                    54
   Proceeds from the issuance of warrants                                      -                   392
                                                                         -------               -------
               Net cash provided by financing activities                      36                 5,511
                                                                         -------               -------
Net increase (decrease) in cash and cash equivalents                      (1,677)                1,745
Cash and cash equivalents at beginning of period                           1,928                   164
                                                                         -------               -------
Cash and cash equivalents at end of period                               $   251               $ 1,909
                                                                         -------               -------

                         TURBOCHEF TECHNOLOGIES, INC.
                    Notes to Condensed Financial Statements
                                  (Unaudited)
                                March 31, 2000

1)   General
     -------

     TurboChef Technologies, Inc. ("TurboChef Technologies" or "the Company") is a leading technology development company that heretofore has engaged primarily in designing, developing and licensing its proprietary high-speed cooking technologies. The TurboChef high-speed cooking system employs proprietary hardware and software technologies to "cook-to-order" a variety of food products at faster speeds and to quality standards comparable, and in many instances superior to, other conventional residential and commercial ovens currently available. In addition, the Company's high-speed cooking systems use a microprocessor to control the cooking processes to ensure consistent quality and also has the ability to communicate with users and service personnel over computer networks and the Internet.

     As a result of the explosion in the Internet and intelligent appliance innovation, the Company has embarked on an internal development effort to couple the computer intelligence and cooking performance of the Company's proprietary rapid cook technologies with the Internet. The strategy behind this product development effort is to provide lifestyle changing benefits to consumers that make cooking, shopping and meal planning a less time consuming activity. The first stage of product development, a prototype appliance ("iAppliance") that couples the Company's rapid cook oven with a wireless web pad that provides connectivity to the Internet and intuitive touch screen controls for the oven, was demonstrated in March 2000.

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

     The Company's current strategic alliance partner in North America, Maytag Corporation ("Maytag"), recently introduced the Company's high-speed cooking technologies to the US residential market, when it launched the Jenn-Air(R) Accellis(TM) 5XP wall oven. The Accellis(TM) 5XP is currently scheduled for delivery to consumers in July 2000.

2)   Liquidity

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

     The Company is currently dependent on a single company, Maytag Corporation, for its research and development funding and royalty revenues. In addition, the Company is dependent on Maytag to manufacture, market and sell its products in North America. The Company is currently pursuing potential marketing and manufacturing partners in Europe and Asia. No such partnerships currently exist. Both Maytag and the Company may choose to cancel the Alliance by giving at least 30 days prior written notice. If Maytag chooses to cancel the commercial License Agreement, it may do so with 180 days prior written notice and would be required to pay the Company the total amount of the minimum royalties ($5.75 million), less the sum of all royalty payments previously received pursuant to the agreement, within 30 days of the termination of the agreement.

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

     Cash used during the first quarter of 2000 and projected cash requirements for the balance of fiscal 2000 have exceeded the Company's original forecast, primarily as a result of the following:

     . Certain discretionary spending is being made to fund the development of the Company's Internet strategy, the TurboChef rapid cook iAppliance and certain marketing activities in support of Management's fundraising efforts in the forms of research and development sponsorships, strategic alliances and/or equity investments.

     . The launch of the commercial counter top oven has been delayed by about two months, resulting in a delay in the realization of revenues from sales in Europe and could lead to the deferral of a quarterly minimum royalty payment ($500,000) from Maytag into fiscal 2001.

     Management will continuously evaluate its liquidity position throughout the year. If at that time Management believes that incremental funding is not achievable, royalty payments from Maytag are not expected to be received according to schedule and/or sufficient incremental revenues are not realized, the Company would decrease discretionary spending and implement cost-cutting measures to ensure that cash flow from operations and financing facilities currently in place are sufficient to fund operations throughout fiscal 2000.

3)   Interim Condensed Financial Statements
     --------------------------------------

     The financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and have not been audited by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The December 31, 1999 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles ("GAAP"). The Company believes that other disclosures contained herein, when read in conjunction with the financial statements and notes included in the Company's Annual Report for the fiscal year ended December 31, 1999 on Form 10-K, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included in the aforementioned Form 10-K. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

     Basic net loss per common share is based on 15,220,802 and 14,675,572 weighted average shares outstanding for the three months ended March 31, 2000 and 1999, respectively. For the three months ended March 31, 2000 and 1999, the Company did not report any incremental shares of potentially dilutive stock, as their effect was antidilutive.

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Comprehensive Income, on January 1, 1998. This statement requires the Company to report comprehensive income and its components with the same prominence as other financial statements in its December 31, 1999 financial statements. Comprehensive income describes the total of all components of comprehensive income, including net income and other comprehensive income.
Other comprehensive income refers to all revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. For the three-month period ended March 31, 2000, comprehensive income was (2,141,000) of which all (2,141,000) was related to net loss. For the three-month period March 31, 1999, comprehensive income was ($2,017,000) of which ($1,466,000) was net loss and of which ($551,000) was the change in net unrealized gain on marketable securities.

4)   Notes Receivable from Employees
     -------------------------------

     In March and April 1999, the Company loaned an aggregate of $72,500 and $600,000, respectively, to two of its employees and two of the Company's directors. The loaned amounts were used by such employees and directors to exercise 269,000 (29,000 in March 1999 and 240,000 in April 1999) stock options at an exercise price of $2.50 per share. All such loans are full-recourse and are secured by the underlying securities and the general assets of the respective borrower. Three of the loans have a term of two years and are payable, along with accrued interest, in March and April 2001. One of the loans has a term of five years and is payable, along with accrued interest, on April 2004. All of the notes are recorded as a reduction to Stockholders' Equity. The notes bear interest at a rate of 4.8%. The market rate of interest on March 31, 1999 was 7.0%, based upon margin rates obtained through various discount brokers. The difference between interest earned by the Company on the notes and the market rate of interest is recorded as compensation expense.

     In February and March 2000, the Company loaned an aggregate of $13,500 and $1,500,000 to two of its employees and one of its directors. The amount of $13,500 was used by such employees to exercise 9,000 stock options at an exercise price of $1.50 per share in February 2000. The amount of $1,500,000 was used by such director to exercise 600,000 stock options at an exercise price of $2.50 per share in March 2000. All such loans are full recourse and are secured by the underlying securities and the general assets of the respective borrower. Each loan has a term of five years and is payable, along with accrued interest in February and March 2005. The notes have been recorded as a reduction to Stockholders' Equity. The notes bear interest at a rate of 6.7%. The market rates of interest in February and March 2000 was 7.5%, based upon margin rates obtained through various discount brokers. The difference between interest earned by the Company on the notes and the market rate of interest has been recorded as compensation expense.

     The total compensation expense related to notes receivable from such employees and directors was $4,000 for the three months ended March 31, 2000.

5)   Derivative Financial Instruments
     --------------------------------

     As part of its strategic alliance efforts, the Company invested in equity securities of Maytag Corporation. These securities are subject to fluctuations from market value changes in stock prices. In connection with the Variable Stock Transaction (as defined in Note 6 hereof) and in order to mitigate market risk, the Company hedged its investment in Maytag securities by purchasing, on January 14, 1999, put options to sell the 293,846 shares of Maytag common stock owned by the Company. The purchase of the put options required an initial cash outlay (the "premium" amount) of $1.9 million. The premium will be amortized over three years, the life of the investment. The purchased put options protect the Company from a decline in the market value of the security below a minimum level of approximately $57.00 per share (the put "strike" price) on January 14, 2002. The total value of the put options at risk is equal to the unamortized premium, which was $1,133,000 as of March 31, 2000. The Company's purchased put options are accounted for as a hedge of its investment in the Company's Maytag stock in accordance with GAAP. Hedge accounting under GAAP requires the following criteria to be met: (i) the item to be hedged is exposed to price risk, (ii) the options position reduces the price exposure, and (iii) the options position is designated as a hedge. No options have been purchased to cover the Company's investment in Maytag stock after January 14, 2002.

     At March 31, 2000, the market value of the Company's Maytag common stock was less than the strike price of the purchased put options. The net unrealized gain of approximately $7.6 million on the purchased put options is equal to the difference between the strike price of the options and the market value of the Maytag common stock as of March 31, 2000, and is recorded as an increase in accumulated other comprehensive income. The net unrealized gain on the pledged shares of approximately $4.3 million as of March 31, 2000 has been recorded as a reduction to the Company's long term debt. The net unrealized gain of approximately $3.3 million on shares not pledged as of March 31, 2000 has been recorded as an increase in marketable securities available for sale.

     The Company could be exposed to losses related to the above financial instrument should its counterparty default. This risk is mitigated through credit monitoring procedures.

6)   Accrued Warranty and Upgrade Costs
     ----------------------------------

     On September 1, 1999, the Company entered into an agreement to upgrade and warranty 262 cooking systems installed for Whitbread PLC. The Company received approximately $1.4 million from Whitbread PLC to complete the upgrade and warranty the cooking systems for a three-year period, beginning in September 1999. The cooking system upgrades will include design changes that should substantially increase the life and durability of the cooking systems. The Company recorded a corresponding liability of $1.4 million representing the estimated cost of upgrade and warranty. The liability is reduced as services related to the upgrade and warranty are incurred. During 1999 and 2000, the Company accrued an additional $755,000 and $300,000, respectively, for expenses relating to the completion of the upgrade and remainder of the warranty period. The cooking system upgrades were completed in February 2000. At this time, the Company believes that it has accrued expenses sufficient to cover the total cost of the upgrades and any charges arising during the three-year warranty period. The liability has been estimated and is subject to a high degree of judgement. There can be no assurance that future expenses incurred on the upgrade and three-year warranty will not have a material adverse effect upon the Company.

7)   Secured Borrowings
     ------------------

     In January 1999, the Company entered into an agreement with Banque AIG, London Branch (an affiliate of American International Group, Inc. ("AIG")). The AIG facility provides for the Company to pledge its Maytag shares in the form of a "Variable Stock Transaction" and to receive cash advances against the value of the Maytag shares. All advances mature on January 14, 2002. Interest is imputed at rates ranging from 5.8% to 7.4%. The Company may satisfy any outstanding obligation by surrendering Maytag shares equal to the number of pledged shares or with cash at any time up to and including January 14, 2002. The transaction allows the Company to benefit from the appreciation over $63.25 per share in the Maytag share price over the three-year period and provides down-side protection to the Company in the form of a purchased put option for the 293,846 shares of Maytag stock. The purchased put option establishes a minimum realizable value for the Maytag shares of approximately $57 per share.

     As of March 31, 2000, the Company had pledged 165,000 shares of the Maytag stock, receiving advances totaling $7.9 million from AIG. As of May 5, 2000, the Company had pledged 215,000 shares of the Maytag stock, receiving advances totaling $10.4 million. As of May 5, 2000, the Company has approximately $4.0 million in advances available through the AIG credit facility.

     In February 1999, the Company entered into a revolving credit agreement with its bank. The credit agreement is set to expire in May 2000. The agreement is secured by 6,923 shares of Maytag common stock owned by the Company. The Company can borrow up to the lesser of $315,000 or 75% of the market value of the Maytag stock at the prime interest rate less 0.5%.

8)   Authoritative Pronouncements
     ----------------------------

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is now effective for fiscal years beginning after June 15, 2000. Previously, the Company would have had to adopt the Statement no later than January 1, 2000. Under the new guidelines, the Company will be required to adopt this Statement no later than January 1, 2001. SFAS No. 133 requires companies to report derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Under FASB 133, the Company's derivative investments would be marked to market on a quarterly basis and certain gains or losses would be recorded within the Company's Condensed Statements of Operations. On March 31, 2000, the fair market value of the Company's derivative instruments was $6,047,000.

Item 2:  Management Discussion and Analysis of Financial Condition and Results
         ---------------------------------------------------------------------
         of Operations
         -------------

General

     TurboChef Technologies, Inc. ("the Company") was incorporated on April 3, 1991. Prior to its name change in July 1998, the Company operated under the name TurboChef, Inc. The Company is a foodservice technology company engaged primarily in designing, developing and marketing high-speed cooking systems. The Company believes its primary markets are with both residential and commercial foodservice operators throughout North America, Europe and Asia. Management believes that the Company operates in one primary business segment.

     In September 1997, the Company and Maytag Corporation ("Maytag") entered into a "Strategic Alliance Agreement" ("Alliance") for the purpose of the development and commercialization of innovative products based on new technologies in the areas of heat transfer and thermodynamics. In connection with the Alliance, the Company issued 564,668 shares of common stock with an aggregate fair market value of approximately $10.0 million for 293,846 shares of Maytag common stock at the same aggregate market value. In addition, the Company received fees from Maytag for research and development activities. These fees totaled $4,075,000 and $750,000 in 1998 and 1997, respectively. In July 1998, the Company announced a commercial sales agreement with Maytag whereby Maytag will lead the Company's North American commercial sales and marketing initiatives. In November 1999, the Company announced a commercial License Agreement with Maytag. The Company received $2,500,000 in research and development fees during the fourth quarter of 1999, $1,850,000 during the first quarter of 2000 and $250,000 during April 2000, relating to this agreement. Future revenues from the current Alliance projects will depend upon the successful commercialization of these products and the minimum royalty agreements associated with the commercial License Agreement.

     The Maytag Alliance is ongoing, and provides for the opportunity to establish additional residential and commercial product development projects in the future. Accordingly, future revenues from the Alliance will depend upon the establishment of additional fee based research and development projects with Maytag and royalties from the successful commercialization and sales of the products that embody the Company's technologies. However, the Maytag Alliance is cancelable by either party with 30 days prior written notice.

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

     In addition, the Company is dependent on Maytag to manufacture, market and sell its products in North America. The Company is currently pursuing potential marketing and manufacturing partners in Europe and Asia. No such partnerships currently exist. Both Maytag and the Company may choose to cancel the Alliance by giving at least 30 days written notice. If Maytag chooses to cancel the commercial License Agreement, it may do so with 180 days prior written notice and would be required to pay the Company the total amount of the minimum royalties ($5.75 million), less the sum of all royalty payments previously received pursuant to the agreement, within 30 days of the termination of the agreement. If the Alliance is canceled or if any of the alliance projects are canceled, there is no assurance that the Company would be able to find alternate sources of funding on acceptable terms for further research and development of current and future products or operations. The failure to find acceptable alternative financing could have a significant adverse impact on the Company's current and future operations. However, management is confident that through the sales of its commercial cooking systems, royalties from the sale of its licensed products and financing agreements, it will have adequate funding to finance its operations throughout 2000.

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

Results of Operations for the Quarter Ended March 31, 2000 Compared to the Quarter Ended March 31, 1999

     Revenues for the quarter ended March 31, 2000 were $2,237,000, compared to revenues of $1,699,000 for the quarter ended March 31, 1999. This increase is primarily attributable to the receipt of research and development fees pursuant to the commercial License Agreement with Maytag, partially offset by a decline in revenues from the direct sales of parts and commercial cooking systems in North America. This decline in revenues is a result of the transition to a royalty arrangement with Maytag in North America, as compared to the recognition of the full sales price as revenues during the comparable quarter of 1999.

     Cost of sales for the quarter ended March 31, 2000 was $570,000, an increase of $56,000 when compared to $514,000 for cost of sales in the quarter ended March 31, 1999. This increase is due to estimated expenses relating to the Company's upgrade and warranty program, partially offset by a reduction in parts sales and the transition from the direct sales of commercial cooking systems to a licensing arrangement with Maytag, resulting in the elimination of cost of sales for such units.

     Gross profit on direct cooking system sales for the quarter ended March 31, 2000 decreased $43,000 to $103,000, when compared to gross profit on direct cooking system sales of $146,000 during the quarter ended March 31, 1999. The decrease is due the transition of the North American sales and marketing responsibilities to Maytag, resulting in royalty income to the Company, and the wholesale sale of commercial units to the Company's distributor in Asia.

     Research and development expenses for the quarter ended March 31, 2000 increased $714,000, to $1,483,000, as compared to $769,000 for the quarter ended March 31, 1999. This increase is principally due to engineering and prototype expenses relating to the development of the Company's commercial counter top platforms, pursuant to the commercial License Agreement. In addition, the Company has incurred prototype expenses relating to the Company's "next generation" residential cooking system and development expenses relating to the Company's Internet strategy.

     Selling, general and administrative expenses for the quarter ended March 31, 2000 increased $416,000, to $2,142,000 from comparable expenses of $1,726,000 for the quarter ended March 31, 1999. The increase over the quarter ending March 31, 1999 is primarily due to marketing costs associated with the Company's new commercial countertop platform, expansion of the Company's corporate insurance coverage, including costs incurred in the establishment of the Lloyds of London offensive and defensive patent insurance policies, non-cash compensation expenses relating to stock option grants to former employees and the costs associated with the Company's ongoing efforts to develop international alliances and partnerships.

     Other expense was $183,000 for the quarter ended March 31, 2000, compared to $156,000 for the quarter ended March 31, 1999. The increase in expense is primarily due to interest expense, related to the Company's long-term credit agreement, partially offset by an increase in interest income on cash balances and an increase other income.

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

     Although the Company has historically incurred significant losses, the Company expects to generate future cash flows from the direct sale of its commercial cooking systems, royalties from the sale its commercial and residential cooking systems, license fees for the non-exclusive licensing of its technologies, research and development fees for product development and, as necessary and available, raising capital through future equity or debt financing. As previously discussed, the Company is currently dependent on a single company, Maytag Corporation, for its research and development funding and royalty revenues. Accordingly, future revenues from the Alliance will depend upon the establishment of additional fee based research and development projects with Maytag and royalties from the successful commercialization and sales of the products that embody the Company's technologies. However, if additional projects are not initiated with Maytag, the Alliance is canceled, or if revenues from cooking system sales, cash from its financing agreements and external financing is not sufficient, the Company may be required to revise its plan of operations, including a curtailment of expansion, product development activities and reduction of other general and administrative expenses. Furthermore, there is no assurance that the Company would be able to find alternative sources of funding which could have a significant adverse effect on the Company's current and future operations. However, management is confident that through sales of its commercial cooking systems, minimum royalties and current credit facilities, it will have adequate funding for further research and development throughout 2000.

     Since October 1997, the Company's cash requirements have been met in part by Maytag. In accordance with the Maytag Alliance, the Company has been paid an aggregate of $7.8 million for technology transfer initiatives by the Company.

     Cash used during the first quarter of 2000 and projected cash requirements for the balance of fiscal 2000 have exceeded the Company's original forecast, primarily as a result of the following:

     . Certain discretionary spending is being made to fund the development of the Company's Internet strategy, the TurboChef rapid cook iAppliance and certain marketing activities in support of Management's fundraising efforts in the forms of research and development sponsorships, strategic alliances and/or equity investments.
     . The launch of the commercial counter top oven has been delayed by about two months, resulting in a delay in the realization of revenues from sales in Europe and could lead to the deferral of a quarterly minimum royalty payment ($500,000) from Maytag into fiscal 2001.

     Management will continuously evaluate its liquidity position throughout the year. If at that time Management believes that incremental funding is not achievable, royalty payments from Maytag are not expected to be received according to schedule and/or sufficient incremental revenues are not realized, the Company would decrease discretionary spending and implement cost-cutting measures to ensure that cash flow from operations and financing facilities currently in place are sufficient to fund operations throughout fiscal 2000.

     In October 1999, the Company entered into a commercial License Agreement that broadens Maytag's distribution rights with respect to commercial cooking products utilizing the Company's rapid cook technologies. Pursuant to the terms of the agreement, Maytag now has exclusive rights to market and sell throughout North America and certain worldwide rights to sell to North American based chains with international locations. This exclusivity extends until March 2002, with certain applications extending until March 2003. In consideration for these rights, Maytag has agreed to pay the Company per unit royalties of approximately 10% of targeted wholesale prices. In the event that actual gross margins exceed target levels, the Company will share equally in the incremental margin. In addition to the payment of royalties, Maytag has also agreed to establish $5.75 million as the minimum royalty threshold over the first two years of exclusivity, as well as provide the Company with approximately $4.6 million in additional research and development funding ($2.5 million during the fourth quarter of 1999, $1.85 million during the first quarter of 2000 and $250,000 during the second quarter of 2000), for the development of prototype units relating to this agreement. This agreement is cancelable by either Maytag or the Company with a minimum of 30 days written notice. If Maytag chooses to cancel the commercial License Agreement, it may do so with 180 days prior written notice and would be required to pay the Company the total amount of the minimum royalties ($5.75 million), less the sum of all royalty payments previously received pursuant to the agreement, within 30 days of the termination of the agreement. The cancellation of this agreement could have a material adverse effect on the operations and the financial position of the Company if they were unable to enter into an agreement with another party with similar terms.

     The Maytag Alliance called for the mutual exchange of each company's stock with a value of approximately $10.0 million. In 1997, Maytag purchased 564,668 shares of the Company's common stock, and the Company purchased 293,846 shares of Maytag common stock. As of May 5, 2000, these securities had a market value of approximately $10.4 million.

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

     As of March 31, 2000, the Company had pledged 165,000 shares of the Maytag stock, receiving advances totaling $7.9 million from AIG. As of May 5, 2000, the Company had pledged 215,000 shares of the Maytag stock, receiving advances totaling $10.4 million. As of May 5, 2000, the Company has approximately $4.0 million in advances available through the AIG credit agreement.

     In February 1999, the Company entered into a revolving credit agreement with its bank. The credit agreement is set to expire in May 2000. The agreement is secured by 6,923 shares of Maytag common stock owned by the Company. The Company can borrow up to the lesser of $315,000 or 75% of the market value of the Maytag stock at the prime interest rate less 0.5%. As of March 31, 2000, the Company had no outstanding borrowings and approximately $172,000 in borrowings available through this facility.

     At March 31, 2000, the Company had working capital of $9,965,000 as compared to working capital of $14,484,000 at December 31, 1999. The $4,519,000 working capital decrease is primarily due to decreases in the fair value of the Company's pledged Maytag common stock and operating losses during the quarter.

    Cash used in operating activities was $1,588,000 for the quarter ended March 31, 2000 as compared to cash used in operating activities of $1,735,000 for the quarter ended March 31, 1999. The net loss in the first quarter of 2000 included $493,000 of non-cash contributions to net loss, compared to $412,000 in 1999. Major factors leading to the decrease in net cash used in operating activities for the quarter ended March 31, 2000 were non-cash contributions to net loss ($493,000), increases in accounts payable ($178,000) and decreases in accounts receivable ($165,000) and prepaid expenses ($109,000). These were partially offset by a decrease in accrued expenses ($396,000). Cash used in investing activities for the quarter ended March 31, 2000 was $125,000, consisting of equipment and leasehold improvement purchases. Cash provided by financing activities was $36,000 for the quarter ended March 31, 2000, which was obtained through the net exercise of stock options. At March 31, 2000, the Company had cash and cash equivalents of $251,000, compared to cash and cash equivalents of $1,909,000 at December 31, 1999.

Authoritative Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is now effective for fiscal years beginning after June 15, 2000. Previously, the Company would have had to adopt the Statement no later than January 1, 2000. Under the new guidelines, the Company will be required to adopt this Statement no later than January 1, 2001. SFAS No. 133 requires companies to report derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Under FASB 133, the Company's derivative investments would be marked to market on a quarterly basis and certain gains or losses would be recorded within the Company's Condensed Statements of Operations. On March 31, 2000, the fair market value of the Company's derivative instruments was $6,047,000.

Forward Looking Statements

     Although the Company has historically incurred significant losses, management believes that it will generate sufficient cash flows for future operations from the direct sale of its commercial cooking systems, royalties from the sale its commercial and residential cooking systems, license fees for the licensing of its technologies, research and development fees for product development and, as necessary and available, raising capital through future equity or debt financing. If revenues from cooking system sales, cash from its financing agreements and external financing is not sufficient, the Company may be required to revise its plan of operations, including a curtailment of expansion, product development activities and reduction of other general and administrative expenses. Furthermore, there is no assurance that the Company would be able to find alternative sources of funding. Any of the aforementioned factors could have a significant adverse effect on the Company's current and future operations and financial position.

     Cash used during the first quarter of 2000 and projected cash requirements for the balance of fiscal 2000 have exceeded the Company's original forecast, primarily as a result of the following:

     . Certain discretionary spending is being made to fund the development of the Company's Internet strategy, the TurboChef rapid cook iAppliance and certain marketing activities in support of Management's fundraising efforts in the forms of research and development sponsorships, strategic alliances and/or equity investments.

     . The launch of the commercial counter top oven has been delayed by about two months, resulting in a delay in the realization of revenues from sales in Europe and could lead to deferral of a quarterly minimum royalty payment (2,500,000) from Maytag into fiscal 2001.

     Management will continuously evaluate its liquidity position throughout the year. If at that time Management believes that incremental funding is not achievable, royalty payments from Maytag are not expected to be received according to schedule and/or sufficient incremental revenues are not realized, the Company would decrease discretionary spending and implement cost-cutting measures to ensure that cash flow from operations and financing facilities currently in place are sufficient to fund operations throughout fiscal 2000.

     The Company has substantially completed its targeted commercial cooking system research and development in April 2000 and, subsequently, has ceased receiving the monthly research and development funding payments associated with such projects. The Maytag Alliance, however, is ongoing, and provides for the opportunity to establish additional residential and commercial product development projects in the future. Accordingly, future revenues from the Maytag Alliance will depend upon the establishment of additional fee based research and development projects with Maytag and royalties from the successful commercialization and sales of the products that embody the Company's technologies. The Company's goals are to continue its development of innovative and commercially viable products, to support the Maytag Alliance efforts and to establish additional strategic alliances, partnerships and license agreements in major international markets.

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

Part II.  Other Information

     Item 1.  Legal Proceedings

              None

     Item 2.  Changes in Securities and Use of Proceeds

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


                                     TURBOCHEF TECHNOLOGIES, INC.


                                     By: /s/ Richard N. Caron
                                         --------------------
                                         Richard N. Caron
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


                                     By: /s/ Dennis J. Jameson
                                         ---------------------
                                         Dennis J. Jameson
                                         Executive Vice-President and
                                         Chief Accounting Officer
                                         (Principal Accounting Officer)

Dated May 12, 2000