Form 10-Q
period 2000-06-30
TURBOCHEF TECHNOLOGIES INC
filed 2000-08-14
CIK 916545

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                           _________________________
                                   Form 10-Q

         (Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Quarter ended June 30, 2000
                                         OR
         [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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


   Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.


                                           Number of Shares Outstanding
              Title of Each Class                at August 4, 2000
              -------------------                -----------------
         Common Stock, $0.01 Par Value               15,728,423

                          TURBOCHEF TECHNOLOGIES, INC.
                               TABLE OF CONTENTS

Form 10-Q Item                                      Page
--------------                                      ----


                Cautionary Statement Regarding Future Results and
                Forward-Looking Statements..................................   3

Part I.         Financial Information

     Item 1.    Financial Statements

                Condensed Balance Sheets as of June 30, 2000 (unaudited) and
                December 31, 1999...........................................   4

                Unaudited Interim Condensed Statements of Operations for the
                three and six months ended June 30, 2000 and 1999...........   5

                Unaudited Interim Condensed Statements of Cash Flows for the
                three and six months ended June 30, 2000 and 1999...........   6

                Notes to the Interim Condensed Financial Statements.........   7

     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................  14

     Item 3.    Quantitative and Qualitative Disclosures about Market Risk..  21

Part II.        Other Information

     Item 1.    Legal Proceedings...........................................  22

     Item 2.    Changes in Securities and Use of Proceeds...................  22

     Item 3.    Defaults Upon Senior Securities.............................  22

     Item 4.    Submission of Matters to a Vote of Security Holders.........  22

     Item 5.    Other Information...........................................  23

     Item 6.    Exhibits and Reports on Form 8-K............................  23

                Signatures..................................................  24

                         CAUTIONARY STATEMENT REGARDING
                 FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS


     The future results of the Company, including results reflected in any forward-looking statements made by or on behalf of the Company, will be impacted by a number of important factors. The factors identified below in the section entitled "Part 1. Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements" are important factors (but not necessarily all important factors) that could cause the Company's actual future results to differ materially from those expressed in or implied by in any forward-looking statement made by or on behalf of the Company. Words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology is intended to identify forward-looking statements. Forward-looking statements, by their nature, involve substantial risks or uncertainties.

     As stated in the Company's Form 8-K, filed with the SEC on June 12, 2000, and Form 8-K/A, filed with the Securities and Exchange Commission ("SEC") on June 26, 2000, the Company's independent public accountants for fiscal years 1998 and 1999, Arthur Andersen LLP, was disengaged. The Company's Board of Directors and Audit Committee is currently in the process of interviewing independent public accountants to serve as auditor for the Company for fiscal year 2000. Therefore, the Company does not, at this time, have an independent public accountant to review the financial statements contained in this Form 10-Q, as required by Rule 10-01(d) of Regulation S-X and Regulation S-K.

                         TurboChef Technologies, Inc.
                           Condensed Balance Sheets
                   (Amounts in Thousands, Except Share Data)



                                                                                    June 30,         December 31,
                                                                                    --------         ------------
                                                                                      2000               1999
                                                                                      ----               ----
                                                                                  (Unaudited)
                        Assets
                        ------

Current assets:
  Cash and cash equivalents                                                         $    523           $  1,928
  Marketable securities available for sale, at fair value                              3,065              7,335
  Marketable securities - pledged, at fair value                                       8,852              7,920
  Accounts receivable, net                                                               913              1,280
  Inventories, net                                                                       297                252
  Prepaid expenses                                                                        16                209
                                                                                    --------           --------
          Total current assets                                                        13,666             18,924
                                                                                    --------           --------

Property and equipment:
   Leasehold improvements                                                                345                315
   Furniture and fixtures                                                                685                720
   Equipment                                                                             257                518
                                                                                    --------           --------
                                                                                       1,287              1,553
   Less accumulated depreciation and amortization                                       (519)              (822)
                                                                                    --------           --------
          Net property and equipment                                                     768                731
                                                                                    --------           --------

Premium on purchased put option, net                                                     971              1,295
Other assets                                                                              96                119
                                                                                    --------           --------
          Total assets                                                              $ 15,501           $ 21,069
                                                                                    ========           ========

           Liabilities and Stockholders' Equity
           ------------------------------------

Current liabilities:
   Accounts payable                                                                 $    541           $  1,000
   Accrued warranty & upgrade costs                                                      834              1,069
   Accrued expenses                                                                      562                622
   Deferred revenue                                                                    1,629              1,727
   Other                                                                                   9                 22
                                                                                    --------           --------
          Total current liabilities                                                    3,575              4,440

Long-term liabilities:
  Long-term debt                                                                       6,801              6,406
  Accrued interest                                                                       684                372
                                                                                    --------           --------
            Total long-term liabilities                                                7,485              6,778

          Total liabilities                                                           11,060             11,218

Commitments and contingencies                                                            -                  -

Stockholders' equity:
   Common stock, $.01 par value. Authorized 50,000,000 shares.
     Issued 15,728,423 and 15,090,373 shares at June 30, 2000
     and December 31, 1999, respectively                                                 157                151
   Additional paid-in capital                                                         35,990             34,119
   Accumulated deficit                                                               (35,771)           (30,010)
   Notes receivable from employees                                                    (2,211)              (685)
   Accumulated other comprehensive income                                              6,727              6,727
   Treasury stock - at cost 32,130 shares in 2000 and 1999                              (451)              (451)
                                                                                    --------           --------
          Total stockholders' equity                                                   4,441              9,851
                                                                                    --------           --------

Total liabilities and stockholders' equity                                          $ 15,501           $ 21,069
                                                                                    ========           ========

                         TurboChef Technologies, Inc.
             Unaudited Interim Condensed Statements of Operations
                   (Amounts in Thousands, Except Share Data)

                                                           Three Months Ended June 30,       Six Months Ended June 30,
                                                               2000           1999             2000           1999
                                                               ----           ----             ----           ----

Revenues:
  Product sales                                            $       142     $     1,352      $       524     $     2,026
  Research and development fees                                    350             -              2,200           1,025
  Royalties                                                         10             -                 15             -
                                                           -----------     -----------      -----------     -----------
                      Total revenues                               502           1,352            2,739           3,051


Costs and expenses:
  Cost of goods sold                                               446           1,097            1,016           1,611
  Research and development expenses                              1,159             924            2,623           1,693
  Selling, general and administrative expenses                   2,226           1,958            4,385           3,684
                                                           -----------     -----------      -----------     -----------
                      Total costs and expenses                   3,831           3,979            8,024           6,988
                                                           -----------     -----------      -----------     -----------
                      Operating loss                            (3,329)         (2,627)          (5,285)         (3,937)
                                                           -----------     -----------      -----------     -----------


Other income (expense):
  Interest income                                                   20              17               49              23
  Interest expense                                                (180)            (84)            (312)           (130)
  Dividend income                                                   52              53              104             105
  Amortization of purchased put option premium                    (162)           (162)            (324)           (324)
  Other income (expense)                                           (23)             (7)               7             (12)
                                                           -----------     -----------      -----------     -----------
                                                                  (293)           (183)            (476)           (338)
                                                           -----------     -----------      -----------     -----------

                      Net loss                             $    (3,622)    $    (2,810)     $    (5,761)    $    (4,275)
                                                           ===========     ===========      ===========     ===========

Loss per common share - basic and diluted                       $(0.23)         $(0.19)          $(0.37)         $(0.29)
                                                           ===========     ===========      ===========     ===========

 Weighted average number of common
    shares outstanding - basic and diluted                  15,728,423      15,071,893       15,474,613      14,874,827
                                                           ===========     ===========      ===========     ===========

                         TurboChef Technologies, Inc.
             Unaudited Interim Condensed Statements of Cash Flows
                            (Amounts in Thousands)

                                                                           Six Month Ended June 30,
                                                                          2000                  1999
                                                                          ----                  ----
Cash flows from operating activities:
   Net loss                                                            $  (5,761)            $  (4,275)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization                                       158                   300
         Amortization of premium on purchased put option                     324                   324
         Non-cash compensation expense                                       324                    21
         Provision for doubtful accounts                                     -                      36
         Change in assets and liabilities:
            Decrease in accounts receivable                                  367                    40
            Decrease (increase) in inventories                               (45)                  543
            Decrease in prepaid expenses                                     193                    33
            Decrease in other assets                                          16                     6
            Decrease in accounts payable                                    (459)                 (337)
            Decrease in accrued expenses                                    (295)                  (38)
            Increase (decrease) in deferred revenue                          (98)                   32
            Increase (decrase) in other liabilities                          (13)                   12
            Accrued interest                                                 312                   130
                                                                       ---------             ---------
               Net cash used in operating activities                      (4,977)               (3,173)
                                                                       ---------             ---------

Cash flows from investing activities:
   Premium on purchased put option                                           -                  (1,943)
   Purchase of equipment and leasehold improvements                         (188)                 (200)
                                                                       ---------             ---------
               Net cash provided by (used in) investing
                activities                                                  (188)               (2,143)
                                                                       ---------             ---------

Cash flows from financing activities:
   Borrowings under long-term debt                                         3,733                 6,681
   Notes receivable from employees                                        (1,526)                 (714)
   Proceeds from the exercise of stock options                             1,553                   768
   Proceeds from the issuance of warrants                                    -                     392
                                                                       ---------             ---------
               Net cash provided by financing activities                   3,760                 7,127
                                                                       ---------             ---------


Net increase (decrease) in cash and cash equivalents                      (1,405)                1,811
Cash and cash equivalents at beginning of period                           1,928                   164
                                                                       ---------             ---------
Cash and cash equivalents at end of period                             $     523             $   1,975
                                                                       =========             =========

                          TURBOCHEF TECHNOLOGIES, INC.
                    Notes to Condensed Financial Statements
                                  (Unaudited)
                                 June 30, 2000

1)   General
     -------

     TurboChef Technologies, Inc. ("TurboChef Technologies" or "the Company") is a technology development company that heretofore has engaged primarily in designing, developing and licensing its proprietary high-speed cooking technologies. The TurboChef high-speed cooking system employs proprietary hardware and software technologies to "cook-to-order" a variety of food products at faster speeds and to quality standards comparable, and in many instances superior to, other conventional residential and commercial ovens currently available. In addition, the Company's high-speed cooking systems use a microprocessor to control the cooking processes to ensure consistent quality and also has the ability to communicate with users and service personnel over computer networks and the Internet.

     The Company's commercial products and technologies have been validated through utilization and extensive testing by both the Company and a variety of foodservice operators around the world. The latest version of the Company's commercial product, the C-3 commercial counter top, was recognized as the best innovative new product at the Hotelympia international foodservice show in London in February 2000. The C-3 is currently available for sale in continental Europe and the United Kingdom. The North American version, the C-70, is currently available through the Company's commercial market partner G. S. Blodgett.

     The Company's current strategic alliance partner in North America, Maytag Corporation ("Maytag"), recently introduced the Company's high-speed cooking technologies to the US residential market, when it launched the Jenn-Air(R) Accellis(TM) 5XP wall oven. The Company believes that the Accellis(TM) 5XP will become available to consumers on or about September 2000.

     The Company is currently developing its Next Generation Oven ("NGO"). When completed, management believes that the NGO will have the ability to cook food between 7-8 times faster than a conventional oven and may be manufactured at a cost lower than the current cost of the Jenn-Air(R) Accellis(TM) 5XP. The Company's strategy embraces the idea of including the "TurboChef" brand as an "ingredient brand" on each oven manufactured by a third party, permitting more than one manufacturer to distribute end product to consumers through the manufacturers' distribution channels.

     The Company is currently engaged in identifying several oven manufacturers to which it would grant the non-exclusive rights to manufacture its NGO. Management believes that by adopting this strategy it reduces the Company's dependence on a single manufacturer, permits competitive manufacturers to market and promote their products to consumers and increases market penetration of the Company's technology.

     As a result of the explosion in the Internet and intelligent appliance innovation, the Company also embarked on an internal development effort to couple the computer intelligence and cooking performance of the Company's proprietary rapid cook technologies with the Internet. The strategy behind this product development effort is to provide lifestyle changing benefits to consumers that make cooking, shopping and meal planning a less time consuming activity. The first stage of product development, a prototype appliance ("iAppliance") that couples the Company's rapid cook oven with a wireless web pad that provides connectivity to the Internet and intuitive touch screen controls for the oven, was first demonstrated by the Company in

March 2000.

     Management believes there could be opportunities for the Company to obtain long-term revenue from each prospective NGO purchaser by connecting that customer to the Internet. The Company is exploring the means and methods to connect the NGO to the Internet, and thus obtain regular, long-term, recurring revenues. No assurances can be made that funding can be secured to develop the NGO, that if funding is secured that it can be commercialized in a timely manner, or if it is commercialized that the Company can secure revenue by making the NGO Internet enabled.

2)   Liquidity
     ---------

     The Company's capital requirements in connection with its product and technology development and marketing efforts have been and will continue to be significant. In addition, capital is required to operate and expand the Company's operations. Since its inception, the Company has incurred operating losses and has been substantially dependent on loans and capital contributions from its principal stockholders and sales of its securities to fund its activities. Although the Company has historically incurred significant losses, the Company expects to generate future cash flows from the direct sale of its commercial cooking systems, royalties from the sale its commercial and residential cooking systems, license fees for the non-exclusive licensing of its technologies, research and development fees for product development and, as necessary and available, raising capital through future equity or debt financing.

     Since October 1997, the Company's capital requirements have been met in part by Maytag. In accordance with the Maytag Alliance, the Company has been paid aggregate research and development fees of $10.5 million for product development initiatives by the Company.

     In October 1999, the Company entered into a commercial License Agreement with Maytag that broadens their distribution rights with respect to commercial cooking products utilizing the Company's rapid cook technologies. Pursuant to the terms of the agreement, Maytag now has exclusive rights to market and sell throughout North America and certain worldwide rights to sell to North American based chains with international locations. This exclusivity extends until March 2002, with certain applications extending until March 2003. In consideration for these rights, Maytag has agreed to pay the Company per unit royalties of approximately 10% of targeted wholesale prices. In the event that actual gross margins exceed target levels, the Company will share equally in the incremental margin. Maytag has also agreed to establish $5.75 million as the minimum royalty threshold over the first twenty-four months of exclusivity ($1.0 million in 2000, $2.9 million in 2001 and $1.9 million in 2002). Maytag has also provided the Company with $2.5 million in 1999 and $2.1 million in 2000, for the research and development of prototype units relating to this agreement.

   The Company is currently dependent on a single company, Maytag Corporation, for its royalty revenues. Both Maytag and the Company may choose to cancel the Alliance by giving at least 30 days prior written notice. If Maytag chooses to cancel the commercial License Agreement, it may do so with 180 days prior written notice and would be required to pay the Company the total amount of the minimum royalties ($5.75 million), less the sum of all royalty payments previously received pursuant to the agreement, within 30 days of the termination of the agreement. In addition, currently, the Company is solely dependent on Maytag to manufacture, market and sell its existing products in North America. The

Company is currently pursuing potential marketing partners in Europe and Asia. In May 2000, the Company formed an alliance with the Shandong Xiaoya Group to manufacture the TurboChef C3 cooking system. Production of the Chinese manufactured C3 is expected to begin during the fourth quarter of 2000. In addition, the Shandong Xiaoya group will distribute the C3 throughout China.

     In July 1999, the Company entered into an agreement with the Gas Research Institute ("GRI") to develop natural gas-fueled versions of the Company's commercial and residential cooking systems. The agreement provided the Company with $2 million in funding during 1999. In addition to the funding, the Company is allowed to obtain licenses to use GRI's extensive patent portfolio and benefit from years of experience with natural gas related products. In exchange for the funding, GRI received 50,000 warrants to purchase the Company's common stock and a defined percentage of the royalty that the Company receives on the sale of various commercial products in North America and Europe. Such payments terminate upon the cumulative payments of $4,000,000 to GRI.

     In August 2000, the Company entered into an agreement with the GRI in which they purchased $2.1 million of the Company's $1.00 par value Series A Convertible Preferred Stock ("Convertible Preferred Stock") for $100.00 per share. The 21,000 shares of Convertible Preferred Stock will pay a dividend at the rate of 7% per annum, payable in shares, upon conversion of the Convertible Preferred Stock into the Company's $0.01 par value Common Stock ("Common Stock"). These securities will be converted into shares of the Company's Common Stock on the earlier of the Company's next generation residential oven becoming generally available for delivery to consumers in the United States or March 31, 2002. The conversion rate of the Convertible Preferred Stock will be dependent upon the average closing price of the Company's Common Stock over a fixed period of time prior to the general availability of the Company's next generation residential oven to consumers in the United States. GRI has retained the right to purchase an additional 4,000 shares, under the same terms of the initial purchase of 21,000 shares, through August 31, 2000.

     Cash used during the first two quarters of 2000 and projected cash requirements for the balance of fiscal 2000 have exceeded the Company's original forecast, primarily as a result of the following:

     . The launch of the commercial counter top oven has been delayed by about three months from the date originally anticipated by the Company, resulting in a delay in the realization of revenues from sales in Europe and to the three-month deferral of the quarterly minimum royalty payments from Maytag.

     . Certain discretionary spending is being made to fund the development of the Company's Internet strategy, the TurboChef rapid cook iAppliance and certain marketing activities in support of Management's fundraising efforts in the forms of research and development sponsorships, strategic alliances and/or equity investments.

     . The Company is applying staff resources and funding in connection with the development of its Next Generation Oven. The Company anticipates that this oven will cook 40%-60% faster than its existing residential technologies, and may be manufactured at a substantially lower cost than its current embodiment.

Management continuously evaluates its liquidity position throughout the year. If at any time Management believes that incremental funding is not achievable, royalty payments from Maytag are not expected to be received according to schedule and/or sufficient incremental revenues are not realized, the Company would decrease discretionary spending and implement cost-cutting measures to ensure that cash flow from operations and financing facilities currently in place are sufficient to fund operations throughout fiscal 2000.

3)   Interim Condensed Financial Statements
     --------------------------------------

   The financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and have not been audited by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The December 31, 1999 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles ("GAAP"). The Company believes that other disclosures contained herein, when read in conjunction with the financial statements and notes included in the Company's Annual Report for the fiscal year ended December 31, 1999 on Form 10-K, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included in the aforementioned Form 10-K. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

   As stated in the Company's Form 8-K, filed with the SEC on June 12, 2000, and Form 8-K/A, filed with the SEC on June 26, 2000, the Company's independent public accountants for fiscal years 1998 and 1999, Arthur Andersen LLP, was disengaged. The Company's Board of Directors and Audit Committee is currently in the process of interviewing independent public accountants to serve as auditor for the Company for fiscal year 2000. Therefore, the Company does not, at this time, have an independent public accountant to review the financial statements contained in this Form 10Q, as required by Rule 10-01(d) of Regulation S-X and Regulation S-K.

   Basic net loss per common share is based on 15,728,423 and 15,071,893 weighted average shares outstanding for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999 basic net loss per common share is based on 15,474,613 and 14,874,827 weighted average shares outstanding, respectively. For both the three and six month periods ended June 30, 2000 and 1999, the Company did not report any incremental shares of potentially dilutive stock as their effect was anti-dilutive.

   The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Comprehensive Income, on January 1, 1998. This statement requires the Company to report comprehensive income and its components with the same prominence as other financial statements in its December 31, 1999 financial statements. Comprehensive income describes the total of all components of comprehensive income, including net income and other comprehensive income.
Other comprehensive income refers to all revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. For the six-month period ended June 30, 2000, comprehensive income was ($5,759,000) of which all ($5,759,000) was related to net loss. For the six-month period June 30, 1999, comprehensive income was ($2,053,000) of which ($4,275,000) was net loss and of which $2,222,000 was the change in net unrealized gain on marketable securities.

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

     The total compensation expense related to notes receivable from such employees and directors was $11,000 for the six months ended June 30, 2000.

5)   Derivative Financial Instruments
     --------------------------------

     As part of its strategic alliance efforts, the Company invested in equity securities of Maytag Corporation. These securities are subject to fluctuations from market value changes in stock prices. In connection with the Variable Stock Transaction (as defined in Note 6 hereof) and in order to mitigate market risk, the Company hedged its investment in Maytag securities by purchasing, on January 14, 1999, put options to sell the 293,846 shares of Maytag common stock owned by the Company. The purchase of the put options required an initial cash outlay (the "premium" amount) of $1.9 million. The premium will be amortized over three years, the life of the investment. The purchased put options protect the Company from a decline in the market value of the security below a minimum level of approximately $57.00 per share (the put "strike" price) on January 14, 2002. The total value of the put options at risk is equal to the unamortized premium, which was $971,000 as of June 30, 2000. The Company's purchased put options are accounted for as a hedge of its investment in the Company's Maytag stock in accordance with GAAP.

Hedge accounting under GAAP requires the following criteria to be met: (i) the item to be hedged is exposed to price risk, (ii) the options position reduces the price exposure, and (iii) the options position is designated as a hedge. No options have been purchased to cover the Company's investment in Maytag stock after January 14, 2002.

     At June 30, 2000, the market value of the Company's Maytag common stock was less than the strike price of the purchased put options. The net unrealized gain of approximately $5.9 million on the purchased put options is equal to the difference between the strike price of the options and the market value of the Maytag common stock as of June 30, 2000, and is recorded as an increase in accumulated other comprehensive income. The net unrealized gain on the pledged shares of approximately $4.8 million as of June 30, 2000 has been recorded as a reduction to the Company's long-term debt. The net unrealized gain of approximately $1.1 million on shares not pledged as of June 30, 2000 has been recorded as an increase in marketable securities available for sale.

     The Company could be exposed to losses related to the above financial instrument should its counterparty default. This risk is mitigated through credit monitoring procedures.

6)   Accrued Warranty and Upgrade Costs
     ----------------------------------

     On September 1, 1999, the Company entered into an agreement to upgrade and warranty 262 cooking systems installed for Whitbread PLC. The Company received approximately $1.4 million from Whitbread PLC to complete the upgrade and warranty the cooking systems for a three-year period, beginning in September 1999. The cooking system upgrades will include design changes that should substantially increase the life and durability of the cooking systems. The Company recorded a corresponding liability of $1.4 million representing the estimated cost of upgrade and warranty. The liability is reduced as services related to the upgrade and warranty are incurred. During 1999 and 2000, the Company accrued an additional $755,000 and $600,000, respectively, for expenses relating to the completion of the upgrade and remainder of the three-year warranty period. The cooking system upgrades were completed in February 2000. At this time, the Company believes that it has accrued expenses sufficient to cover the total cost of the upgrades and any charges arising during the three-year warranty period. The liability has been estimated and is subject to a high degree of judgement. There can be no assurance that future expenses incurred on the upgrade and three-year warranty will not have a material adverse effect upon the Company.

7)   Secured Borrowings
     ------------------

     In January 1999, the Company entered into an agreement with Banque AIG, London Branch (an affiliate of American International Group, Inc. ("AIG")). The AIG facility provides for the Company to pledge its Maytag shares in the form of a "Variable Stock Transaction" and to receive cash advances against the value of the Maytag shares. All advances mature on January 14, 2002. Interest is imputed at rates ranging from 5.8% to 8.0%. The Company may satisfy any outstanding obligation by surrendering Maytag shares equal to the number of pledged shares or with cash at any time up to and including January 14, 2002. The transaction allows the Company to benefit from the appreciation over $63.25 per share in the Maytag share price over the three-year period and provides down-side protection to the Company in the form of a purchased put option for the 293,846 shares of Maytag stock. The purchased put option establishes a minimum realizable value for the Maytag shares of approximately $57 per share.

     As of June 30, 2000, the Company had pledged 240,000 shares of the Maytag stock, receiving advances totaling $11.6 million from AIG. As of August 4, 2000, the Company had pledged 265,000 shares of the Maytag stock, receiving advances totaling $12.9 million. As of August 4, 2000, the Company has approximately $1.5 million in advances available through the AIG credit facility.

     In February 1999, the Company entered into a revolving credit agreement with its bank. The agreement was secured by 6,923 shares of Maytag common stock owned by the Company. The Company could borrow up to the lesser of $315,000 or 75% of the market value of the Maytag stock at the prime interest rate less 0.5%. This agreement expired in May 2000.

8)   Authoritative Pronouncements
     ----------------------------

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is now effective for fiscal years beginning after June 15, 2000. Previously, the Company would have had to adopt the Statement no later than January 1, 2000. Under the new guidelines, the Company will be required to adopt this Statement no later than January 1, 2001. SFAS No. 133 requires companies to report derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Under FASB 133, the Company's derivative investments would be marked to market on a quarterly basis and certain gains or losses would be recorded within the Company's Condensed Statements of Operations. On June 30, 2000, the fair market value of the Company's derivative instruments was $5,329,000.

     In December of 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. This SAB does not change any of the existing rules on revenue recognition. Rather, the SAB provides additional guidance for transactions not addressed by existing rules. The company is required to review its revenue recognition policies by the fourth quarter of fiscal year 2000 to determine that its recognition criteria is in compliance with the SAB interpretations. Any change in accounting principle required in order to comply with the SAB may be reported as cumulative catch-up adjustment at that time. The Company is currently reviewing its revenue recognition policies and does not feel that any change in accounting required would have a material impact on the Company's reported financial position, results of operations or cash flows.

     Additionally, the Company is evaluating the effects of FASB Interpretation 33, Accounting for Certain Transactions Involving Stock Options. The Company has not yet adopted or completed its assessment of this interpretation on its current practices.

9)   Subsequent Events
     -----------------

     In August 2000, the Company entered into an agreement with GRI, in which they purchased $2.1 million of the Company's $1.00 par value Series A Convertible Preferred Stock ("Convertible Preferred Stock") for $100.00 per share. The 21,000 shares of Convertible Preferred Stock will pay a dividend at the rate of 7% per annum, payable in shares, upon conversion of the Convertible Preferred Stock into the Company's $0.01 par value Common Stock ("Common Stock"). These securities will be converted into shares of the Company's Common Stock on the earlier of the Company's next generation residential oven becoming generally available for delivery to consumers in the United States or March 31, 2002. The conversion rate of the Convertible Preferred Stock will be dependent upon the average closing price of the Company's Common Stock over a fixed period of time prior to the general availability of the Company's next generation residential oven to consumers in the United States. GRI has retained the right to purchase an additional 4,000 shares, under the same terms of the initial purchase of 21,000 shares, through August 31, 2000.

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

     TurboChef Technologies, Inc. ("the Company") was incorporated on April 3, 1991. Prior to its name change in July 1998, the Company operated under the name TurboChef, Inc. The Company is a foodservice technology company engaged primarily in designing, developing and marketing high-speed cooking systems. The Company believes its primary markets are with both residential users and commercial foodservice operators throughout North America, Europe and Asia. Management believes that the Company operates in one primary business segment.

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

     The Maytag Alliance is ongoing, and provides for the opportunity to establish additional residential and commercial product development projects in the future. Accordingly, future revenues from the Alliance will depend upon the establishment of additional fee based research and development projects with Maytag, royalties from the successful commercialization and sales of the products that embody the Company's technologies, advances against those royalties, and any other appropriate consideration. However, the Maytag Alliance is cancelable by either party with 30 days prior written notice.

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

     In July 1999, the Company entered into a research and development agreement with GRI. Through this agreement, the Company has received $2,000,000 in funding for the development of gas fueled cooking platforms. In exchange for the funding, GRI received 50,000 warrants to purchase the Company's common stock and a defined percentage of the royalty that the Company receives on the sale of various European and North American commercial products developed by research and development efforts undertaken as a result of the GRI agreement. Such royalty payments terminate upon the cumulative payments of $4,000,000 to GRI.

     In August 2000, the Company entered into an agreement with GRI in which they purchased $2.1 million of the Company's Convertible Preferred Stock for $100.00 per share. The 21,000 shares of Convertible Preferred Stock will pay a dividend at the rate of 7% per annum, payable in shares, upon conversion of the Convertible Preferred Stock into the Company's Common Stock. These securities will be converted into shares of the Company's Common Stock on the earlier of the Company's next generation residential oven becoming generally available for delivery to consumers in the United States or March 31, 2002. The conversion rate of the Convertible Preferred Stock will be dependent upon the average closing price of the Company's Common Stock over a fixed period of time prior to the general availability of the Company's next generation residential oven to consumers in the United States. GRI has retained the right to purchase an additional 4,000 shares, under the same terms of the initial purchase of 21,000 shares, through August 31, 2000.

Results of Operations for the Quarter Ended June 30, 2000 Compared to the Quarter Ended June 30, 1999

     Revenues for the quarter ended June 30, 2000 were $502,000, compared to revenues of $1,352,000 for the quarter ended June 30, 1999. This decrease is primarily attributable to a decline in revenues from the direct sales of commercial cooking systems in Europe and North America. The decline in direct sales revenues in Europe is due to the Company's focus on sales of the new C3 cooking system. As a result of these efforts, the Company is currently in the process of installing over 330 units in Little Chef division of Granada PLC, the United Kingdom's largest food service company. The Company anticipates that this installation will be completed in October 2000. The decline in direct sales in North America is a result of the transition to a royalty arrangement with Maytag, as compared to the recognition of the full sales price as revenues during the comparable quarter of 1999.

     Cost of sales for the quarter ended June 30, 2000 were $446,000, a decrease of $651,000 when compared to $1,097,000 for cost of sales in the quarter ended June 30, 1999. This decrease is due to a reduction in direct cooking system sales in North America and Europe, partially offset by accrued expenses relating to the Company's three-year extended warranty program with a major customer in

Europe. The decrease in direct sales of commercial cooking systems in North America is due to the transition to a licensing arrangement with Maytag, resulting in the elimination of cost of sales for such units.

     Gross profit on direct cooking system sales for the quarter ended June 30, 2000 decreased $405,000 to ($7,000), when compared to gross profit on direct cooking system sales of $398,000 during the quarter ended June 30, 1999. This decrease is due primarily to the decrease in the number of direct sales of commercial cooking systems and a $30,000 charge for warranty expenses in Europe.

     Research and development expenses for the quarter ended June 30, 2000 increased $235,000, to $1,159,000, as compared to $924,000 for the quarter ended June 30, 1999. This increase is principally due to engineering and prototype expenses relating to the development of the Company's commercial counter top platforms (80%), pursuant to the commercial License Agreement. In addition, the Company has incurred prototype expenses relating to the Company's "next generation" residential cooking system and development expenses relating to the Company's Internet strategy.

     Selling, general and administrative expenses for the quarter ended June 30, 2000 increased $268,000, to $2,226,000 from comparable expenses of $1,958,000 for the quarter ended June 30, 1999. The increase over the quarter ending June 30, 1999 is primarily due to marketing costs associated with the Company's new commercial countertop platform, expansion of the Company's insurance coverage, principally in connection with the establishment of the Lloyds of London offensive and defensive patent insurance policies, increases in non-cash compensation expenses relating to stock option grants to former employees and the costs associated with the Company's ongoing efforts to develop international alliances and partnerships.

     Other expenses were $293,000 for the quarter ended June 30, 2000, compared to $183,000 for the quarter ended June 30, 1999. The increase in expense is primarily due to an increase in interest expense, related to the Company's long-term credit agreement.

Results of Operations for the Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

     Revenues for the six months ended June 30, 2000 was $2,739,000, compared to revenues of $3,051,000 for the six months ended June 30, 1999. This decrease is primarily attributable a decline in revenues from the direct sales of commercial cooking systems in Europe and North America. The decline in direct sales revenues in Europe is due to the Company's focus on new sales of the C3 commercial counter top platform. As a result of these efforts, the Company is currently in the process of installing over 330 units in Little Chef division of Granada PLC, the United Kingdom's largest food service company. The Company anticipates that this installation will be completed in October 2000. The decline in North American direct sales revenues is a result of the transition to a royalty arrangement with Maytag in North America, as compared to the recognition of the full sales price as revenues during the comparable six months of 1999. The decrease in direct sales revenues were partially offset by an increase in research and development fees pursuant to the commercial License Agreement with Maytag.

     Cost of sales for the six months ended June 30, 2000 were $1,016,000, a decrease of $595,000 when compared to $1,611,000 for cost of sales in the six months ended June 30, 1999. This decrease is principally due to a reduction in parts and commercial cooking sales in North America and Europe, partially offset by charges relating to the Company's three-year extended warranty program. The decrease in cost of direct sales of commercial cooking systems in North America is due to the transition to a licensing arrangement with Maytag.

     Gross profit on direct cooking system sales for the six months ended June 30, 2000 decreased $456,000 to $96,000, when compared to gross profit on direct cooking system sales of $552,000 during the six months ended June 30, 1999. The decrease was due to a decrease in commercial cooking system sales in Europe and the transition of the North American sales and marketing responsibilities to Maytag.

     Research and development expenses for the six months ended June 30, 2000 increased $930,000, to $2,623,000, as compared to $1,693,000 for the six months ended June 30, 1999. This increase was principally due to engineering and prototype expenses relating to the development of the Company's commercial counter top platforms (80%), pursuant to the commercial License Agreement. In addition, the Company has incurred prototype expenses relating to the Company's "next generation" residential cooking system and development expenses relating to the Company's Internet strategy.

     Selling, general and administrative expenses for the six months ended June 30, 2000 increased $701,000, to $4,385,000 from comparable expenses of $3,684,000 for the six months ended June 30, 1999. The increase over the six months ending June 30, 1999 is primarily due to marketing costs associated with the Company's new commercial countertop platform, expansion of the Company's insurance coverage, principally in connection with the establishment of the Lloyds of London offensive and defensive patent insurance policies, increases in non-cash compensation expenses relating to stock option grants to former employees and the costs associated with the Company's ongoing efforts to develop international alliances and partnerships.

     Other expenses were $476,000 for the six months ended June 30, 2000, compared to $338,000 for the six months ended June 30, 1999. The increase in expense is primarily due to an increase in interest expense, related to the Company's long-term credit agreement.

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

     Although the Company has historically incurred significant losses, the Company expects to generate future cash flows from the direct sale of its commercial cooking systems, royalties from the sale its commercial and residential cooking systems, license fees for the non-exclusive licensing of its technologies, research and development fees for product development and, as necessary and available, raising capital through future equity or debt financing. As previously discussed, the Company is currently dependent on a single company, Maytag Corporation, for its royalty revenues. Accordingly, future revenues from the Alliance will depend upon the establishment of additional fee based research and development projects with Maytag, royalties from the successful commercialization and sales of the products that embody the Company's technologies, advances against such royalties, and other potential revenue sources. However, if additional projects are not initiated with Maytag, the Alliance is canceled, or if revenues from cooking system sales, cash from its financing agreements and external financing is not sufficient, the Company may be required to revise its plan of operations, including a curtailment of expansion and or operations, product development activities and reduction of other general and administrative expenses. Furthermore, there is no assurance that the Company would be able to find alternative sources of funding which could have a significant adverse effect on the Company's current and future operations. However, management is confident that through sales of its commercial cooking systems, minimum royalties and current credit facilities, it will have adequate funding for further research and development throughout 2000.

     Cash used during the first two quarters of 2000 and projected cash requirements for the balance of fiscal 2000 have exceeded the Company's original forecast, primarily as a result of the following:

     . The launch of the commercial counter top oven has been delayed by about three months from the date originally anticipated by the Company, resulting in a delay in the realization of revenues from sales in Europe and to the three-month deferral of the quarterly minimum royalty payments from Maytag.

     . Certain discretionary spending is being made to fund the development of the Company's Internet strategy, the TurboChef rapid cook iAppliance and certain marketing activities in support of Management's fundraising efforts in the forms of research and development sponsorships, strategic alliances and/or equity investments.

     . The Company is applying staff resources and funding in connection with the development of its Next Generation Oven. The Company anticipates that this oven will cook 40%-60% faster than its existing residential technologies, and may be manufactured at a substantially lower cost than its current embodiment.

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

     Since October 1997, the Company's cash requirements have been met in part by Maytag. In accordance with the Maytag Alliance, the Company has been paid an aggregate of $10.5 million for technology transfer initiatives by the Company.

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

     The Maytag Alliance called for the mutual exchange of each company's stock with a value of approximately $10.0 million. In 1997, Maytag purchased 564,668 shares of the Company's common stock, and the Company purchased 293,846 shares of Maytag common stock. As of August 4, 2000, these securities had a market value of approximately $10.4 million.

     In July 1999, the Company entered into a research and development agreement with GRI. Through this agreement, the Company has received $2,000,000 in funding for the development of gas fueled cooking
platforms.   In exchange for the funding, GRI received warrants to purchase
50,000 shares of the Company's common stock and a percentage of the royalty that the Company receives on the sale of various commercial products containing technology developed from the GRI funding in North America and Europe. The maximum cumulative royalty that GRI will receive under this agreement is $4.0 million.

     In August 2000, the Company entered into an agreement with GRI in which they purchased $2.1 million of the Company's Convertible Preferred Stock for $100.00 per share. The 21,000 shares of Convertible Preferred Stock will pay a dividend at the rate of 7% per annum, payable in shares, upon conversion of the Convertible Preferred Stock into the Company's Common Stock. These securities will be converted into shares of the Company's Common Stock on the earlier of the Company's next generation residential oven becoming generally available for delivery to consumers in the United States or March 31, 2002. The conversion rate of the Convertible Preferred Stock will be dependent upon the average closing price of the Company's Common Stock over a fixed period of time prior to the general availability of the Company's next generation residential oven to consumers in the United States. GRI has retained the right to purchase an additional 4,000 shares, under the same terms of the initial purchase of 21,000 shares, through August 31, 2000.

     In January 1999, the Company entered into an agreement with Banque AIG, London Branch (an affiliate of American International Group, Inc. ("AIG")). The AIG facility provides for the Company to pledge its Maytag shares in the form of a "Variable Stock Transaction" and to receive cash advances against the value of the Maytag shares. All advances mature on January 14, 2002. Interest is imputed at rates ranging from 5.8% to 8.0%. The Company may satisfy any outstanding obligation by surrendering Maytag shares equal to the fair value of the obligation or with cash at any time up to and including January 14, 2002. The transaction allows the Company to benefit from the appreciation over $63.25 per share in the Maytag share price over the three-year period and provides down-side protection to the Company in the form of a purchased put option for the 293,846 shares of Maytag stock. The purchased put option establishes a minimum realizable value for the Maytag shares of approximately $57 per share.

     As of June 30, 2000, the Company had pledged 240,000 shares of the Maytag stock, receiving advances totaling $11.6 million from AIG. As of August 4, 2000, the Company had pledged 265,000 shares of the Maytag stock, receiving advances totaling $12.9 million. As of August 4, 2000, the Company has approximately $1.5 million in advances available through the AIG credit agreement.

     In February 1999, the Company entered into a revolving credit agreement with its bank. The agreement was secured by 6,923 shares of Maytag common stock owned by the Company. The Company could borrow up to the lesser of $315,000 or 75% of the market value of the Maytag stock at the prime interest rate less 0.5%. This agreement expired in May 2000.

     At June 30, 2000, the Company had working capital of $10,091,000 as compared to working capital of $14,484,000 at December 31, 1999. The $4,393,000 working capital decrease is primarily due to decreases in the fair value of the Company's pledged Maytag common stock and cash equivalents and operating losses incurred during the quarter.

     Cash used in operating activities was $4,977,000 for the six months ended June 30, 2000 as compared to cash used in operating activities of $3,173,000 for the six months ended June 30, 1999. The net loss in the first six months of 2000 included $1,118,000 of non-cash contributions to net loss, compared to $811,000 in 1999. Major factors leading to the increase in net cash used in operating activities for the six months ended June 30, 2000 was an increase in net loss ($1,486,000), increases in inventory ($588,000) and decreases in accrued expenses ($257,000). These were partially offset by an increase in non-cash expenses ($307,000) and decreases in accounts receivable ($327,000). Cash used in investing activities for the six months ended June 30, 2000 was $188,000, consisting of equipment and leasehold improvement purchases. Cash provided by financing activities was $3,760,000 for the six months ended June 30, 2000, which was principally obtained through long-term borrowings. At June 30, 2000, the Company had cash and cash equivalents of $523,000, compared to cash and cash equivalents of $1,928,000 at December 31, 1999.

Forward-Looking Statements

     The Company's future performance will be subject to a number of business factors, including those beyond the Company's control, such as economic downturns and evolving industry needs and preferences, as well as to the level of the Company's competition and the ability of the Company to successfully market its products and effectively monitor and control its costs. The Company believes that increases in revenues sufficient to offset its expenses could be derived from its currently proposed plans within the next 15 to 18 months, if such plans are successfully completed. These plans may include: (i) joint development and commercialization of residential and commercial products in North America through the Maytag Alliance, (ii) pursuit of strategic alliances and license agreements in major international markets, (iii) continued direct marketing to European restaurants, hotels, convenience stores and other foodservice operators, (iv) continued development of new hardware, software and food solutions for residential and commercial applications utilizing the Company's patented technologies, (v) the development of new foodservice technologies, and (vi) the development and execution of an Internet and connectivity strategy for both residential and commercial appliances including the filing of key business process patents. However, there can be no assurance that the Company will be able to successfully implement any of the foregoing plans, that either its revenues will increase or its rate of revenue growth will continue or that it will ever be able to achieve profitable operations.

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

               None

     Item 3.   Defaults Upon Senior Securities

               None

     Item 4.   Submission of Matters to a Vote of Security Holders

     No annual meetings were held during the period ending June 30, 2000. However, on July 12, 2000, the Annual Meeting of Stockholders of the Company was held in Dallas, Texas. At the Annual Meeting, the Company's stockholders elected five (5) individuals to serve as the Company's Board of Directors until the next Annual Meeting of the Stockholders and until their successors are elected and duly qualified. The table presented below indicates the number of votes cast in favor of the election of such persons as directors and the number of votes withheld. There were no broker non-votes cast at the annual meeting.

Name of Director                              Number of Votes For           Withheld Votes
----------------------------------------  ---------------------------  ------------------------
Marion H. Antonini                                  13,036,338                   694,076
Jeffery B. Bogatin                                  13,062,338                   668,076
Richard N. Caron                                    13,072,462                   657,952
Donald J. Gogel                                     13,144,319                   586,095
Sir Anthony Jolliffe                                13,134,378                   596,036

     In addition to the election of the Company's Board of Directors, the stockholders approved the following proposal at the Annual Meeting:

1. A proposal to amend the Company's 1994 Stock Option Plan, as amended, to increase the number of shares of Common Stock reserved for issuance under the plan by 1,000,000 shares. Aggregates of 7,932,805 shares were voted for this proposal, 865,139 shares voted against this proposal and 30,470 shares abstained.

Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 27: Financial Data Schedule (for SEC use only)

         (b)  Reports on Form 8-K

              A Form 8-K and Form 8-K/A were filed during the period ended June 30, 2000 under Item 4 to report the disengagment of the Company's former independent public accountant.

                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TURBOCHEF TECHNOLOGIES, INC.


                                       By: /s/ Marc Jacobson
                                          ----------------------------------
                                          Marc Jacobson
                                          Interim Chief Financial Officer
                                          (Duly Authorized Officer and
                                          Principal Financial Officer)


Dated August 14, 2000