Form 10-Q
period 2000-09-30
TURBOCHEF TECHNOLOGIES INC
filed 2000-11-14
CIK 916545

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                           _________________________
                                   Form 10-Q

         (Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                        For the Fiscal Quarter ended September 30, 2000
                                      OR
         [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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


              Registrant's telephone number, including area code:
                                (214) 379-6000
                           _________________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.


                                                  Number of Shares Outstanding
           Title of Each Class                        at November 3, 2000
           -------------------                        -------------------
     Common Stock, $0.01 Par Value                         15,728,423

================================================================================

                         TURBOCHEF TECHNOLOGIES, INC.

                               TABLE OF CONTENTS

Form 10-Q Item                                                                                     Page
--------------                                                                                     ----
Part I.    Financial Information

       Item 1.  Financial Statements

                Condensed Balance Sheets as of September 30, 2000 (unaudited) and
                December 31, 1999................................................................     3

                Unaudited Interim Condensed Statements of Operations for the
                three and nine months ended September 30, 2000 and 1999..........................     4

                Unaudited Interim Condensed Statements of Cash Flows for the
                nine months ended September 30, 2000 and 1999....................................     5

                Notes to the Interim Condensed Financial Statements..............................     6

       Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations........................................................    10

       Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......................    17

Part II.   Other Information

       Item 1.  Legal Proceedings................................................................    18

       Item 2.  Changes in Securities and Use of Proceeds........................................    18

       Item 3.  Defaults Upon Senior Securities..................................................    18

       Item 4.  Submission of Matters to a Vote of Security Holders..............................    18

       Item 5.  Other Information................................................................    19

       Item 6.  Exhibits and Reports on Form 8-K.................................................    19

                Signatures.......................................................................    20

                          TurboChef Technologies, Inc
                           Condensed Balance Sheets
                   (Amounts in Thousands, Except Share Data)


                                                                September 30,        December 31,
                                                              ------------------  ------------------
                                                                     2000                 1999
                                                                   --------             --------
                                                                 (Unaudited)
                       Assets
                       ------
Current assets:
 Cash and cash equivalents                                             $  1,714            $  1,928
 Marketable securities available for sale, at fair value                  1,642               7,335
 Accounts receivable, net                                                 2,179               1,280
 Inventories                                                                630                 252
 Prepaid expenses                                                           120                 209
                                                                       --------            --------
  Total current assets                                                    6,285              11,004
                                                                       --------            --------

Property and equipment:
 Leasehold improvements                                                     345                 315
 Furniture and fixtures                                                     736                 720
 Equipment                                                                  259                 518
                                                                       --------            --------
                                                                          1,340               1,553
 Less accumulated depreciation and amortization                            (622)               (822)
                                                                       --------            --------
  Net property and equipment                                                718                 731
                                                                       --------            --------

Marketable securities - pledged, at fair value                            8,314               7,920
Premium on purchased put option, net                                        809               1,295
Other assets                                                                 93                 119
                                                                       --------            --------
  Total assets                                                         $ 16,219            $ 21,069
                                                                       ========            ========

        Liabilities and Stockholders' Equity
        ------------------------------------

Current liabilities:
 Accounts payable                                                      $  1,264            $  1,000
 Accrued warranty & upgrade costs                                           786               1,069
 Accrued expenses                                                           973                 622
 Deferred revenue                                                         1,511               1,727
 Other                                                                        7                  22
                                                                       --------            --------
  Total current liabilities                                               4,541               4,440

 Long-term liabilities:
 Long-term debt                                                           6,108               6,406
 Accrued interest                                                           918                 372
                                                                       --------            --------
  Total long-term liabilities                                             7,026               6,778
                                                                       --------            --------
  Total liabilities                                                      11,567              11,218
                                                                       --------            --------
Commitments and contingencies                                                 -                   -

Stockholders' equity:
 Common stock, $0.01 par value. Authorized 50,000,000 shares.
    Issued and outstanding - 15,728,423 and 15,090,373 shares at
    September 30, 20000 and December 31, 1999, respectively                 157                 151
 Preferred stock,  Authorized 5,000,000 shares.                           2,100                   -
    Issued 21,000 and no shares at September 30, 2000 and
    and December 31, 1999, respectively
 Additional paid-in capital                                              35,826              34,119
 Accumulated deficit                                                    (37,387)            (30,010)
 Notes receivable from employees and directors                           (2,275)               (685)
 Accumulated other comprehensive income                                   6,682               6,727
 Treasury stock - at cost 32,130 shares in 2000 and 1999                   (451)               (451)
                                                                       --------            --------
  Total stockholders' equity                                              4,652               9,851
                                                                       --------            --------

Total liabilities and stockholders' equity                             $ 16,219            $ 21,069
                                                                       ========            ========

The accompanying footnotes are an integral part of these financial statements.

                         TurboChef Technologies, Inc.
             Unaudited Interim Condensed Statements of Operations
                   (Amounts in Thousands, Except Share Data)

                                                Three Months Ended            Nine Months Ended
                                                   September 30,                September 30,
                                                2000            1999         2000           1999
                                                ----            ----         ----           ----
Revenues:
  Product sales                              $     2,128  $       540      $     2,651   $     2,566
  Research and development fees                      115            -            2,315         1,025
  Royalties                                          463            -              478             -
                                             -----------  -----------      -----------   -----------
                      Total revenues               2,706          540            5,444         3,591
                                             -----------  -----------      -----------   -----------

Costs and expenses:
  Cost of goods sold                               1,824          392            2,840         2,002
  Research and development expenses                  649          940            2,966         2,633
  Selling, general and administrative              1,597        1,962            6,283         5,647
   expenses                                  -----------  -----------      -----------   -----------
                      Total costs and              4,070        3,294           12,089        10,282
                       expenses              -----------  -----------      -----------   -----------
                      Operating loss              (1,364)      (2,754)          (6,645)       (6,691)
                                             -----------  -----------      -----------   -----------


Other income (expense):
  Interest income                                     81           15              130            38
  Interest expense                                  (232)        (126)            (546)         (256)
  Dividend income                                     52           50              155           155
  Amortization of purchased put option              (162)        (162)            (486)         (486)
   premium
  Other income (expense)                               9          (38)              15           (50)
                                             -----------  -----------      -----------   -----------
                                                    (252)        (261)            (732)         (599)
                                             -----------  -----------      -----------   -----------

                      Net loss               $    (1,616) $    (3,015)     $    (7,377)  $    (7,290)
                                             ===========  ===========      ===========   ===========

Loss per common share - basic and diluted    $     (0.10) $     (0.20)     $     (0.47)  $     (0.49)
                                             ===========  ===========      ===========   ===========

 Weighted average number of common
    shares outstanding - basic and diluted    15,728,423   15,090,373       15,559,834    14,947,465
                                             ===========  ===========      ===========   ===========

The accompanying footnotes are an integral part of these financial statements.

                         TurboChef Technologies, Inc.
             Unaudited Interim Condensed Statements of Cash Flows
                            (Amounts in Thousands)

                                                                                   Nine Month Ended
                                                                                     September 30,
                                                                              2000                     1999
                                                                           -------                  -------
Cash flows from operating activities:
   Net loss                                                                $(7,377)                 $(7,290)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization                                         265                      411
         Amortization of premium on purchased put option                       486                      486
         Accrued preferred stock dividends                                     (20)                       -
         Unrealized foreign exchange loss                                      (45)                       -
         Non-cash compensation expense                                         180                       26
         Provision for doubtful accounts                                         -                       54
         Change in assets and liabilities:
            Increase in accounts receivable                                   (899)                     (23)
            Decrease (increase) in inventories                                (378)                     405
            Decrease (increase) in other assets                                105                     (174)
            Increase in accounts payable                                       264                      271
            Increase in accrued expenses                                        68                    1,294
            Decrease in deferred revenue                                      (216)                       -
            Decrease in other liabilities                                      (15)                     (55)
            Accrued interest                                                   546                      256
                                                                           -------                  -------
               Net cash used in operating activities                        (7,036)                  (4,339)
                                                                           -------                  -------
Cash flows from investing activities:
   Premium on purchased put option                                               -                   (1,943)
   Purchase of equipment and leasehold improvements                           (242)                    (395)
                                                                           -------                  -------
               Net cash used in investing activities                          (242)                  (2,338)
                                                                           -------                  -------
Cash flows from financing activities:
   Borrowings under long-term debt                                           5,001                    8,392
   Accrued interest on notes receivable from employees and directors           (81)                      (9)
   Proceeds from the issuance of preferred stock                             2,100                        -
   Proceeds from the exercise of stock options                                  44                       58
   Proceeds from the exercise of stock warrants                                  -                      392
   Proceeds from the issuance of warrants                                        -                      153
                                                                           -------                  -------
               Net cash provided by financing activities                     7,064                    8,986
                                                                           -------                  -------
Net increase (decrease) in cash and cash equivalents                          (214)                   2,309
Cash and cash equivalents at beginning of period                             1,928                      164
                                                                           -------                  -------
Cash and cash equivalents at end of period                                 $ 1,714                  $ 2,473
                                                                           =======                  =======

The accompanying footnotes are an integral part of these financial statements.

                         TURBOCHEF TECHNOLOGIES, INC.
                    Notes to Condensed Financial Statements
                                  (Unaudited)
                              September 30, 2000

1)   Basis of Presentation
     ---------------------

     TurboChef Technologies, Inc. ("the Company" or "TurboChef") was incorporated on April 3, 1991. TurboChef is a technology licensing company which designs, develops and licenses to third parties, the right to manufacture and distribute high-speed commercial and residential ovens that incorporate the Company's patented thermodynamic cooking technologies. The Company's technologies are a combination of high speed forced air that cooks food from the outside in, by browning the food and sealing in its natural juices, and with microwave energy that cooks the food from the inside out. Management believes that the Company operates in one primary services segment.

     The financial statements of the Company for the three and nine months ended September 30, 2000 and September 30, 1999, included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and have not been audited by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The December 31, 1999 balance sheet was derived from audited financial statements and notes included in the Company's Annual Report on Form 10K for the year ended December 31, 1999, but does not include all disclosures required by generally accepted accounting principles ("GAAP"). It is suggested that these financial statements be read in conjunction with the statements and notes included in the aforementioned Form 10-K. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

     Certain amounts in prior periods financial statements have been reclassified to conform to current year presentation.

     Basic net loss per common share is based on 15,728,423 and 15,090,373 weighted average shares outstanding for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999 basic net loss per common share is based on 15,559,834 and 14,947,465 weighted average shares outstanding, respectively. For both the three and nine month periods ended September 30, 2000 and 1999, the Company did not report any incremental shares of potentially dilutive stock as their effect was anti-dilutive.

2)   Liquidity
     ---------

     The Company anticipates that it will need to obtain additional sources of funding in order to continue its ongoing operations according to its current plans. Management believes that through sales of its commercial cooking systems, minimum royalties, technology transfer fees and the possibility of raising capital through debt and equity financing, the Company will have adequate funding for its continued operations and research and development efforts throughout 2001. However, if the Company is unable to obtain additional financing, it will have to curtail its current level of operations and research and development. No assurances can be made that the Company will actually obtain the necessary funding to finance its operations.

3)   Comprehensive Income
     --------------------

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Comprehensive Income, on January 1, 1998. This statement requires the Company to report comprehensive income and its components with the same prominence as other financial statements in its December 31, 1999 financial statements. Comprehensive income describes the total of all components of comprehensive income, including net income and other comprehensive income. Other comprehensive income refers to all revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. For the nine-month period ended September 30, 2000, comprehensive income was ($7,422,000) of which ($45,000) was related to the net unrealized foreign exchange loss and (7,377,000) was related to net loss. For the nine-month period September 30, 1999, comprehensive income was ($10,313,000) of which ($7,290,000) was net loss and of which ($3,023,000) was the change in net unrealized gain on marketable securities.

4)   Notes Receivable from Employees and Directors
     ---------------------------------------------

     In February and March 2000, the Company loaned an aggregate of $13,500 and $1,500,000 to two of its employees and one of its directors. The amount of $13,500 was used by such employees to exercise 9,000 stock options at an exercise price of $1.50 per share in February 2000. The amount of $1,500,000 was used by such director to exercise 600,000 stock options at an exercise price of $2.50 per share in March 2000. These transactions have been eliminated from the Unaudited Interim Condensed Statements of Cash Flows, as they were non-cash transactions. All such loans are full recourse and are secured by the underlying securities and the general assets of the respective borrower. Each loan has a term of five years and is payable, along with accrued interest in February and March 2005. The notes have been recorded as a reduction to Stockholders' Equity. The notes bear interest at a rate of 6.7%. The market rates of interest in February and March 2000 were 7.5%, based upon margin rates obtained through various discount brokers. The difference between interest earned by the Company on the notes and the market rate of interest has been recorded as compensation expense.

5)   Derivative Financial Instruments
     --------------------------------

     As part of its strategic alliance efforts, the Company invested in equity securities of Maytag Corporation ("Maytag"). These securities are subject to fluctuations from market value changes in stock prices. In connection with the Variable Stock Transaction (as defined in Note 6 hereof) and in order to mitigate market risk, the Company hedged its investment in Maytag securities by purchasing, on January 14, 1999, put options to sell the 293,846 shares of Maytag common stock owned by the Company. The purchase of the put options required an initial cash outlay (the "premium" amount) of $1.9 million. The premium is being amortized over three years, the life of the investment. The purchased put options protect the Company from a decline in the market value of the security below a minimum level of approximately $57.00 per share (the put "strike" price) on January 14, 2002. The total value of the put options at risk is equal to the unamortized premium, which was $809,000 as of September 30, 2000. The Company's purchased put options are accounted for as a hedge of its investment in the Company's Maytag stock in accordance with GAAP. Hedge accounting under GAAP requires the following criteria to be met: (i) the item to be hedged is exposed to price risk, (ii) the options position reduces the price exposure, and (iii) the options position is designated as a hedge. No options have been purchased to cover the Company's investment in Maytag stock after January 14, 2002.

     At September 30, 2000, the market value of the Company's Maytag common stock was less than the strike price of the purchased put options. The net unrealized gain of approximately $7.5 million on the purchased put options is equal to the difference between the strike price of the options and the market value of the Maytag common stock as of September 30, 2000, and is recorded as an increase in accumulated other comprehensive income. The net unrealized gain on the pledged shares under the "Variable Stock Transaction" of approximately $6.8 million as of September 30, 2000 has been recorded as a reduction to the Company's long-term debt. The net unrealized gain of approximately $0.7 million on shares not pledged as of September 30, 2000 has been recorded as an increase in marketable securities available for sale.

     The Company could be exposed to losses related to the above financial instrument should its counterparty default. The Company attempts to mitigate this risk through credit monitoring procedures.

     The derivative instrument and underlying marketable securities were sold on November 13, 2000. All gains and losses relating to this transaction will be recorded during the fourth quarter of 2000.

6)   Accrued Warranty and Upgrade Costs
     ----------------------------------

     On September 1, 1999, the Company entered into an agreement to upgrade and warranty 262 cooking systems installed for Whitbread PLC. The Company received approximately $1.4 million from Whitbread PLC to complete the upgrade and warranty the cooking systems for a three-year period, beginning in September 1999. The cooking system upgrades will include design changes that should substantially increase the life and durability of the cooking systems. The Company recorded a corresponding liability of $1.4 million representing the estimated cost of upgrade and warranty. The liability is reduced as services related to the upgrade and warranty are incurred. During 1999 and 2000, the Company accrued an additional $755,000 and $680,000, respectively, for expenses relating to the completion of the upgrade and remainder of the three-year warranty period. The cooking system upgrades were completed in February 2000. At this time, the Company believes that it has accrued expenses sufficient to cover the total cost of the upgrades and any charges arising during the three-year warranty period. The liability has been estimated and is subject to a high degree of judgement. There can be no assurance that future expenses incurred on the upgrade and three-year warranty will not have a material adverse effect upon the Company.

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

     As of September 30, 2000, the Company had pledged 265,000 shares of the Maytag stock, receiving advances totaling $12.9 million from AIG. As of November 3, 2000, the Company had pledged its remaining 28,846 shares of the Company's Maytag stock and received additional advances of $1.5 million. No additional funding is available to the Company under this borrowing arrangement.

     This borrowing facility was terminated on November 13, 2000.

8)   Equity Transactions and Long-Term Contracts
     -------------------------------------------

     In September 1997, the Company and Maytag entered into a "Strategic Alliance Agreement" ("Alliance") for the purpose of the development and commercialization of innovative products based on new technologies in the areas of heat transfer and thermodynamics. In connection with the Alliance, the Company issued 564,668 shares of common stock with an aggregate fair market value of approximately $10.0 million for 293,846 shares of Maytag common stock at the same aggregate market value. In November 1999, the Company announced a commercial License Agreement with Maytag. The Company received $3,525,000 in research and development fees during 1999 and $2,100,000 during the first half of 2000. Future revenues from the current Alliance projects will depend upon the successful commercialization of these products and the minimum royalty agreements associated with the commercial License Agreement.

     The Maytag Alliance is ongoing, and provides for the opportunity for the parties to establish additional residential and commercial product development projects in the future. Accordingly, future revenues from the Alliance will depend upon the establishment of additional fee based research and development projects with Maytag, royalties, if any, from the successful commercialization and sales of the products that embody the Company's technologies, advances against those royalties, and any other appropriate consideration. The Maytag Alliance is cancelable by either party with 30 days prior written notice.

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

          In August 2000, the Company entered into an agreement with the Gas Research Institute ("GRI") in which they purchased $2.1 million of the Company's Convertible Preferred Stock for $100.00 per share. The 21,000 shares of Convertible Preferred Stock carries a dividend of 7% per annum which is payable in common shares upon conversion of the Convertible Preferred Stock into the Company's common stock. These securities will be converted into shares of the Company's common stock on the earlier of the Company's next generation residential oven becoming generally available for delivery to consumers in the United States or March 31, 2002. The conversion rate of the Convertible Preferred Stock will be dependent upon the average closing price of the Company's common stock over a fixed period of time prior to the conversion date.

9)   Authoritative Pronouncements
     ----------------------------

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is now effective for all quarters of all fiscal years beginning after June 15, 2000. Previously, the Company would have had to adopt the Statement no later than January 1, 2000. Under the new guidelines, the Company will be required to adopt this Statement no later than January 1, 2001. SFAS No. 133 requires companies to report derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Under FASB 133 and as clarified by SFAS 138, the Company's derivative investments would be marked to market on a quarterly basis and certain gains or losses would be recorded within the Company's Condensed Statements of Operations. On September 30, 2000, the fair market value of the Company's derivative instruments was $3,625,000.

     In December of 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. This SAB does not change any of the existing rules on revenue recognition. Rather, the SAB provides additional guidance for transactions not addressed by existing rules. The Company is required to review its revenue recognition policies by the fourth quarter of fiscal year 2000 to determine that its recognition criteria is in compliance with the SAB interpretations. Any change in accounting principle required in order to comply with the SAB may be reported as a cumulative catch-up adjustment at that time. The Company is currently reviewing its revenue recognition policies and does not feel that any change in accounting required would have a material impact on the Company's reported financial position, results of operations or cash flows.

     Additionally, the Company is evaluating the effects of FASB Interpretation 44, Accounting for Certain Transactions Involving Stock Options. The Company has not yet adopted or completed its assessment of this interpretation on its current practices.

Item 2:  Management Discussion and Analysis of Financial Condition and Results
         ---------------------------------------------------------------------
         of Operations
         -------------

Forward-Looking Statements

     Certain statements contained in this section and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements and the Company's future financial performance will be subject to a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the segments of the foodservice industry served by the Company, the costs of product development, uncertainty regarding the Company's ability to successfully complete development of and market new products, possible product obsolescence, dependence on third-party manufacturers and suppliers, customer concentration, uncertainties with respect to customer preferences, possible economic downturns in the markets served by the Company which could adversely affect consumer spending, regulatory changes or developments, changes in tariffs or currency exchange rates that could impact the Company's ability to market and produce products overseas and other risks detailed in the Company's other filings made with the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "may", "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made.

General

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

     TurboChef Technologies, Inc. ("the Company" or "TurboChef") is a technology licensing company which designs, develops and licenses to third parties, the right to manufacture and distribute high-speed commercial and residential ovens that incorporate the Company's patented thermodynamic cooking technologies. The Company's technologies are a combination of high speed forced air that cooks food from the outside in, by browning the food and sealing in its natural juices, and with microwave energy that cooks the food from the inside out.

     These technologies employ proprietary hardware and software to "cook-to-order" a variety of food products at faster speeds and to quality standards comparable, and in many instances superior to, other conventional residential and commercial ovens currently available. The cooking systems use a microprocessor to control the cooking processes to ensure consistent quality. The microprocessor also creates the ability to communicate over computer networks and the Internet with other oven users, other Internet users and service personnel. Using TurboChef's computer controlled technology, home and commercial users can cook food faster than a microwave and to gourmet quality standards of a conventional oven, on a consistent basis.

     The Company's commercial products and technologies are in use by foodservice operators around the world. The latest version of the Company's commercial product, the C-3 commercial counter top, was recognized as the best innovative new product at the Hotelympia international foodservice show in London in February 2000. The C-3 is currently available for sale in continental Europe and the United Kingdom and cooks approximately 7 to 8 times faster than most commercially available cooking systems. Recently, the Company completed its delivery of over 340 C-3 ovens to the Little Chef chain of restaurants in the United Kingdom.

     The North American version of the Company's C-3 oven is the Accellis C-70. This oven is currently available through the Company's commercial market partner
G. S. Blodgett and sold under the Accellis brand name. The C-70 was awarded the Product of the Year award by the Electronic Foodservice Council in August 2000. Like the C-3, the C-70 also cooks 7 to 8 times faster than most commercially available cooking systems.

     The Company's current strategic alliance partner in North America, Maytag Corporation ("Maytag"), recently introduced the Company's high-speed cooking technologies to the US residential market, when it launched the Jenn-Air(R) Accellis(TM) 5XP wall oven. Currently, there are over 120 Jenn-Air Preferred Dealers authorized to sell the Accellis(TM) 5XP wall oven, and the Company was informed that orders are now being accepted from consumers for delivery in early 2001.

     The Company is currently developing its Next Generation Oven ("NGO"). When completed, management believes that the NGO can be manufactured at a cost lower than the current cost of the Jenn-

Air(R) Accellis(TM) 5XP. The prototype NGO ovens completed by the Company are embodied in a full size oven cavity, and may be sold as either a built in wall oven or a freestanding range. The prototype NGO ovens cook food 7 to 8 times faster than conventional ovens and can accommodate a 20+ pound turkey.

     The Company's strategy embraces the idea of including the "TurboChef" brand as an "ingredient brand" on each oven manufactured by multiple third parties. The strategy embraces the classic Business-to-Business Model, which includes creating multiple market partners who will distribute ovens manufactured directly by such market partner or those manufactured by other Original Equipment Manufacturers ("OEM's"). Thus, other than for direct commercial sales made to businesses by the Company's sales force in the United Kingdom, it is anticipated that the Company would not sell its products to end users. The Company expects to license its technologies to other businesses with well-established commercial and residential distribution channels.

     Several distributors are now authorized to sell commercial ovens that use the Company's patented technology. In North America and the Caribbean ("the Maytag Territories"), Maytag owns the exclusive right to sell these ovens. Electrolux owns the non-exclusive right to sell these ovens throughout the world, excluding the Maytag territories, and the United Kingdom. In the United Kingdom, the Company maintains its own sales force. In China, the Shandong Xiaoya Group is authorized to sell commercial ovens that it manufactures. Discussions are underway with other distributors in other territories to increase the number of organizations authorized to sell commercial ovens that use TurboChef's patented technology, but no assurance can be given that any such discussions will result in an agreement

     As a result of the explosion in the Internet and intelligent appliance innovation, the Company has also embarked on an internal development effort to couple the computer intelligence and cooking performance of the residential oven with the Internet. The Company's strategy is to provide lifestyle-changing benefits to consumers that make cooking, shopping and meal planning a less time consuming activity. The first stage of product development, a prototype appliance ("iAppliance") that couples the Company's rapid cook oven with a wireless web pad that provides connectivity to the Internet and intuitive touch screen controls for the oven, was first demonstrated by the Company in March 2000. There can be no assurances that the Company will be able to successfully commercially produce and market the iAppliance product.

Results of Operations for the Quarter Ended September 30, 2000 Compared to the Quarter Ended September 30, 1999

     Revenues for the quarter ended September 30, 2000 were $2,706,000, compared to revenues of $540,000 for the quarter ended September 30, 1999. This increase is primarily attributable to revenues from the direct sales of commercial cooking systems to the Little Chef division of Granada PLC in the amount of $1.9 million, the United Kingdom's largest food service company, and minimum royalties from Maytag in the amount of $463,000, according to the terms of the commercial License Agreement. For additional information regarding the commercial License Agreement, see "Liquidity and Capital Resources".

     Cost of sales for the quarter ended September 30, 2000 were $1,824,000, an increase of $1,432,000 when compared to $392,000 for cost of sales in the quarter ended September 30, 1999. The increase is principally due to the costs associated with the commercial cooking systems sold during the quarter ended September 30, 2000.

     Gross profit on product sales for the quarter ended September 30, 2000 increased $156,000 to $304,000, when compared to gross profit on product sales of $148,000 during the quarter ended September 30, 1999. This increase is due primarily to the increase in the number of direct sales of commercial cooking systems in Europe during the period.

     Research and development expenses for the quarter ended September 30, 2000 decreased $291,000, to $649,000, as compared to $940,000 for the quarter ended September 30, 1999. The decrease in research and development expense principally relates a reduction in payroll & related expenses of $149,000 and prototyping expenses of $122,000. These expenses were eliminated due to the substantial completion of the Company's C3/C70 commercial counter top cooking platform and related components.

     Selling, general and administrative expenses for the quarter ended September 30, 2000 decreased $365,000, to $1,597,000 from comparable expenses of $1,962,000 for the quarter ended September 30, 1999. The decrease from the quarter ending September 30, 1999 is primarily due to a decrease in labor and consulting expenses.

     Other income (expense) was ($252,000) for the quarter ended September 30, 2000, compared to ($261,000) for the quarter ended September 30, 1999.

Results of Operations for the Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

     Revenues for the nine months ended September 30, 2000 was $5,444,000, compared to revenues of $3,591,000 for the nine months ended September 30, 1999. This increase is primarily attributable to the increase in research and development revenues and minimum royalties received pursuant to the commercial License Agreement with Maytag. For additional information regarding the commercial License Agreement, see "Liquidity and Capital Resources".

     Cost of sales for the nine months ended September 30, 2000 were $2,840,000, an increase of $838,000 when compared to $2,002,000 for cost of sales in the nine months ended September 30, 1999. This increase is principally due to costs associated with the Company's Extended Warranty Program of $329,000 and the costs associated with the sales of C3 commercial cooking systems during the three months ended September 30, 2000.

     Gross profit (loss) on product sales for the nine months ended September 30, 2000 decreased $753,000 to ($189,000), when compared to gross profit on product sales of $564,000 during the nine months ended September 30, 1999. The decrease was principally due to increased costs associated with the Company's Extended Warranty Program in the amount of $530,000, partially offset by the profits obtained on the sale of C3 commercial cooking systems sold during the period.

     Research and development expenses for the nine months ended September 30, 2000 increased $333,000, to $2,966,000, as compared to $2,633,000 for the nine months ended September 30, 1999. The increase in research and development expense principally relates to an increase in prototyping expenses of $543,000, relating to the development of the Company's C3/C70 commercial counter top cooking platform and related components, and was partially offset by a reduction in payroll & related expenses of $101,000 and a reduction in depreciation expenses of $108,000. As of September 30, 2000, the C3/C70 commercial counter top cooking platform project and its related components were substantially completed.

     Selling, general and administrative expenses for the nine months ended September 30, 2000 increased $636,000, to $6,283,000 from comparable expenses of $5,647,000 for the nine months ended September 30, 1999. The increase over the nine months ending September 30, 1999 is primarily due to an increase in marketing costs associated with the Company's new C-3 commercial counter top platform of $533,000 and an increase in non-cash compensation charges relating to non-employee stock option grants of $154,000.

     Other income (expense) was ($732,000) for the nine months ended September 30, 2000, compared to ($599,000) for the nine months ended September 30, 1999. The increase in expense of $133,000 is primarily due to an increase in interest expense related to the Company's long-term credit agreement of $290,000, partially offset by an increase in interest income on cash balances of $92,000.

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

     The Company expects to generate future cash flows from the direct sale of its commercial cooking systems, royalties from the sale of its commercial and residential cooking systems, license fees for the non-exclusive licensing of its technologies, research and development fees for product development and, as necessary and available, raising capital through equity or debt financing. As previously discussed, the Company is currently dependent on a single company, Maytag Corporation, for its royalty revenues. Accordingly, future revenues from the Alliance will depend upon the establishment of additional fee based research and development projects with Maytag, royalties from the successful commercialization and sales of the products that embody the Company's technologies, advances against such royalties, and other potential revenue sources. However, if additional projects are not initiated with Maytag, the Alliance is canceled, or if revenues from cooking system sales, cash from its financing agreements and external financing is not sufficient, the Company may be required to revise its plan of operations, including a curtailment of expansion and or operations, product development activities and reduction of other general and administrative expenses. Furthermore, there is no assurance that the Company would be able to find alternative sources of funding which could have a significant adverse effect on the Company's current and future operations.

     The Company anticipates that it will need to obtain additional sources of funding in order to continue its ongoing operations according to its current plans. Management believes that through sales of its commercial cooking systems, minimum royalties, technology transfer fees and the possibility of raising capital through debt and equity financing, the Company will have adequate funding for its continued operations and research and development efforts throughout 2001. However, if the Company is unable to obtain additional financing, it will have to curtail its current level of operations and research and development. No assurances can be made that the Company will actually obtain the necessary funding to finance its operations.

     Cash used during the first three quarters of 2000 and projected cash requirements for the balance of fiscal 2000 have exceeded the Company's original forecast, primarily as a result of the following:

     . The launch of the commercial counter top oven has been delayed by about three months from the date originally anticipated by the Company, resulting in a delay in the realization of revenues from sales in Europe and to the three-month deferral of the quarterly minimum royalty payments from Maytag.

     . The Company is applying staff resources and funding in connection with the development of its Next Generation Oven. The prototype NGO's completed by the Company are embodied in a full size oven cavity, and may be sold as either a built in wall oven or a freestanding range. The prototype NGO ovens cook food 7 to 8 times faster than conventional ovens and can accommodate a 20+ pound turkey.

     . Certain funds are being applied to the development of the Company's Internet strategy, the TurboChef rapid cook iAppliance and certain marketing activities support of management's efforts to procure additional funding in the forms of research and development sponsorships, strategic alliances and/or equity investments.

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

     In August 2000, the Company entered into an agreement with the Gas Research Institute ("GRI") in which they purchased $2.1 million of the Company's Convertible Preferred Stock for $100.00 per share. The 21,000 shares of Convertible Preferred Stock carries a dividend of 7% per annum which is payable in common shares upon conversion of the Convertible Preferred Stock into the Company's common stock. These securities will be converted into shares of the Company's common stock on the earlier of the Company's next generation residential oven becoming generally available for delivery to consumers in the United States or March 31, 2002. The conversion rate of the Convertible Preferred Stock will be dependent upon the average closing price of the Company's common stock over a fixed period of time prior to the conversion date.

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

     As of September 30, 2000, the Company had pledged 265,000 shares of the Maytag stock, receiving advances totaling $12.9 million from AIG. As of November 3, 2000, the Company had pledged its remaining 28,846 shares of the Company's Maytag stock and received additional advances of $1.5 million. No additional funding is available to the Company under this borrowing arrangement.

     At September 30, 2000, the Company had working capital of $1,744,000 as compared to working capital of $6,564,000 at December 31, 1999. The $4,820,000 working capital decrease is primarily due to decreases in the fair value of the Company's Maytag common stock.

     Cash used in operating activities was $7,036,000 for the nine months ended September 30, 2000 as compared to cash used in operating activities of $4,339,000 for the nine months ended September 30, 1999. The net loss in the first nine months of 2000 included $1,412,000 of non-cash contributions to net loss, compared to $1,233,000 in 1999. Major factors leading to the increase in net cash used in operating activities for the nine months ended September 30, 2000 was an increase in accounts receivable of $876,000, an increase in inventories of $783,000 and a decrease in accrued expenses of $1,226,000. These were partially offset by a $146,000 decrease in depreciation and amortization from the prior period.

     Cash used in investing activities for the nine months ended September 30, 2000 was $242,000, compared to $2,338,000 in 1999. The investments during nine months ended September 30, 2000 related to the purchase of $106,000 of computers, equipment and improvements relating to the Company's ongoing research & development activities and $136,000 of computers, equipment and improvements for administrative and sales support.

     Cash provided by financing activities was $7,064,000 for the nine months ended September 30, 2000, compared to $8,986,000 for 1999. Financing activities for the nine months ended September 30, 2000, was principally due to $5,001,000 in borrowings under the Company's long-term credit facility and the issuance of $2,100,000 of preferred stock.

     At September 30, 2000, the Company had cash and cash equivalents of $1,714,000, compared to cash and cash equivalents of $1,928,000 at December 31, 1999.

     Management will continuously evaluate its liquidity position. If at that time management believes that incremental funding is not achievable, royalty payments from Maytag are not expected to be received according to schedule, sufficient incremental revenues are not realized and/or debt or equity financing is not available, the Company would consider decreasing non-core business spending and implement cost-cutting measures. However, without additional funding, it is unlikely the Company will be able to fund it current level of operations and, as a result, may have to significantly curtail its operations and research and development efforts. The Company anticipates that it will need to obtain additional sources of funding in order to continue its ongoing operations according to its current plans. Management believes that through sales of its commercial cooking systems, minimum royalties, technology transfer fees and the possibility of raising capital through debt and equity financing, the Company will have adequate funding for its continued operations and research and development efforts throughout 2001. However, if the Company is unable to obtain additional financing, it will have to curtail its current level of operations and research and development. No assurances can be made that the Company will actually obtain the necessary funding to finance its operations.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

     In January 1999, the Company invested approximately $1.9 million to purchase a "put option" that covered all of the Company's Maytag stock. The function of the put option is to guarantee a minimum value of the Company's Maytag stock for a three-year period. This put option is an integral part of the AIG credit facility as it established a minimum borrowing base from which the Company could draw upon from time to time. The market value of the put option will be based upon the current price of Maytag stock and the amount of time remaining on the option. The Company is currently amortizing this investment on a straight-line basis, over a three-year period. The maximum potential exposure that the Company has, with respect to the put option, is $1.9 million, the initial cost of the investment. For further information regarding the Company's credit facility see the "Liquidity and Capital Resources" and Note 5 of the "Notes to Condensed Financial Statements".

Part II.  Other Information

     Item 1.   Legal Proceedings

               None

     Item 2.   Changes in Securities and Use of Proceeds.

               In August 2000, the Company sold 21,000 shares of its Series A Convertible Preferred Stock at $100.00 per share to the Gas Research Institute in a private transaction that was exempt from the registration provisions of the Securities Act of 1933 under
               Section 4 (2) of the Securities Act.

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

    Name of Director            Number of Votes For        Withheld Votes
    ----------------            -------------------        --------------
    Marion H. Antonini               13,036,338                694,076
    Jeffery B. Bogatin               13,062,338                668,076
    Richard N. Caron                 13,072,462                657,952
    Donald J. Gogel                  13,144,319                586,095
    Sir Anthony Jolliffe             13,134,378                596,036

     In addition to the election of the Company's Board of Directors, the stockholders approved the following proposal at the Annual Meeting:

     1. A proposal to amend the Company's 1994 Stock Option Plan, as amended, to increase the number of shares of Common Stock reserved for issuance under the plan by 1,000,000 shares. Aggregates of 7,932,805 shares were voted for this proposal, 865,139 shares voted against this proposal and 30,470 shares abstained. There were 4,902,000 broker non-votes with respect to this proposal.

     Item 5.  Other Information

              None

     Item 6.  Exhibits and Reports on Form 8-K

              (a)  Exhibits

                   Exhibit 3.1: Amendment to Certificate of Incorporation - Certificate of Designation of Series A Convertible Preferred Stock

                   Exhibit 27:    Financial Data Schedule (for SEC use only)

              (b)  Reports on Form 8-K

                   A Form 8-K was filed on August 16, 2000, pursuant to Item 5, indicating the Company had secured a $2.1 million investment from the Gas Research Institute.

                   A Form 8-K was filed on October 23, 2000 under Item 4 to report the engagement of BDO Seidman, LLP as the Company's independent public accountant with respect to its fiscal year ending December 31, 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             TURBOCHEF TECHNOLOGIES, INC.


                                             By: /s/ Marc Jacobson
                                                ------------------

                                             Marc Jacobson
                                             Interim Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)


Dated November 14, 2000