Form 10-K
period 2000-12-31
TURBOCHEF TECHNOLOGIES INC
filed 2001-04-16
CIK 916545

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

     (Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Fiscal Year Ended December 31, 2000
                                      OR
     [_]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the transition period from
                          ___________ to ____________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [_]

Aggregate Market Value of voting stock held by non-affiliates of the Registrant at March 27, 2001: $16,007,890

     Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

                                                    Number of Shares Outstanding
              Title of Each Class                        at March 27, 2001
              -------------------                        -----------------
          Common Stock, $0.01 Par Value                     15,728,423
                           _________________________

================================================================================

                         TURBOCHEF TECHNOLOGIES, INC.
                               TABLE OF CONTENTS

Form 10-K Item                                                                                                       Page
--------------                                                                                                       ----
Part I.
                        Forward-looking Statements................................................................      2

          Item 1.       Business..................................................................................      2

          Item 2.       Properties................................................................................     14

          Item 3.       Legal Proceedings.........................................................................     14

          Item 4.       Submission of Matters to a Vote of Security Holders.......................................     14

Part II.
          Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters.....................     15

          Item 6.       Selected Financial Data...................................................................     16

          Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.....     17

          Item 7A.      Quantitative and Qualitative Disclosures about Market Risk ...............................     30

          Item 8.       Financial Statements and Supplementary Data...............................................     31

          Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......     31

Part III.
          Item 10.      Directors and Executive Officers of the Registrant........................................     32

          Item 11.      Executive Compensation....................................................................     33

          Item 12.      Security Ownership of Certain Beneficial Owners and Management............................     37

          Item 13.      Certain Relationships and Related Transactions............................................     39

Part IV.
          Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................     40

                        Signatures................................................................................     43

                                    Part I

Forward-looking Statements

     Certain statements in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of TurboChef Technologies, Inc. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the ability to obtain additional financing necessary to continue operations, the uncertainty of consumer acceptance of new products or technologies that may be offered by TurboChef, the need to hire and retain key personnel; relationships with and dependence on third-party equipment manufacturers and suppliers, uncertainties relating to business and economic conditions in markets in which the Company operates; uncertainties relating to customer plans and commitments; potential performance issues with suppliers; the highly competitive environment in which TurboChef operates; potential entry of new, well-capitalized competitors into the markets served by TurboChef; uncertainties inherent in international sales including foreign currency fluctuations; uncertainty regarding strategic relationships and alliances and ability to protect TurboChef's proprietary information. The words "believe," "expect," "anticipate," "intend," and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date of the statement was made. TurboChef undertakes no obligation to update any forward-looking statement.

Item 1.    Business
           --------

General

     TurboChef Technologies, Inc. ("TurboChef Technologies" or "the Company") is a technology development company engaged primarily in designing, developing and licensing its proprietary rapid cook technologies. The TurboChef rapid cook system employs proprietary hardware and software technologies to "cook-to-order" a variety of food products at faster speeds and to quality standards comparable, and in many instances superior to, other conventional residential and commercial ovens currently available.

     The Company's commercial products and technologies have been validated through utilization and extensive testing by both the Company and a variety of foodservice operators around the world. The Company's commercial rapid cook system, the C-3 commercial counter top, is smaller, less expensive and offers more features than its predecessor, the D model commercial rapid cook systems. The C-3 was recognized as the best innovative new product at the Hotelympia international foodservice show in London in February 2000.

     The Company launched the TurboChef C-3 counter top in the second quarter of 2000 with an initial sale to a fast food restaurant chain in the United Kingdom. More recently, in January 2001, the Company received two prestigious awards at the Horecava 2001 trade show in

Amsterdam. Horecava is Europe's premier food service trade show and is attended by over 50,000 people and 600 exhibitors associated with the European food service industry. The judges selected the TurboChef oven as the winner in the equipment category, as well as being selected as the winner of the gold medal award for innovation for the entire show.

     The Company intends to continue to build upon its core technology competency, expand its technology portfolio by developing other innovative products and increase market penetration through joint venture, strategic alliance and/or licensing arrangements with companies already engaged in the mass marketing and/or manufacture of foodservice products.

     The Company's commercial cooking systems employ the Company's proprietary cooking technologies to quickly, efficiently and evenly transfer, disperse and control the heat used in the cooking process. The Company's proprietary computerized control platform monitors the cooking process and automatically adjusts cook settings during the cooking cycle for optimum performance. These technologies provide foodservice operators the flexibility to "cook-to-order" a variety of food items at speeds which the Company believes are significantly faster than those permitted by conventional commercial ovens, grills, microwave ovens, and other currently available high-speed ovens, without sacrificing quality. For example, the commercial TurboChef system can cook an 18-ounce beef tenderloin in 3 minutes (versus 40-45 minutes in a conventional commercial oven), a 16-inch pizza in 3 minutes (versus 8-12 minutes) and a 7-ounce salmon fillet in 55 seconds (versus 8-10 minutes).

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

     In addition, the Company's rapid cook systems use a microprocessor to control the cooking processes to ensure consistent quality and it also has the ability to communicate with users and service personnel over computer networks and the Internet. As a result of the explosion in the Internet and intelligent appliance innovation, the Company has embarked on an internal development effort to couple the computer intelligence and cooking performance of the Company's proprietary rapid cook technologies with the Internet. The strategy behind this product development effort is to provide lifestyle-changing benefits to consumers that make cooking, shopping and meal planning a less time consuming activity.

Recent Developments

     Since entering into a Strategic Alliance, and related agreements with Maytag Corporation ("Maytag") in September 1997, the Company has received approximately $10.5 million in connection with product development and technology transfer fees (approximately 27%, 50% and 57% of total revenues for 2000, 1999 and 1998, respectively).

In January 2001, Maytag advised the Company that it was terminating distribution of its Accellis 5XP residential oven that incorporated TurboChef rapid cook technology. During the first quarter of 2001, Maytag took actions, which the Company believes resulted in termination of the Commercial Cooking Appliance Project Agreement ("CCAP") and associated License Agreement. As a result of these actions, both Maytag and the Company have filed claims under the arbitration provision of these agreements. One of the Company's claims is that, as a result of its termination of the agreement, Maytag is required to pay to the Company the remaining balance of minimum royalties that are due under the License Agreement of $5.25 million. Although the Company believes that it will prevail on its claims, the outcome of the arbitration proceeding is uncertain. The termination of the Maytag agreement could have a material adverse effect on the Company's financial position and results of operations. In addition, Maytag's actions have delayed the Company's ability to realize economic value from its rapid cook technologies. The Company intends in the future to seek to enter into non-exclusive distribution arrangements with multiple parties in an effort to lessen its reliance on any one single market partner.

     In March 2001, the Company raised $2,000,000 through the sale of its 8% Series B convertible preferred stock. The dividend on the preferred stock is payable, at the Company's option, in either cash or shares of common stock. The preferred stock is convertible to common stock at $1.00 per common share (representing the closing sale price of the common stock on the date of funding). In connection with this transaction, the Company also issued to the investor warrants to purchase an additional 1,000,000 shares of common stock at $1.20 per share. These warrants are exercisable in three equal annual installments, commencing one year from the date of issuance and expire in 2011.

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

     Newer cooking systems have begun to incorporate two or more of these conventional sources of energy. For example, some cooking systems employ microwaves and air impingement or microwave and halogen light. However, the Company does not believe that these systems provide the speed or the tangible quality results that are achieved in the TurboChef rapid cook systems. Additionally, the Company, working with the Massachusetts Institute of Technology staff, scientifically validated the TurboChef systems cooking characteristics in order to provide an independent, scientific basis for food quality and competitive product testing.

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

Other Products and Applications

     The presence of the microprocessor as an intrinsic element of the cooking system also gives TurboChef cooking systems a powerful tool to communicate with its users. For example, cooking programs can be downloaded via computer modem into the cooking system and the cooking system routinely monitors its own performance and diagnoses possible problems. To facilitate this process, for its commercial customers, the Company continues to develop, enhance and refine ChefComm(TM), a software that enables executive chefs of foodservice chains to program the cooking systems centrally. Thus, for most foodservice chains, the use of this system can provide a higher level of cooking quality than is currently possible. Planned enhancements to ChefComm(TM), are expected improve oven reliability -- a critically important foodservice need. The Company is also engaged in hardware and software development that is intended to enable the TurboChef rapid cook system to leverage the Internet to further enhance and simplify the cooking process. The Company intends to develop an open platform system that is expected to enable its rapid cook system to communicate with other appliances and computers, enabling users to better utilize the system's communications capabilities and Internet connectivity.

Opportunities and Strategy

     The Company believes that its long-term success is dependent upon the successful commercialization of its cooking technologies in commercial and residential products, upon leveraging its core competencies of developing new innovative technologies and adding value to the consumer by enhancing these technologies with Internet connectivity. The Company intends to pursue both residential and commercial rapid cook opportunities nationally and internationally, with the North American market as the launching point. The Company's market research revealed that "time" and "quality" are two of the most important considerations taken into account for food preparation, the Company believes that its patented cooking technologies are well suited for adoption in both the residential and commercial kitchens.

     The Company's Next Generation Oven ("NGO") residential oven is expected to reduce cooking times to as little as one-eighth of traditional cook times. For example, a three-pound whole chicken can be cooked to perfection in 10 minutes, a task that typically takes 1 hour and 15 minutes in a conventional oven. With this speed in cooking it will enable the preparation of quality meals at the spur of the moment. More importantly, the cooking system will bake, roast, broil, brown and crisp while maintaining nutrition, taste, texture and appearance that the Company believes is comparable, or better than food cooked in conventional ovens.

     Similarly, the commercial foodservice market continues to experience rising real estate costs, increased food product costs and intense competition. These factors have forced many commercial foodservice operators to rethink their operations and become more efficient and cost effective in their food preparation. While many operators have initiated cost saving mechanisms in their kitchens, their available options have been somewhat limited. The Company believes that its patented technologies not only provide operators the opportunity to achieve operating cost savings (i.e., energy, ventilation, food waste and labor), but enables operators to produce quality meals in less time from a smaller, more efficient and less labor intensive kitchen.

       TurboChef also believes that it is in a position to benefit from the evolution from a `PC-based' technology standard to a `PC-plus' platform of on-demand information access. The iAppliance application of TurboChef's cooking technology represents a paradigm shift in the value of kitchen appliances, and the Company believes that its web enabled, rapid-cook oven will elicit `want-in' versus `wear-out' consumer demand and open many new avenues for product and service revenues. The Company also believes that this `next generation' product should reach a broader market, than existing products, through an open-platform system supported by low-cost, high-volume OEM and branded OEM partners and that its technologies may attract interest from both major international food manufacturers trying to participate in the new economy and supermarkets seeking new ways to capitalize on changes in the home meal replacement industry.

Strategy

       The Company intends to continue its stated strategy of growing through partnerships. The Company has targeted four primary partnership strategies that it believes are essential to the success of the Company.

1.   Market partners - The Company seeks to leverage the marketing and
     ---------------
     distribution capabilities of large appliance and consumer electronics manufacturers to broadly distribute the Company's rapid cook technologies worldwide. By entering into licensing, joint venture and marketing alliances, the Company believes that it can realize the distribution of its technologies without having to incur the huge costs generally associated with this process. The Company believes that this is the best approach to achieve broad acceptance of its technologies and to achieve the Company's objective of becoming the dominant rapid cook platform in this newly emerging cooking category.

     The Company is seeking to expand its market partners in North America on a non-exclusive basis. The Company also intends to extend its current "C" model cooking system into a single phase and three phase electric powered units. Additionally, the Company is seeking additional funding to build upon prior investments made by the Gas Research Institute to commercialize a natural gas fueled version of its "C" model oven. The Company believes that a multiple partner, non-exclusive distribution strategy will be the most effective strategy to protect the Company from over reliance on any one single market partner.

2.   Manufacturing partners - In the second quarter of 2000, the Company
     ----------------------
     established a manufacturing venture with Shandong Xiaoya Group in China. The Company expects that the Shandong Xiaoya Group will be producing the "C" model commercial cooking system in the second quarter of 2001. The Company is actively seeking other partnerships with large original equipment manufacturers ("OEM's") and appliance manufacturers to set up high volume, low cost, manufacturing facilities for components and/or entire systems, so that turnkey packages can be offered to marketing partners. These partnerships are expected to enable the Company to consolidate manufacturing efforts, thereby providing economies of scale for potential market partners that may not have appliance manufacturing facilities of their own. This strategy should enable the Company to expand its channels to market and create a wider distribution of the TurboChef rapid cook technologies. The strategy of deploying a high quality low cost OEM to provide centralized manufacturing combined with non-exclusive distribution has been received positively by existing manufactures and appliance distributors.

3.   Technology partners - The Company continues to seek out potential partners
     -------------------
     that have expertise, competencies and knowledge in particular areas, which may complement the Company's technology offerings. The Company believes that such partnerships could help to facilitate improvements to the Company's core technologies, reduce manufacturing costs and expedite time to market. Examples of these partners include the Gas Research Institute, with whom the Company has a cooperative agreement to develop natural gas fueled versions of TurboChef's rapid cook system for residential and commercial markets. The Company is also working with the Massachusetts Institute of Technology staff to scientifically quantify and validate the performance characteristics of the Company's cooking technologies.

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

A strategic synopsis by region is as follows:

       North America: As a result of the termination of its relationship with
       -------------
Maytag during the first quarter of 2001, the Company believes that entering into non-exclusive distribution agreements with multiple partners will be the most effective means of achieving distribution of the Company's "C" model cooking system, as well as protecting the Company from over reliance on any one single market partner. The Company is seeking, but has not yet obtained distribution partners to replace the sales and marketing functions previously provided by Maytag.

     Europe: Direct marketing efforts utilizing a consultative selling program
     ------
have been established and implemented in the United Kingdom, in part, by leveraging the existing brand equity and reputation gained from the placement of over 450 D-model cooking systems with Whitbread PLC ("Whitbread"). To date the Company has an installed base of D-model units of approximately 1,100. In addition, the Company sold 350 units of its C-3 rapid cook system, which replaced the D-model, to a fast food restaurant chain in the United Kingdom in the third quarter of 2000. As of December 31, 2000 the Company's install base of C-3 units was approximately 400 units.

     The C-3 was awarded a gold medal for best innovative new product at the Hotelympia foodservice show, held in London during February 2000. The Company won this prestigious award while in competition against some of the top foodservice companies in the world. More recently, in January 2001, the Company received two prestigious awards at the Horecava 2001 trade show in Amsterdam. Horecava is Europe's premier food service trade show and is attended by over 50,000 people and 600 exhibitors associated with the European food service industry. The judges selected the TurboChef oven as the winner in the equipment category, as well as being selected as the winner of the gold medal award for innovation for the entire show.

     The Company intends to expand the direct marketing efforts for commercial rapid cook systems. The Company is currently seeking distributors and dealers to market and distribute the Company's C-3 next generation rapid cook systems in Europe. The Company will continue its efforts to attract additional partners and pursue alliances in this region to ensure the broadest possible availability of its technologies throughout this region.

     Asia: The Company has initiated missionary marketing efforts in Asia and
     ----
intends to gather data from such beta test sites and incorporate such information into future generations of the Company's technologies. During 2000, the Company entered into a manufacturing arrangement in Asia for production of its commercial counter top model. The Company expects that the Shandong Xiaoya Group will be producing the "C" model commercial cooking system in the second quarter of 2001.

Production and Supply

     In the second quarter of 2000, the Company established a manufacturing venture with Shandong Xiaoya Group in China. The Company expects that the Shandong Xiaoya Group will be producing the "C" model commercial cooking system in the second quarter of 2001. The agreement may be terminated by the Shandong Xiaoya Group or the Company with thirty days written notice. Under this agreement, the Company is required to purchase a minimum of 500 "C" model cooking systems during fiscal 2001.

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

     The Company's manufacturing cycle, which is the period from the execution of a purchase order until actual shipment of the product to the customer, generally ranges from two to six weeks for small volume cooking system sales and up to one or two months longer for initial shipments to commence under large multi-unit purchase contracts. Pursuant to the Company's warranty policy, the Company will accept the return of a cooking system if the cooking system does not perform according to product specifications, within one year of the date of purchase. For certain potentially large customers, who wish to test and evaluate a cooking system prior to purchase, the Company occasionally offers one or more units at a reduced price for such evaluation.

Research and Development

     During the years ended December 31, 2000, 1999, and 1998, the Company incurred costs related to research and development activities in the amounts of $3,731,000, $4,092,000 and $2,311,000, respectively, substantially all of which was from third parties. It is the intention of the Company to continue to invest in the continued development of its core technologies and related applications to the extent needed to establish them as a major world wide cooking platform. In particular, in the area of cooking, the Company plans to continue improving the performance of its commercial system that embodies the core technologies in a broader range of cooking appliances. After the Company completed the development of its first residential cooking system it began to develop other residential embodiments of its cooking technologies. In addition, the Company plans to develop and enhance a range of software products for residential and commercial kitchens to enable users to extract more value from their cooking systems and achieve new levels of communication and connectivity through the Internet.

Competition

     The commercial cooking and warming segment of the foodservice equipment market is characterized by intense competition. The Company competes with numerous well-established manufacturers and suppliers of conventional commercial ovens, grills and fryers (including those that cook through the use of conduction, convection, induction, air impingement, infrared, halogen and/or microwave heating methods). In addition, the Company is aware of others who are developing, and in some cases have introduced, commercial ovens based on high-speed heating methods and technologies. Most of the Company's competitors possess substantially greater financial, marketing, personnel and other resources than TurboChef Technologies and have established reputations relating to the development, manufacture, marketing and service of cooking equipment. Among the Company's major competitors in the cooking and warming segment of the foodservice equipment market are: The Middleby Corporation and certain of its subsidiaries; the commercial foodservice equipment division of Welbilt Corporation, including, Lincoln Foodservice Products, Inc. and MerryChef; Quadlux, Inc.; Vulcan-Hart Corporation, a subsidiary of Premark International, Inc.; Groen, Inc., a subsidiary of Dover Corporation; Amana Fujimak and Energyst (a technology licensing company).

     The competitive activity has also increased in the emerging residential rapid cook sector, and there can be no assurance that other companies with greater financial resources and expertise will not attempt to develop or are currently developing functionally competitive products that may become available in the near future. Certain competitors have already introduced products into the rapid cook sector, including; the General Electric Advantium (utilizing microwave and halogen light technology), the Quadlux Flashbake wall oven (utilizing infrared and invisible light technology), the Whirlpool Speedcook wall oven (utilizing convection, microwave and halogen light technology) and the Amana Lightwave (utilizing microwave and infrared light technology). In addition, other competitive products are scheduled to be launched in the near future including the Thermador Jetdirect (utilizing microwave and air impingement) and the General Electric wall oven (utilizing microwave and halogen light technology). Although the Company is not aware of any competitive products, either being marketed or under development, which it believes are functionally equivalent to the TurboChef cooking system (i.e., that have the similar computer capabilities, that can produce the variety of food items, cooked to the same high quality standards, at the same speeds), there can be no assurance that other companies with greater financial resources will not attempt to develop functionally equivalent competitive products in the near future.

Regulation and Accreditation

     The Company is subject to regulations administered by various federal, state, local and international authorities, such as the United States Food and Drug Administration, the Federal Communication Commission, the European Community Council and the Japanese Government's Ministry of International Trade
(MITI) (including those regulations limiting radiated emissions from the Company's cooking system products), which impose significant compliance burdens on the Company. Failure to comply with these regulatory requirements may subject the Company to civil and criminal sanctions and penalties. While the Company believes that its products are in compliance in all material respects with all material laws and regulations applicable to the Company and such products, there can be no assurance of such compliance. The Company tests, from time to time, the cooking systems in order to confirm continued compliance with applicable regulatory requirements. Management believes that compliance with these laws and regulations will not require substantial capital expenditures or have a material adverse effect on the Company's future operations.

     New legislation and regulations, as well as revisions to existing laws and regulations (at the federal, state and local levels, in the United States and/or in foreign markets) affecting the foodservice equipment and residential appliance industries may be proposed in the future. Such proposals could affect the Company's operations, result in material capital expenditures, affect the marketability of the Company's existing products and technologies and/or could limit or create opportunities for the Company with respect to modifications of its existing products or with respect to its new or proposed products or technologies. In addition, an expanded level of operations of the Company in the future could require the Company to modify or alter its methods of operation at costs, which could be substantial and could subject the Company to increased regulation, and expansion of the Company's operations into additional foreign markets may require the Company to comply with additional regulatory requirements.

     The Company has received certification from Underwriter's Laboratories, Inc. ("UL(R)") as to compliance of the Company's model "C" and "D" TurboChef cooking systems with applicable UL(R) requirements relating to product safety accreditation standards and with the applicable requirements of the National Sanitation Federation ("NSF") relating to cleanability and sanitation accreditation standards. UL(R) and NSF are agencies which have established certain standards for a variety of categorized products and can be engaged to inspect a manufacturer's products for compliance with the applicable standards. Certification by each agency authorizes the marking of any such product with the agency's labels, which indicates that the product is approved by the agency for such use. Such certifications, which require periodic renewal, only represent compliance with established standards and are not legally required. However, failure by the Company to comply with these accreditation standards in the future could have a material adverse effect on the Company's marketing efforts. In addition, the Company has met the requirements necessary to apply the "CE" mark (which indicates compliance with the European Community Council directive relating to electromagnetic compatibility and low voltage) to its C and D Model TurboChef cooking systems. As an equipment manufacturer, the Company is allowed to "self-certify" compliance with this directive and has a third party attest to the results. The Company is required by law to meet this European Community Council directive in order to apply the "CE" mark and thereby sell its cooking systems in the European Union.

Warranty and Service

     The Company generally offers to purchasers a one-year limited warranty covering the TurboChef cooking system's workmanship and materials, during which period the Company or its authorized service representative will make repairs and replace parts which become defective due to normal use. There can be no assurance that future expenses incurred on the one-year warranty will not have a material adverse effect upon the Company.

     The Company did allow the purchase of an extended warranty program for a particular customer during 1999 and 1998, which covered units that were older than one year. The Company recorded revenues of $201,000 and $417,000 in 1999 and 1998, respectively, for this extended warranty program. The costs associated with this extended warranty program in excess of revenues were $150,000 and $462,000 for the years ended December 31, 1999 and 1998, respectively. The results of research associated with the extended warranty program coupled with research findings from the Company's accelerated life cycle testing facility have lead to design improvements that should improve both the durability and reliability of the Company's products and will be incorporated into future products. The above extended warranty program was completed in 1999.

     On September 1, 1999, the Company entered into an agreement to upgrade and warranty 262 cooking systems installed with Whitbread. The Company received approximately $1.4 million from Whitbread to complete the upgrade and warranty the cooking systems for a three-year period, beginning in September 1999. The cooking system upgrades include design changes that should substantially increase the life and durability of the cooking systems and were completed in February 2000. The $1.4 million has been used to offset expenses relating to the upgrade and warranty as incurred. During 2000 and 1999, the Company accrued an additional $985,000 and $755,000, respectively, for expenses in excess of payments from Whitbread, relating to the completion of the upgrade and remainder of the warranty period. At this time, the Company believes that it has accrued expenses sufficient to cover the total cost of the upgrades and any charges arising during the three-year warranty period. However, there can be no assurance that future expenses incurred on the upgrade and three-year warranty will not have a material adverse effect upon the Company.

     In those areas where TurboChef cooking systems are located, the Company has established relationships with independent factory authorized service representatives who provide installation and repair services and carry a parts inventory. The Company expects its market partners to establish parts and service capabilities in the markets in which they sell TurboChef licensed products.

Insurance

     The Company is engaged in a business which could expose it to possible liability claims from others, including from foodservice operators and their staffs, as well as from consumers, for personal injury or property damage due to design or manufacturing defects of the Company's products or otherwise. The Company maintains a general liability insurance policy, which the Company believes is adequate coverage for the type of products currently marketed. In addition, the Company believes that its third party manufacturer currently maintains similar levels of liability insurance. No assurance can be given that the Company's insurance coverage will be adequate to cover every claim against the Company.

Patents and Proprietary Rights

     The Company holds nine United States patents that cover certain fundamental aspects of the Company's rapid cook technologies. Additionally, the Company has received notification from the U.S. Patent and Trademark Office that another patent application covering fundamental new aspects of the Company's residential rapid cook technology has been allowed. The Company has pending patent applications or patents corresponding to one or more of these United States patents filed in at least seven countries (including the various countries of the European Patent Convention). These United States patents expire between 2011-2018. The

Company further holds one pending United States patent application on a vent catalytic converter for use in such rapid cook technologies and patent applications covering other aspects of the Company's rapid cook technology. The Company also holds one United States patent relating to the Company's "par-baked" pizza dough setting technology, which patent expires in 2014. The patent laws of other countries may differ from those of the United States as to the patentability of the Company's technologies and products and the degree of protection afforded. The Company believes that its patents and patent applications provide it with a competitive advantage. Accordingly, in the event the Company's products and technologies gain market acceptance, patent protection would be important to the Company's business. There can be no assurance as to the breadth or degree of protection which existing or future patents, if any, may afford the Company, or that any patent applications will result in issued patents, or that the Company's patent rights will be upheld if challenged, or that competitors will not develop similar or superior methods or products outside the protection of any patents issued to the Company.

     There is rapid technological development in the Company's markets with concurrent extensive patent filings and a rapid rate of issuance of new patents. Although the Company believes that its technologies have been independently developed and do not infringe the patents or intellectual property rights of others, certain components of the Company's products could infringe patents, either existing or which may be issued in the future, in which event the Company may be required to modify its designs or obtain a license. No assurance can be given that the Company will be able to do so in a timely manner or upon acceptable terms and conditions; and the failure to do either of the foregoing could have a material adverse effect upon the Company's business.

     The Company believes that product and brand name recognition is an important competitive factor in the foodservice equipment industry. Accordingly, the Company promotes the TurboChef(R) name in connection with its marketing activities. The Company holds a United States trademark for the TurboChef(R) name and also a United States Trademark for TurboChef Technologies, Inc(R).

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

Employees

     As of March 27, 2001, the Company employed 28 persons, all of whom are full-time employees, including one executive officer and four senior managers. Of its employees, ten are engaged in technological development, seven in administration, and eleven in sales, marketing, and customer service. None of the Company's employees are represented by labor unions. The Company considers its relations with its employees to be good.

Item 2    Properties
          ----------

     The Company owns no real estate. The Company leases approximately 18,600 square feet of space at 10500 Metric Drive, Dallas, Texas, which it uses for executive offices, technology development, limited assembly and other purposes, under a lease agreement, which expires on January 31, 2002. The annual base rental expense on this property is $152,000.

     The Company leases approximately 1,000 square feet of general office space at 660 Madison Avenue, New York, New York, pursuant to a lease that is scheduled to expire on December 31, 2002. The annual base rental expense on this property is $189,000.

     The Company leases approximately 1,000 square feet of general office space in the Cranfield Innovation Centre, in Cranfield, U.K. In addition, the Company occupies approximately 1,000 square feet of office space, which is used as a training facility, in Bedfordshire, U.K., pursuant to a month-to-month lease. The annual base rental expense on this property is $34,000.

     The Company believes that its facilities are generally well maintained, in good operating condition and adequate for its current needs.

Item 3    Legal Proceedings
          -----------------

     During the first quarter of 2001, the Company and Maytag filed its Notice of Claim of Arbitration, as provided for under the CCAP and related License Agreement. Maytag has claimed that the Company has breached the CCAP and related License Agreement, and is seeking to recover damages of approximately $4.2 million. One of the Company's claims is that, as a result of its termination of the commercial License Agreement, Maytag is required to pay to the Company the remaining balance of minimum royalties that are due of $5.25 million. The Company believes that it will prevail on its claims, and expects the arbitration to be complete prior to the end of fiscal 2001. Although the Company believes that it will prevail on its claims, the outcome of the arbitration proceeding is uncertain. In any event, even if the Company was to receive the balance of the royalties it claims are owed to it, the termination of the Maytag agreements could have a material adverse effect on the Company's financial position and results of operations. Since the outcome of the arbitration proceeding is uncertain, no adjustments have been made to the financial statements.

Item 4    Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     None.

                                    Part II

Item 5    Market for Registrant's Common Equity and Related Stockholder Matters
          ---------------------------------------------------------------------

     The Company's common stock traded on the NASDAQ SmallCap Market under the symbol "TRBO" from the Company's initial public offering in April 1994 until February 1999. On March 1, 1999, the Company's stock began trading on the NASDAQ National Market. The following table sets forth the high and low bid quotations for the common stock for the periods indicated as reported by NASDAQ Small Cap Market and the NASDAQ National Market, as applicable. The per share quotations represent inter-dealer prices without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


                               Per Share Price
                               ---------------
     Period                    High        Low
     ------                    ----        ---

Fiscal Year 2000
----------------

     First Quarter            $10.18      $5.37

     Second Quarter           $ 6.87      $3.63

     Third Quarter            $ 5.21      $2.28

     Fourth Quarter           $ 5.09      $1.25


Fiscal Year 1999
-----------------

     First Quarter            $13.88      $8.75

     Second Quarter           $12.88      $7.63

     Third Quarter            $ 9.94      $4.50

     Fourth Quarter           $ 8.94      $3.63


     As of March 27, 2001, there were approximately 133 shareholders of record of the Company's common stock. In addition, the Company believes that there are approximately 3,475 shareholders whose shares are held in "street name".

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

Item 6    Selected Financial Data
          -----------------------

     The following selected financial data for each of the fiscal years ended December 31, 2000, 1999 and 1998 has been derived from the Company's audited financial statements, and should be read in conjunction with those statements, which are included in this Form 10-K. The following selected financial data for each of the fiscal years ended December 31, 1997 and 1996, has been derived from the Company's audited financial statements, and should be read in conjunction with those statements, which are not included in this Form 10-K. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto which are included elsewhere in this Form 10-K.

                                                                    Year Ended December 31,
                                                    (Amounts in Thousands, Except Share and Per Share Data)
                                 ------------------------------------------------------------------------------------------
                                       2000               1999                1998               1997                1996
                                       ----               ----                ----               ----                ----
Statement of Operations
-----------------------
Data:
-----
Revenues                         $      7,846        $     7,063        $      7,137       $      4,222       $       2,802
Operating Loss                   $     (7,674)       $    (8,005)       $     (4,152)      $     (4,822)      $      (3,197)
Net Loss                         $     (3,732)       $    (8,779)       $     (3,954)      $     (4,662)      $      (2,941)
Per Share Data (1)
Net Loss per Share - basic       $      (0.24)       $      (.59)       $       (.27)      $       (.33)      $        (.22)
and diluted

Weighted Average Number of
Shares Outstanding                 15,602,211         14,983,486          14,611,724         14,032,796          13,339,431

Balance Sheet Data:
-------------------
Working Capital                  $        846        $    14,484        $     18,566       $      9,527       $       8,523
Total Assets                     $      5,722        $    21,069        $     20,800       $     16,440       $       9,743
Total Liabilities                $      4,054        $    11,218        $      1,607       $        811       $         810
Accumulated Deficit              $    (33,742)       $   (30,010)       $    (21,231)      $    (17,277)      $     (12,615)
Total Stockholders' Equity(2)    $      1,668        $     9,851        $     19,193       $     15,629       $      (8,933)

     (1) Share data is based upon the weighted average common shares and share equivalents outstanding for each period, adjusted to reflect the split.
     (2) In March 2001, the Company raised $2,000,000 through the sale of its 8% Series B convertible stock.

Item 7    Management's Discussion and Analysis of Financial Condition
          ------------------------------------------------------------
          and Results of Operations
          -------------------------

General

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

     From its inception in April 1991 until March 1994, the Company was engaged primarily in research and development, limited production operations and test marketing of its cooking systems. In March 1994, the Company introduced its first commercial product, the Model D-1 cooking system. In June 1995, the Company entered into its first major contract with Whitbread PLC ("Whitbread") and introduced an enhanced product, the Model D-2 cooking system. The Company concentrated its efforts on the Whitbread rollout throughout 1996. Upon the completion of the secondary public offering of common stock in June 1996, the Company began development of a direct sales organization. By the end of the first quarter of 1997, the Company had substantially developed a U.S. direct sales and European sales infrastructure and marketing programs. However, the revolutionary nature of the Company's technologies, coupled with large restaurant chain operators' historical resistance to change and the Company's lack of brand strength has limited commercial sales.

     During the first quarter of 2001, Maytag took action, which the Company believes resulted in termination of the CCAP and association License Agreement. As a result of these actions, both Maytag and the Company have filed claims under the arbitration provision of these agreements. One of the Company's claims is that, as a result of its termination of the agreement, Maytag is required to pay to the Company the remaining balance of minimum royalties that are due under the License Agreement of $5.25 million. Although the Company believes that it will prevail on its claims, the outcome of the arbitration proceeding is uncertain. The termination of the Maytag agreements could have a material adverse effect on the Company's financial position and results of operations. In addition, Maytag's actions have delayed the Company's ability to realize economic value from its rapid cook technologies. The Company intends in the future to seek to enter into non-exclusive distribution arrangements with multiple parties in an effort to lessen its reliance on any one single market partner.

     The Company has invested heavily in research, prototype development, strategic alliance development and sales and marketing personnel. As a result of these investments, and the heretofore limited revenues generated through sales of cooking systems, the Company has incurred substantial operating losses in each year of its operations (including net losses of $3.7 million, $8.8 million and $4.0 million for the years ended December 31, 2000, 1999 and 1998, respectively) resulting in an accumulated deficit of $33.7 million as of December 31, 2000.

     Although the Company has historically incurred significant losses, the Company expects to generate future cash flows from the direct sale of its commercial and residential cooking systems, royalties from the sale of its commercial and residential cooking systems, research and development fees for product development and, as necessary, raising capital through future equity or debt financing. As discussed elsewhere in this report, in January 2001, Maytag, in an effort to restructure and return to its core appliance business, discontinued its manufacturing and distribution of its Jenn-Air(R) Accellis(TM) 5XP rapid cook system, which incorporated the Company's rapid cook technologies. Furthermore, as noted above, the Company believes that its relationship with Maytag has terminated. The Company believes it will find other channels to distribute its technology into the residential and commercial markets. In particular, the Company intends initially to focus on the Southwest and West Coast regions of the U.S. Furthermore, the Company intends to continue its pursuit of potential marketing and manufacturing partners in Europe, Asia and Latin America.

     In the second quarter of 2000, the Company successfully established a manufacturing venture with Shandong Xiaoya Group in China. The Company expects that the Shandong Xiaoya Group will be producing the "C" model commercial cooking system in the second quarter of 2001.

     The Company intends to continue to pursue business growth through implementation of the following strategies: (i) selling and marketing its model "C" oven, which is manufactured in China, worldwide to restaurants, hotels, convenience stores and other foodservice operators, (ii) licensing its next generation technology for residential ovens to partners that have the capability to commercialize it from its current proof of concept state and (iii) broadening the "C" model platform beyond the single phase electric unit to include a three phase electric and gas fueled version. The Company's future liquidity will depend upon, among other things, the successful implementation of these initiatives.

Results of Operations for the Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

     Revenues increased $783,000 to $7,846,000 for the year ended December 31, 2000 from $7,063,000 for the year ended December 31, 1999. This increase is due to an increase in royalty revenues of $923,000 received under the Company's commercial License Agreement with Maytag in the last half of 2000. This was offset in part by a decrease in product sales of $322,000, which was primarily the result of initial replacement parts inventory sold to the Company's oven manufacturer in 1999.

     Cost of sales for the year ended December 31, 2000, was $3,846,000 compared to $3,267,000 for cost of sales in the prior year. Greater than expected warranty expense related to initial manufacturing problems associated with the production of the Company's C and D series ovens is the primary contributor to an increase in costs. In addition, the Company has written down obsolete inventory by approximately $215,000.

     Gross profit (loss) on product sales for the year ended December 31, 2000 and December 31, 1999 was $(777,000) and $124,000, respectively. The reduction in gross profit was principally due to the costs relating to the upgrade and extended warranty on products sold and the inventory writedown adjustment, as explained above.

     Research and development expenses for the year ended December 31, 2000 decreased $361,000, to $3,731,000 from $4,092,000 for the year ended December 31, 1999. The decrease is the result of a decrease in engineering and technical personnel to support the Company's commercial countertop product development requirements associated with the Maytag commercial license and development agreement. This decrease was offset by expenditures incurred in the development of the Company's "next generation" residential cooking systems and the ongoing operating costs associated with the Company's accelerated life cycle testing facility, established for the durability and reliability testing of the Company's products.

     Selling, general and administrative expenses for the year ended December 31, 2000, increased $234,000 to $7,943,000 from $7,709,000 for the year ended
December 31, 1999. The increase over 1999 is primarily due to an increase in operating costs of $455,000 related to the Company's manufacturing joint venture in China. These increases were offset in part by a decrease of $241,000 in sales and marketing expenses. Sales and marketing expenses were lower because the Company transferred its North American sales and marketing operations to Maytag in 1999 under the commercial License Agreement.

     Other income/(expense) was $3,942,000 for the year ended December 31, 2000, compared to ($774,000) for the year ended December 31, 1999. The increase is primarily the result of the gain of $5,022,000 the Company recorded when it liquidated its hedged invesment in Maytag common stock in the fourth quarter of 2000. This gain was offset in part by an increase in interest expense of $305,000, which was the result of an increase in outstanding debt used to finance working capital.

Results of Operations for the Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

     Revenues for the year ended December 31, 1999, were $7,063,000 and are comparable to revenues of $7,137,000 for the year ended December 31, 1998. A scheduled reduction in payments to the Company for research and development activities under the Maytag Alliance was partially offset by an increase in commercial cooking system sales during 1999.

     Cost of sales for the year ended December 31, 1999, were $3,267,000, an increase of $590,000 when compared to $2,677,000 for cost of sales in the prior year. This increase is attributable to an increase in the sales of the Company's commercial cooking systems and costs relating to the upgrade and extended warranty on products sold to a major customer in Europe.

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

     Other expense was $774,000 for the year ended December 31, 1999, compared to other income of $198,000 for the year ended December 31, 1998. The $972,000 increase in expenses is primarily due to accrued interest charges and the amortization of the premium on the purchased put option purchased to hedge against market value fluctuations of the Company's Maytag common stock. A portion of such shares were collateral for the Company's long-term credit facility. The increase in other expense was partially offset by the elimination of expenses relating to the Company's interest in a former joint venture.

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

     Over the past several years, the Company has primarily funded its capital needs with monies received from Maytag, sales of securities and revenues generated from operations. Since October 1997, Maytag has paid the Company an aggregate of $10.5 million for technology transfer initiatives. As noted above, the Company's relationship with Maytag has terminated.

     Although the Company has historically incurred significant losses, the Company expects to generate future cash flows from the direct sale of its commercial cooking systems, royalties from the sale of its commercial cooking systems, license fees for the non-exclusive licensing of its technologies, research and development fees for product development and, as necessary and available, raising capital through future equity or debt financing.

     The Company anticipates that it will need to obtain additional sources of funding in order to continue its ongoing operations according to its current plans. Management believes that through sales of its commercial cooking systems, technology transfer fees and the possibility of raising capital through debt and equity financing, the Company will have adequate funding for its continued operations and research and development efforts throughout 2001. However, if the Company is unable to obtain additional financing, it will have to curtail its current level of operations and research and development. No assurances can be made that the Company will actually obtain the necessary funding to finance its operations. The Company's financial statements have been prepared assuming that the Company will continue as a going concern. All of the above factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Cash used during fiscal 2000 exceeded the Company's original forecast, primarily as a result of the following:

        . The launch of the commercial counter top oven was delayed by about three months from the date originally anticipated by the Company, resulting in a delay in the realization of revenues from sales in Europe and to the three-month deferral of the quarterly minimum royalty payments from Maytag.

        . The Company is applying staff resources and funding in connection with the development of its Next Generation Oven ("NGO"). The prototype NGO's completed by the Company are embodied in a full size oven cavity, and may be sold as either a built in wall oven or a freestanding range. The prototype NGO ovens cook food 7 to 8 times faster than conventional ovens and can accommodate a 20+ pound turkey.

        . Certain funds were being applied to the development of the Company's Internet strategy, the TurboChef rapid cook iAppliance and certain marketing activities support management's efforts to procure additional funding in the form of research and development sponsorships, strategic alliances and/or equity investments .

     In January 1999, the Company entered into an agreement with Banque AIG, London Branch (an affiliate of American International Group, Inc. ("AIG")). The AIG facility provided for the Company to pledge its Maytag shares in the form of a "Variable Stock Transaction" and to receive cash advances against the value of the Maytag shares. Interest was imputed at rates ranging from 5.8% to 8.0%. The Company satisfied the then outstanding obligation on November 13, 2000 by surrendering Maytag shares equal to the fair value of the obligation.


     In July 1999, the Company entered into a research and development agreement with the Gas Research Institute ("GRI"). Through this agreement, the Company received $2,000,000 in funding for the development of gas fueled cooking platforms. In exchange for the funding, GRI received warrants to purchase 50,000 shares of the Company's common stock and a percentage of the royalty that the Company receives on the sale of various commercial products containing technology developed from the GRI funding in North America and Europe. The maximum cumulative royalty that GRI will receive under this agreement is $4.0 million. During 2000, GRI earned royalties of $73,000 under this agreement.

     In August 2000, the Company entered into another agreement with GRI in which they purchased $2.1 million of the Company's Convertible Preferred Stock for $100.00 per share. The 21,000 shares of Convertible Preferred Stock carries a dividend of 7% per annum which is payable in common shares upon conversion of the Convertible Preferred Stock into the Company's common stock. These securities will be converted into shares of the Company's common stock on the earlier of the Company's next generation residential oven becoming generally available for delivery to consumers in the United States or March 31, 2002. The conversion rate of the Convertible Preferred Stock will be dependent upon the average closing price of the Company's common stock over a fixed period of time prior to the conversion date.

     At December 31, 2000, the Company had working capital of $846,000 as compared to working capital of $14,484,000 at December 31, 1999. The $13,638,000 working capital decrease from December 31, 1999 resulted primarily from the sale of the Company's marketable securities to repay its long-term debt and as a result of negative operating cash flow during fiscal 2000.

     Cash used in operating activities was $10,062,000 for the year ended December 31, 2000, as compared to cash used in operating activities of $4,308,000 for the year ended December 31, 1999. The net loss of $3,732,000 in 2000 included $1,107,000 of non-cash charges (depreciation, amortization, non-cash interest and non-cash compensation expenses), compared to $1,524,000 in 1999. Net cash used in operating activities in 2000 was negatively impacted by a $1,727,000 decrease in deferred revenue, a $904,000 increase in accounts receivable and a $771,000 increase in inventory. These operating cash requirements were partially offset by a $1,811,000 increase in accounts payable.

     Cash provided by/(used) in investing activities for the year ended December 31, 2000, was $15,255,000 and primarily resulted from the sale of the Company's Maytag common stock and associated purchased put option for $15,723,000. This was partially offset by equipment and leasehold improvement purchases of $332,000 and capitalized patent costs of $136,000.

     Cash used in financing activities was $5,704,000 for the year ended December 31, 2000, of which $14,674,000 was used to repay the Company's long-term credit agreement with AIG. The Company received $6,795,000 through its long-term credit agreement with AIG in fiscal year 2000, prior to its repayment of the facility in November 2000. The Company also received $2,100,000 due to the sale of preferred stock during fiscal 2000.

     At December 31, 2000, the Company had cash and cash equivalents of $1,417,000, compared to cash and cash equivalents of $1,928,000 at December 31, 1999.

     Management continually evaluates its liquidity position. During the fourth quarter of 2000 and first quarter of 2001, the Company decreased non-core business spending and implemented cost-cutting measures. The Company anticipates that it will need to obtain additional sources of funding in order to continue its ongoing operations according to is current plans. Management believes that through sales of its commercial rapid cook systems, minimum royalties, technology transfer fees and the possibility of raising capital through debt and equity financing, the Company will have adequate funding for its continued operations and research and development efforts throughout 2001. However, if the Company is unable to obtain additional financing, it will have to curtail its current level of operations. No assurances can be made that the Company will actually obtain the necessary funding to finance its operations.

     In March 2001, the Company raised $2,000,000 through the sale of its 8% Series B convertible preferred stock. The dividend on the preferred stock is payable, at the Company's option, in either cash or shares of common stock. The preferred stock is convertible to common stock at $1.00 per common share (representing the closing sale price of the common stock on the date of funding). In connection with this transaction, the Company also issued to the investor warrants to purchase an additional 1,000,000 shares of common stock at $1.20 per share. These warrants are exercisable in three equal annual installments, commencing one year from the date of issuance and expire in 2011.

Backlog

     As of December 31, 2000, the amount of backlog orders believed to be firm was approximately $0.3 million, as compared to approximately $0.2 million as of December 31, 1999. The Company anticipates that the majority of this backlog will be filled during the current year. The December 31, 2000, backlog was positively impacted by the Company's transition from marketing its model "D" cooking system to the model "C" cooking system, which was introduced in the third quarter of 2000.

Authoritative Pronouncements

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". This SAB does not change any existing rules on revenue recognition, rather it provides guidance based on interpretations and practices followed by the SEC. The Company's implementation of SAB 101 during the fourth quarter of 2000 did not have a material impact on its financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board ("APB") No. 25. FIN No. 44 clarifies the application of APB No. 25 for the definition of an employee for the purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN No. 44 effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 1, 2000. The

Company's implementation of FIN No. 44 did not have a material impact on its financial position or results of operations.

     In June 1998, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Implementation of this standard was delayed by the FASB for a 12-month period through the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -deferral of effective date of FASB Statement No. 133". In additional, SFAS No. 133 was amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity." The Company will adopt SFAS No. 133 as of January 1, 2001, as amended, as required for its first quarterly filing of fiscal year 2001. We do not believe that this will have a material impact on the Company's financial statements.


Risk factors

     The Company operates in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect the Company's operations. The following highlights some of the factors that have affected, and in the future could affect, the Company's operations.

     Auditors' Report. The auditors have included an explanatory paragraph in their audit opinion with respect to the Company's consolidated financial statements at December 31, 2000. The paragraph states that the Company's recurring losses from operations and resulting continued dependence on access to external financing sources raise substantial doubt about its ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect the Company's relationship with customers and suppliers and have an adverse effect on its ability to obtain additional financing.

     Significant Capital Requirements; Need for Additional Financing. To date the Company's capital requirements in connection with its technology and product development have been significant and are expected to continue to be significant for the foreseeable future. The Company may also have to expend significant monies for marketing and additional financing will be required to fund anticipated future operating losses. As a result of the $2.0 million in gross proceeds the Company raised through the sales of its Series B convertible stock in March 2001, anticipated sales of its commercial rapid cook systems, minimum royalties technology transfer fees and the possibility of raising additional capital through debt and equity financing, the Company believes that it will have adequate funding for its continued operations throughout 2001. However, if the Company's plans change, or anticipated revenues do not materialize, or actual expenses exceed estimated expenses the Company could be required to obtain additional financing sooner. The Company has no current arrangements with respect to, or sources of, additional financing. Even if additional funds are available, the Company may not be able to obtain them on a timely basis, or on terms acceptable to it. Failure to obtain additional funds when required could result in the Company curtailing or ceasing its operations.

     History of Losses and Expectation of Future Losses; Accumulated Deficit; Uncertainty of Future Profitability. The Company has incurred losses of $8.8 million and $3.7 million during the years ended December 31, 1999 and 2000, respectively. The Company had an accumulated deficit of approximately $33.7 million at December 31, 2000. There can be no assurance that the Company will be able to achieve profitable operations in the future.

     Uncertainty of Market Acceptance; Dependence Upon Third-Party Marketing Arrangements; Business Factors. The high-speed commercial oven segment of the foodservice equipment industry is an emerging market, characterized by an increasing number of market entrants. As is typical with new products based on innovative technologies, demand for and market acceptance of the TurboChef ovens are subject to a high level of uncertainty. Achieving market acceptance for the TurboChef ovens will require substantial marketing efforts and the expenditure of significant funds to increase the foodservice industry's familiarity with the Company and to educate potential customers as to the distinctive characteristics and perceived benefits of the TurboChef ovens and the Company's technologies. There can be no assurance that the Company will have available the funds necessary to achieve such acceptance. Moreover, to date, the Company has primarily relied upon third parties for its marketing needs. In addition, the Company's future performance will be subject to a number of business factors, including those beyond the Company's control, such as economic downturns and evolving industry needs and preferences.

     Uncertainty of Strategic Alliances. In the past the Company has pursued a strategy of outsourcing its manufacturing and marketing requirements by entering into strategic alliance with other entities. While the Company believes that any independent distributors, representatives and/or licensees with which it enters into such arrangements will have an economic motivation to commercialize the Company's products, the time and resources devoted to these activities generally will be contributed and controlled by such entities and not by the Company. A decline in the financial prospects of particular distributors, representatives or licensees or of any of their customers could have an adverse effect on the Company. In addition, joint venture or similar arrangements may require financial or other commitments by the Company. There can be no assurance that the Company will be able, for financial or other reasons, to finalize any third-party distribution or marketing arrangements or that such arrangements, if finalized, will result in the successful commercialization of any of the Company's products.

     Uncertainty of New Product Development. Although the Company's research and development efforts relating to the technological aspects of its next generation oven are substantially completed, the Company is continually seeking to refine and improve upon the physical attributes and utility of the TurboChef oven. There can be no assurance that the next generation oven or any future TurboChef ovens developed will satisfactorily perform to customer expectations. Moreover, the Company is subject to many risks associated with the development of new products based on innovative technologies, including unanticipated technical or other problems and the possible insufficiency of the funds allocated for the completion of such development, which could result in a substantial change in the design, delay in the development, or abandonment of such applications and products. Consequently, there can be no assurance that the next generation oven will be successfully commercialized or that additional products will be successfully developed or that if developed they will meet current price or performance objectives, be developed on a timely basis or prove to be as effective as products based on other technologies. The inability to successfully complete development of a product or application or a determination by the Company, for financial, technical or other reasons, not to complete development of any product or application, particularly in instances in which the Company has made significant capital expenditures, could have a material adverse effect on the Company.

     Dependence on Third-Party Suppliers and Manufacturers. The Company generally does not maintain supply agreements with such third parties but instead purchases components and electronic parts pursuant to purchase orders in the ordinary course of business. The Company will be substantially dependent on the ability of its manufacturers and suppliers to, among other things, meet the Company's design, performance and quality specifications. Failure by the Company's manufacturers and suppliers to comply with these and other requirements could have a material adverse effect on the Company. Furthermore, there can be no assurance that the Company's manufacturers and suppliers will dedicate sufficient production capacity to meet the Company's scheduled delivery requirements or that the Company's suppliers or manufacturers will have sufficient production capacity to satisfy the Company's requirements during any period of sustained demand. Their failure to supply, or delay in supplying, the Company with ovens or components could adversely affect the Company's profit margin and the Company's ability to meet its own delivery schedules on a timely and competitive basis. In addition, although the Company owns the designs for its specially-designed components and believes that alternative sources of supply are available, the Company currently purchases all of its specially-designed components from a limited number of suppliers and failure by such suppliers to continue to supply the Company with these components, on commercially reasonable terms or at all, in the absence of readily available alternative sources, would have a material adverse effect on the Company.

     Industry Competition; Technological Obsolescence. The cooking and warming segment of the foodservice equipment market is characterized by intense competition. The Company competes with numerous well-established manufacturers and suppliers of commercial ovens, grills and fryers (including those which cook through the use of conduction, convection, induction, air impingement, infrared, and/or microwave heating methods). In addition, the Company is aware of others who are developing, and in some cases have introduced, new ovens based on high-speed heating methods and technologies. Although the Company is not aware of any competitive products, either being marketed or under development, which it believes are functionally equivalent to the TurboChef oven (i.e. that can produce the variety of food items, cooked to the same high quality standards, at the same speeds), there can be no assurance that other companies with the financial resources and expertise that would encourage them to attempt to develop competitive products, do not have or are not currently developing functionally equivalent products, or that functionally equivalent products will not become available in the near future. Most of the Company's competitors possess substantially greater financial, marketing, personnel and other resources than the Company and have established reputations relating to product design, development, manufacture, marketing and service of cooking equipment. In addition, the market for the Company's products and technologies is characterized by changing technology and evolving industry standards. Accordingly, the Company's ability to compete successfully will depend, in large part, on its ability to continually enhance and improve its existing products, complete development and introduce to the marketplace in a timely manner its proposed products, adapt its products to the needs of its customers and potential customers, successfully develop and market new products, and continue to improve operating efficiencies and lower manufacturing costs. There can be no assurance that the Company will be able to compete successfully, that competitors will not develop technologies or products that render the Company's products obsolete or less marketable or that the Company will be able to successfully enhance or adapt its products, develop new products or lower costs.

     Potential Products Liability; Warranty Expense. The Company is engaged in a business which could expose it to possible liability claims from others, including from foodservice operators and their staffs, as well as from consumers, for personal injury or property damage due to design or manufacturing defects or otherwise. The Company maintains a general liability insurance policy (which includes products liability coverage) that is subject to a $5,000,000 per occurrence limit with a $5,000,000 aggregate limit and a $25,000,000 umbrella liability insurance policy to cover claims in excess of the limits of its liability insurance. There can be no assurance, however, that the Company's insurance or that of any third-party manufacturer will be sufficient to cover potential claims or that an adequate level of coverage will be available in the future at reasonable cost. A partially insured or a completely uninsured successful claim against the Company could have a material adverse effect on the Company. In addition, if the Company is successful in its efforts to obtain significant orders for TurboChef ovens, the Company may be required to install and service, on a timely basis, large numbers of TurboChef ovens at its customers' locations. There can be no assurance that the Company will be able to provide such services on acceptable terms or conditions, or at all. Furthermore, the Company generally warrants its products to be free from defects in workmanship and materials for 1 year. There can be no assurance that future warranty expenses will not have an adverse effect on the Company.

     Patents and Proprietary Rights. The Company holds certain United States and foreign patents which cover certain fundamental aspects of the Company's high-speed cooking technologies. There can be no assurance as to the breadth or degree of protection which existing or future patents, if any, may afford the Company, that any patent applications will result in issued patents, that the Company's patents, pending patents, registered trademark or registered servicemark will be upheld if challenged or that competitors will not develop similar or superior methods or products outside the protection of any patent issued to the Company. Although the Company believes that its patents, the TurboChef oven, its trademark and its servicemark do not and will not infringe patents, trademarks or servicemarks or violate proprietary rights of others, it is possible that its existing patent, trademark or servicemark rights may not be valid or that infringement of existing or future patents, trademarks, servicemarks or proprietary rights may occur. In the event the Company's products infringe patents, trademarks, servicemarks or proprietary rights of others, the Company may be required to modify the design of its products, change the name of its products or obtain a license. There can be no assurance that the Company will be able to do so in a timely manner, upon acceptable terms and conditions, or at all. The failure to do any of the foregoing could have a material adverse effect upon the Company. Although the Company has patent insurance to protect and defend its patents, there can be no assurance that the Company will have all of the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. Moreover, if the Company's products infringe patents, trademarks, servicemarks or proprietary rights of others, the Company could, under certain circumstances, become liable for damages, which could have a material adverse effect on the Company.

     The Company also relies on trade secrets and proprietary know-how and employs various methods to protect the concepts, ideas and documentation of its proprietary technologies. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop similar know-how or obtain access to the Company's know-how, concepts, ideas and documentation. Furthermore, although the Company has and expects to have confidentiality and non-competition agreements with its employees and appropriate suppliers and manufacturers, there can be no assurance that such arrangements will adequately protect the

Company's trade secrets or that others will not independently develop products or technologies similar to those of the Company.

     Possible Fluctuations in Operating Results. The Company's operating results could vary from period to period as a result of factors such as fluctuations in the length of the Company's sales cycle (the time between a customer expressing interest in a product and placing an order) , as well as from fluctuations in the Company's manufacturing cycle (the time between the placement of a customer order and the Company's ability to fill the order), the purchasing patterns of potential customers, the timing of introduction of new products and product enhancements by the Company and its competitors, technological factors, variations in sales by distribution channels and generally non-recurring product sales.

     Regulation and Accreditation. The Company is subject to regulations administered by various federal, state, local and international authorities, including those limiting radiated emissions from oven products, which impose significant compliance burdens on the Company. Failure to comply with these regulatory requirements may subject the Company to civil and criminal sanctions and penalties. While the Company believes that it and its products are in compliance in all material respects with all laws and regulations applicable to such models, including those administered by the United States Food and Drug Administration, the Federal Communications Commission, the European Community Council and the Japanese Government's Ministry of International Trade there can be no assurance of such compliance. Moreover, new legislation and regulations, as well as revisions to existing laws and regulations, at the federal, state, local and international levels may be proposed in the future affecting the foodservice equipment industry. Such proposals could affect the Company's operations, result in material capital expenditures, affect the marketability of the Company's existing products and technologies and/or could limit opportunities for the Company with respect to modifications of its existing products or with respect to its new or proposed products or technologies. In addition, expansion of the Company's operations into new markets may require the Company to comply with additional regulatory requirements. There can be no assurance that the Company will be able to comply with additional applicable laws and regulations without excessive cost or business interruption, and failure to comply could have a material adverse effect on the Company.

     Possible Volatility of Stock Price. The market price for the Company's Common Stock has been subject to volatility and may continue to be highly volatile as has been the case with the securities of other small capitalization companies. Factors such as the Company's financial results, introduction of new products by the Company's competitors and various industry factors generally may have a significant impact on the market price of the Company's securities. Additionally, in recent years, the stock market has experienced a high level of price and volume volatility and, accordingly, the market prices for many companies, particularly small capitalization companies, the common stock of which trades in the over-the-counter market, have experienced wide price fluctuations not necessarily related to the operating performance of such companies.

     NASDAQ Listing. The Company's common stock is listed on the NASDAQ National Market, which requires maintenance of certain quantitative and other standards for continual listing. If the Company's common stock were delisted from the NASDAQ National Market, and if the Company meets the continued listing requirements for the NASDAQ SmallCap Market, the Company will apply for continued listing on the NASDAQ SmallCap Market and trading would continue in this market. However, if the common stock were delisted from the NASDAQ SmallCap Market, trading, if any, would likely be conducted in the over-the-counter market on the National Association of Securities Dealers' OTC Bulletin Board and/or on the pink sheets of the National Quotation Bureau. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of our common stock. In addition, the common stock would be subject to rules promulgated under the Securities Exchange Act of 1934 applicable to "penny stocks." The Securities and Exchange Commission has adopted regulations that generally define a "penny stock" to be an equity security that has a market price (as determined pursuant to regulations adopted by the Commission) or exercise price of less than $5.00 per share, subject to certain exceptions. By virtue of being listed on the NASDAQ, the Company's common stock will be exempt from the definition of "penny stock." If, however, the Company's common stock is removed from NASDAQ, its securities may become subject to the penny stock rules that impose additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Consequently, the penny stock rules may adversely affect the ability of broker-dealers to sell the Company's common stock and may affect the ability of purchasers of the Company's common stock to sell such securities in the secondary market.

     Dependence on Key Personnel. The Company believes that its ability to successfully implement its business strategy is dependent on its management. The loss of services of one or more of these individuals might hinder the achievement of the Company's development objectives. There can be no assurance that the Company will continue to be able to hire and retain the qualified personnel needed for its business. The loss of the services of or the failure to recruit key technical personnel could adversely affect its business, operating results and financial condition.

Item 7A   Quantitative and Qualitative Disclosures about Market Risk
          ----------------------------------------------------------

     In the fourth quarter of 2000, the Company sold its investment in Maytag common stock and paid the outstanding principal and interest due on the AIG credit facility. The purchase put option, which was an integral part of the AIG credit facility was terminated at the same time. As of December 31, 2000, the Company does not have any assets or liabilities that have the potential for market risk that would affect the operating results or cash flow of the Company and is not engaged in any hedging activity.

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

Item 9    Changes In and Disagreements with Accountants on Accounting and
          ----------------------------------------------------------------
          Financial Disclosure
          --------------------

     Arthur Andersen LLP resigned as the Company's independent auditor on June 5, 2000. On October 17, 2000, the Company's board of directors, by unanimous consent, approved the engagement of BDO Seidman LLP, as its independent auditor for the fiscal year ending December 31, 2000, to replace the firm of Arthur Andersen LLP.

     The audit reports of Arthur Andersen LLP on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 1999, and December 31, 1998, and the subsequent interim period through June 5, 2000, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosures, or auditing scope procedure which, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused Arthur Andersen LLP to make reference to the subject matter in its reports.

                                   Part III

Item 10        Directors and Executive Officers of the Registrant
               --------------------------------------------------

The executive officers of the Company as of March 30, 2001, are as follows:

                  Name                         Age                    Position(s)
                  ----                         ---                    ----------

Jeffrey B. Bogatin.........................    52         Chairman of the Board of Directors

Richard N. Caron...........................    44         President, Chief Executive Officer and
                                                          Director

Donald J. Gogel............................    51         Director

John C. Shortley...........................    32         Chief Accounting Officer, Controller,
                                                          Treasurer and Assistant Secretary


     Jeffrey B. Bogatin is a co-founder of the Company, has been a director of the Company since its inception in 1991 and served as Chairman of the Board of Directors until April 1998. Mr. Bogatin was re-appointed as Chairman of the Board of Directors on March 5, 2000. Mr. Bogatin has also served as Treasurer of the Company from inception until June 1996. Since 1975, Mr. Bogatin has served as President of Whitemarsh Industries, Inc., which was engaged in manufacturing and importing ladies apparel and is now involved with making venture capital investments.

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

     Donald J. Gogel has been a director of the Company since April 1993. Since February 1989, Mr. Gogel has been a principal of Clayton, Dubilier & Rice, Inc., a private investment firm, and has served as President and Chief Executive Officer since January 1997. Mr. Gogel is a director of Jafra Cosmetics, Inc.

     John C. Shortley has been employed by the Company as its Controller since September 1998. Mr. Shortley currently serves in the capacity of Chief Accounting Officer, Controller, Treasurer and Assistant Secretary. Mr. Shortley was employed by PS Trading, Inc., a fuel storage and distribution company, from 1996 to 1998, holding the title of Controller.

     Directors serve until the next Annual Meeting of Stockholders or their resignation. Officers serve the Company at the discretion of the Board of Directors.

Item 11        Executive Compensation
               ----------------------

Summary Compensation Table

     The following table sets forth information concerning total compensation earned by or paid to the Company's Chief Executive Officer and the other most highly compensated executive officers of the Company who served in such capacities during the fiscal year ended December 31, 2000 (collectively, the "Named Executive Officers") for services rendered to the Company during each of the last three fiscal years. No other officers of the Company received compensation in excess of $100,000 during fiscal year 2000.

                              Annual Compensation
                              -------------------

                                                                                    Long Term    No. of Stock
Name and Principal           Fiscal                                All Other      Compensation     Options
Position                      Year    Salary ($)    Bonus ($)   $Compensation($)    Awards($)      Granted
--------                      ----    ----------  -----------  ----------------     --------       --------
Richard N. Caron              2000     $287,761   $     -0-          $-0-             $-0-          100,000
President and Chief           1999      298,434    125,000/(2)/       -0-              -0-              -0-
Executive Officer/(1)/        1998       92,308     30,000/(2)/       -0-              -0-          200,000

Marc Jacobson                 2000     $134,598   $     -0-          $-0-             $-0-          100,000
Chief Financial Officer/(3)/

Dennis J. Jameson             2000     $167,069   $     -0-          $-0-             $-0-          100,000
Executive Vice President,     1999     $173,372     25,000            -0-              -0-              -0-
Chief Financial Officer,      1998      160,000     33,750            -0-              -0-           20,000
Secretary and Treasurer/(4)/


/(1)/ Mr. Caron was employed by the Company in September 1998, at which time he was elected President and Chief Executive Officer of the Company.

/(2)/ Upon being employed by the Company, Mr. Caron was entitled to receive a signing bonus of $60,000, of which $30,000 was paid in each of 1999 and 2000.

/(3)/ Mr. Jacobson was elected interim Chief Financial Officer in May 1, 2000.
      Mr. Jacobson resigned as interim Chief Financial Officer effective December 15, 2000.

/(4)/ Mr. Jameson was employed by the Company in December 1995, at which time he was elected Executive Vice President and Chief Financial Officer and served as Chief Financial Officer until April 2000. Mr. Jameson`s tenure as an employee and executive officer of the Company terminated effective May 26, 2000. Effective May 1, 2000, Marc Jacobson was retained by the Company to assume the position of interim Chief Financial Officer.

Executive Employment Agreements

     In August 1998, the Company entered into an employment agreement with Richard N. Caron providing for his employment as President and Chief Executive Officer of the Company effective in September 1998. Pursuant to such employment agreement, Mr. Caron is entitled to receive an annual base salary of $300,000 plus an annual bonus of up to 50% of his base salary, as determined by the Board of Directors. Mr. Caron also received a signing bonus of $60,000, with 50% of such amount being paid on October 1, 1998, and the remainder being paid on March 1, 1999. Pursuant to his employment agreement, Mr. Caron has been granted options to acquire 200,000 shares of Common Stock at a price of $4.75 per share, which will vest in equal amounts over a three-year period. The employment agreement does not specify any term of employment. In the event that the Company terminates Mr. Caron's employment for any reason, Mr. Caron is entitled to twelve months severance pay equal to his salary in effect at the termination date.

     On June 1, 1999, the Company entered into an employment agreement with Dennis J. Jameson, providing for his employment as Chief Financial Officer. Pursuant to such employment agreement, Mr. Jameson was entitled to receive an annual base salary of $175,000, plus an annual bonus of up to 50% of his base salary, as determined by the Board of Directors in a manner consistent with other management personnel of the Company. Mr. Jameson's termination was effective May 26, 2000. Pursuant to a termination agreement, Mr. Jameson received severance of approximately $102,000; received non-qualified stock option to purchase 100,000 shares of the Company's common stock at an exercise price equal to $5.00 per share in accordance with the Company's 1994 Stock Option Plan, as amended, exercisable by Mr. Jameson on or before December 31, 2001; and maintenance of his group health benefits in effect at the time of termination for a period of twelve months.

Compensation Committee Interlocks and Insider Participation

     The Company has a Compensation Committee whose members are, and during fiscal 2000 were, Mr. Caron, the Company's President and Chief Executive Officer and Mr. Gogel. During 2000, none of the executive officers of the Company served on the Board of Directors or Compensation Committee of any other entity. See
Item 13 - Certain Relationships and Related Transactions for a description of certain transactions between the Company and Mr. Gogel.

Option Grants for Fiscal 2000

     The following table sets forth information with respect to stock option grants to the Named Executive Officers during fiscal 2000 and the potential realizable value of such option grants.

                       Option Grants in Last Fiscal Year
                       ---------------------------------

                                                                                                       Potential Realizable Value at
                                                                                                          Assumed Annual Rates of
                                                                                                       Stock Price Appreciation for
                                                            Individual Grants/(1)/                             Option Term (2)
                                                           ---------------------                               ---------------
                             Number of
                             Securities           % of Total
                             Underlying           Options         Exercise
                             Options              Granted to      Price Per     Expiration
Name                         Granted              Employees       Share         Date               5%              10%
----                         --------             ----------      ---------     ----------      --------         --------
Richard N. Caron             100,000/(3)/           6.51%          $1.32        12/27/10        $ 83,000         $210,000

Marc Jacobson/(4)/           100,000/(5)/           6.51%          $5.00         4/19/10/(5)/   $314,000         $797,000

Dennis J. Jameson/(6)/       100,000/(6)/           6.51%          $5.00        12/31/01        $ 40,000         $ 82,000

/(1)/ These are options granted under the Company's 1994 Stock Option Plan, as amended, to acquire shares of Common Stock.

/(2)/ The potential realizable value of the options, if any, granted in 2000 to each of the Named Executive Officers was calculated by multiplying those options by the excess of (a) the assumed market value of Common Stock, at the end of option term, if the market value of Common Stock were to increase 5% or 10% in each year of the option's term over (b) the exercise price shown. This calculation does not take into account any taxes or other expenses which might be owed. The 5% and 10% appreciated rates are set forth in the SEC rules and no representation is made that the Common Stock will appreciate at these assumed rates or at all.

/(3)/ Mr. Caron's options grant vests as follows: one-third in December 2000, one-third in December 2001 and one-third in December 2002.

/(4)/ Mr. Jacobson was elected interim Chief Financial Officer in May 1, 2000.
      Mr. Jacobson resigned as interim Chief Financial Officer effective December 15, 2000.

/(5)/ Mr. Jacobson's options grant vests as follows: one-fourth in each March
      2001, March 2002, March 2003 and March 2004. Mr. Jacobson's option grant was terminated upon his resignation from the Company, effective December 15, 2000.

/(6)/ Mr. Jameson's option grant in 2000 was immediately vested, per his separation agreement. Mr. Jameson's tenure as an employee and executive officer of the Company terminated effective May 26, 2000.

Option Exercises and Values for Fiscal 2000

     The table below sets forth the following information with respect to option exercises during fiscal 2000 by each of the named executive officers and the status of their options at December 31, 2000:

                        Aggregated Option Exercises in
               Last Fiscal Year and Fiscal Year End Option Value

                                          Value Realized        Number of Unexercised        Value of Unexercised In-
                             Shares        (Market Price              Options                   the-Money Options at
                          Acquired on    at Exercise Less        at Fiscal Year-End             Fiscal year-End /(1)/
                                                                 ------------------             ---------------------
Name                        Exercise     Exercise Price)     Exercisable  Unexercisable      Exercisable   Unexercisable
----                        --------    -----------------    -----------  -------------      -----------   -------------
Richard N. Caron                 -0-                 -0-         166,667        133,333       $10,167            $20,333
Marc Jacobson/(2)/               -0-                 -0-             -0-            -0-       $   -0-            $   -0-
Dennis J. Jameson/(3)/           -0-                 -0-         100,000            -0-       $   -0-            $   -0-

(1) Options are "in the money" if the fiscal year end fair market value of the Common Stock exceeds the option exercise price.

(2) Mr. Jacobson was elected interim Chief Financial Officer in May 1, 2000. Mr. Jacobson resigned as interim Chief Financial Officer effective December 15, 2000.

(3) Mr. Jameson's tenure as an employee and executive officer of the Company terminated effective May 26, 2000.

Item 12      Security Ownership of Certain Beneficial Owners and Management
             --------------------------------------------------------------

     The following table sets forth certain information as of March 27, 2001, based on information obtained from the persons named below, relating to the beneficial ownership of shares of Common Stock (unless otherwise indicated) by
(i) each beneficial owner of more than five percent (5%) of the outstanding Common Stock, (ii) each director, (iii) each Named Executive Officer and (iv) all current executive officers and directors of the Company as a group.


                                                    Amount and Nature  Percent
    Name of                                           of Beneficial       of
Beneficial Owner                                       Ownership/(1)/   Class
----------------                                       -------------    ------

Jeffrey B. Bogatin...........................          6,126,135/(2)/   38.12%

Grand Cheer Company Limited..................          2,405,800/(3)/   15.30%

Jack Silver..................................            791,000/(4)/    5.03%

Donald J. Gogel..............................            569,418/(5)/    3.59%

Richard N. Caron.............................            169,167/(6)/    1.05%

Dennis J. Jameson............................            100,000/(7)/       *

Marc Jacobson  ..............................                900            *

All current directors and executive
officers as a group (4 persons) .............          6,904,786/(8)/   42.08%

*  Less than 1%


(1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days upon the exercise of preferred stock, stock options and warrants. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and which are exercisable within sixty (60) days have been exercised. Percentages herein assume a base of 15,728,423 shares of Common Stock outstanding, before any consideration is given to outstanding options or warrants. Certain of the Company's directors disclaim beneficial ownership of some of the shares included in the table.

(2) Includes 341,667 shares issuable upon exercise of immediately exercisable options granted under the Company's 1994 Stock Option Plan, as amended (the "Option Plan"). Includes 955,000 shares held in a charitable foundation. Mr. Bogatin disclaims beneficial ownership of these shares. The address of Mr. Bogatin is c/o TurboChef Technologies, Inc., 660 Madison Avenue, New York, New York 10021.

(3) Includes 2,000,000 shares of issuable upon the conversion of the Company's Series B Convertible Preferred Stock. The address of Grand Cheer Company Limited is 13 F Gloucester Tower, The Landmark, 11 Pedder Street, Central, Hong Kong.

(4) The address of Mr. Silver is 660 Madison Avenue, 15th Floor, New York, New York 10021.

(5) Includes 146,250 shares issuable upon exercise of immediately exercisable options granted under the Option Plan. Includes 83,000 shares held in a charitable foundation. Mr. Gogel disclaims beneficial ownership of these shares.

(6) Includes 166,667 shares issuable upon the exercise of immediately exercisable options granted under the Option Plan.

(7) Includes 100,000 shares issuable upon exercise of immediately exercisable options granted under the Option Plan. Mr. Jameson's tenure as an employee and as an executive officer of the Company terminated on May 26, 2000.

(8) Includes 654,584 shares issuable upon the exercise of immediately exercisable options granted under the Option Plan.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who beneficially own more than ten percent (10%) of a registered class of the Company's equity securities ("ten percent stockholders") to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely upon review of the copies of such forms furnished to the Company, or written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 2000, all filing requirements applicable to its executive officers, directors and ten percent stockholders were fulfilled on a timely basis, except for Mr. Jacobson, the Company's former Chief Financial Officer, who failed to timely file a Form 3, as well as a Form 4 for the month of May 2000, to report the purchase of the Company's Common Stock.

Item 13      Certain Relationships and Related Transactions
             ----------------------------------------------

     In April 1999 and March 2000, Mr. Bogatin exercised certain stock options to purchase 200,000 and 600,000 shares, respectively of Common Stock. As payment for the aggregate exercise price of such options, Mr. Bogatin tendered to the Company promissory notes in the principal amounts of $500,000 and $1,500,000, respectively. The principal amount of each promissory note, together with all accrued interest, is due and payable on April 6, 2004 and March 15, 2005, respectively. These notes bear interest rates of 4.8% and 6.7%, respectively. In addition, in April 1999, Mr. Gogel exercised certain stock options to purchase 40,000 shares of Common Stock. As payment for the aggregate exercise price of such options, Mr. Gogel tendered to the Company a promissory note in the principal amount of $100,000. The principal amount of the promissory note, together with all accrued interest, is due and payable on April 6, 2004. This note bears an interest rate of 4.8%. The amounts due pursuant to the promissory notes are full-recourse obligations, which are secured by separate pledge agreements between the Company and each of Mr. Bogatin and Mr. Gogel. Pursuant to such pledge agreements, all of the shares of Common Stock purchased by Mr. Bogatin and Mr. Gogel upon exercise of their respective stock options were pledged as collateral for the debts evidenced by their respective promissory notes.

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

(a)  The following documents are filed as part of this report:

     1.      Financial Statements
     2.      List of Financial Statement Schedules (None)
     3.      List of Exhibits

Exhibit No. Description

3.1         Restated Certificate of Incorporation. (1)

3.2 Amendment to Certificate of Incorporation - Certificate of Designation of Series A Convertible Preferred Stock. (12)

3.3 Amendment to Certificate of Incorporation - Certificate of Designation of Series B Convertible Preferred Stock. (13)

3.4         Restated By-Laws. (1)

10.1        1994 Stock Option Plan, as amended. (1)

10.2 Amendment No. 1 dated as of June 12, 1996 to the Warrant Agreement between the Company and Whale Securities Co., L.P. dated as of April 14, 1996. (3)

10.3        Warrant Agreement between the Company and Whale
            Securities Co., L.P. dated as of June 17, 1996. (4)

10.4 Option Agreement between the Company and Acadia International Limited dated as of March 31, 1995. (2)

10.5 Strategic Alliance Agreement dated as of September 26, 1997, by and between TurboChef Technologies, Inc. and Maytag Corporation. (5)

10.6        First Extension of the Project Agreement
            (RCAP-II) dated March 4, 1998 by and between TurboChef Technologies, Inc. and Maytag Corporation (6)

10.7 Commercial Cooking Appliance Project Agreement dated as of July 29, 1998 by and between TurboChef Technologies, Inc. and Maytag Corporation. (7)

10.8 Employment Letter between Richard N. Caron and TurboChef Technologies, Inc. dated September 2, 1998. (8)

10.9 Master Agreement dated January 11, 1999 by and between TurboChef Technologies, Inc. and AIG Financial Securities Corp. (9)

10.10 Variable Stock Agreement dated January 14, 1999 by and between TurboChef Technologies, Inc. and AIG Financial Securities Corp. (10)

10.11 Pledge Agreement dated January 11, 1999 by and between TurboChef Technologies, Inc. and AIG Financial Securities Corp. (9)

10.12 Research and Development Contract dated July 29, 1999 by and between Gas Research Institute and TurboChef Technologies, Inc. (10)

10.13 License Agreement dated as of October 28, 1999 by and between Maytag Corporation and TurboChef Technologies, Inc. (10)

10.14 Promissory Note dated March 15, 2000 executed by Jeffrey B. Bogatin in favor of TurboChef Technologies, Inc. (11)

10.15 Pledge Agreement dated as of March 15, 2000 by and between Jeffrey B. Bogatin and TurboChef Technologies, Inc. (11)

10.16     Securities Purchase Agreement dated as of March 19, 2001. (13)

10.17     Warrant Certificate dated as of March 19, 2001. (13)

11 Statement Re: Computation of Per Share Earnings is not necessary because the computation of per share earnings on both a basic and diluted basis can be clearly determined from this report.

21        Subsidiaries of the Company. (6)

23.1      Consent of Arthur Andersen LLP (13)

23.2      Consent of BDO Seidman, LLP (13)

_____________

   (1) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-75008), and incorporated herein by reference.

   (2) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference.

   (3) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996, and incorporated herein by reference.

   (4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year December 31, 1996, and incorporated herein by reference.

   (5) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

   (6) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.

   (7) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.

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

   (11) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.

   (12) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, and incorporated by reference.

   (13)  Filed herewith.

(b)  Reports on Form 8-K

         The Company filed a Form 8-K on October 23, 2000 to report the engagement of BDO Seidman, LLP as the Company's independent accountants under Item 4.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     TURBOCHEF TECHNOLOGIES, INC.

                                     By:/s/ Richard N. Caron
                                        ----------------------------
                                     Richard N. Caron
                                     President, Chief Executive Officer
                                     and Director (Principal Financial Officer)

                                     By:/s/ John C. Shortley
                                        ----------------------------
                                     John C. Shortley
                                     Chief Accounting Officer, Controller,
                                     Treasurer and Assistant Secretary
                                     (Principal Accounting Officer)


Dated April 16, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Name                        Title                                Date
       ----                        -----                                ----


/s/ Jeffrey B. Bogatin  Chairman of the Board of Directors        April 16, 2001
Jeffrey B. Bogatin

/s/ Richard N. Caron    President, Chief Executive Officer        April 16, 2001
Richard N. Caron        and Director (Principal Executive
                        Officer and Principle Financial Officer)

/s/ Donald J. Gogel     Director                                  April 16, 2001
Donald J. Gogel

                         INDEX TO FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants                                             F-2
Report of Independent Public Accountants                                                       F-3

Financial Statements:
   Balance Sheets as of December 31, 2000 and 1999                                             F-4
   Statements of Operations for the years ended December 31, 2000, 1999 and 1998               F-5
   Statements of Stockholders' Equity for the years ended
     December 31, 2000, 1999 and 1998                                                    F-6 & F-7
   Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998               F-8
   Notes to Financial Statements for the years ended December 31, 2000, 1999 and 1998          F-9

All financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
TurboChef Technologies, Inc.
Dallas, Texas


We have audited the accompanying balance sheet of TurboChef Technologies, Inc. as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TurboChef Technologies, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company's recurring losses from operations and its continued dependence on access to external financing sources raise substantial doubt about its ability to continue as a going concern. Management plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


BDO Seidman, LLP

Dallas, Texas
March 27, 2001

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
TurboChef Technologies, Inc.


We have audited the accompanying balance sheet of TurboChef Technologies, Inc. as of December 31, 1999 and the related statements of operations, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TurboChef Technologies, Inc. as of December 31, 1999 and the results of its operations and its cash flows for each of the two years then ended in conformity with auditing standards generally accepted in the United States.


                                                 Arthur Andersen LLP

Dallas, Texas
March 30, 2000

                         TurboChef Technologies, Inc.

                                Balance Sheets

                   (Amounts in Thousands, Except Share Data)

                                                                                 At December 31,
                                                                             2000              1999
                                                                             ----              ----
                              Assets
                              ------
Current assets:
  Cash and cash equivalents                                               $  1,417          $  1,928
  Marketable securities available for sale, at fair value                        -             7,335
  Marketable securities - pledged, at fair value                                 -             7,920
  Accounts receivable net of allowance for doubtful accounts of
   $86 and $117 at December 31, 2000 and 1999, respectively                  2,154             1,280
  Inventory                                                                  1,023               252
  Prepaid expenses                                                             306               209
                                                                          --------          --------
                  Total current assets                                       4,900            18,924
                                                                          --------          --------

Property and equipment, net                                                    602               731

Premium on purchased put option, net                                             -             1,295
Other assets                                                                   220               119
                                                                          --------          --------
                  Total assets                                            $  5,722          $ 21,069
                                                                          ========          ========

                 Liabilities and Stockholders' Equity
                 ------------------------------------
Current liabilities:
  Accounts payable                                                        $  2,811          $  1,000
  Accrued expenses                                                             352               644
  Accrued upgrade and warranty costs                                           891             1,069
  Deferred revenue                                                               -             1,727
                                                                          --------          --------
                  Total current liabilities                                  4,054             4,440

Long-term liabilities:
  Long-term debt                                                                 -             6,406
  Accrued interest                                                               -               372
                                                                          --------          --------
                  Total long-term liabilities                                    -             6,778

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $100 par value.  Authorized 5,000,000 shares.
   21,000 and 0 issued at December 31, 2000 and 1999, respectively           2,100                 -
  Common stock, $.01 par value. Authorized 50,000,000 shares.
    Issued 15,728,423 and 15,090,373 shares at December 31,
    2000 and 1999, respectively                                                157               151
  Additional paid-in capital                                                35,878            34,119
  Accumulated deficit                                                      (33,742)          (30,010)
  Notes receivable from stock issuances                                     (2,274)             (685)
  Accumulated comprehensive income                                               -             6,727
  Treasury stock - at cost 32,130 shares in 2000 and 1999                     (451)             (451)
                                                                          --------          --------
                  Total stockholders' equity                                 1,668             9,851
                                                                          --------          --------

                  Total liabilities and stockholders' equity              $  5,722          $ 21,069
                                                                          ========          ========

The accompanying notes are an integral part of these financial statements.

                         TurboChef Technologies, Inc.
                           Statements of Operations
                   (Amounts in Thousands, Except Share Data)

                                                                         Years Ended December 31,
                                                                2000               1999               1998
                                                                ----               ----               ----
Revenues:
  Product sales                                           $     3,069        $     3,391        $     3,062
  Research and development fees                                 3,827              3,645              4,075
  Royalties                                                       950                 27                  -
                                                          -----------        -----------        -----------
                      Total revenues                            7,846              7,063              7,137


Costs and expenses:
  Cost of goods sold                                            3,846              3,267              2,677
  Research and development expenses                             3,731              4,092              2,311
  Selling, general and administrative expenses                  7,943              7,709              6,301
                                                          -----------        -----------        -----------
                      Total costs and expenses                 15,520             15,068             11,289
                                                          -----------        -----------        -----------

                      Operating loss                           (7,674)            (8,005)            (4,152)
                                                          -----------        -----------        -----------

Other income (expense):
  Interest income                                                 187                 79                 92
  Interest expense                                               (677)              (372)                 -
  Dividend income                                                 157                206                200
  Amortization of purchased put option premium                   (594)              (647)                 -
  Gain on the sale of purchased put option                      5,022                  -                  -
  Loss on disposal of assets                                     (126)                 -                  -
  Other income (expense)                                          (27)               (40)               (94)
                                                          -----------        -----------        -----------
                                                                3,942               (774)               198
                                                          -----------        -----------        -----------

                      Net loss                            $    (3,732)       $    (8,779)       $    (3,954)
                                                          ===========        ===========        ===========

Loss per common share - basic and diluted                      $(0.24)            $(0.59)            $(0.27)
                                                          ===========        ===========        ===========

 Weighted average number of common
    shares outstanding - basic and diluted                 15,602,211         14,983,486         14,611,724
                                                          ===========        ===========        ===========


The accompanying notes are an integral part of these financial statements.

                         TurboChef Technologies, Inc.
                      Statements of Stockholders' Equity
                   (Amounts in Thousands, Except Share Data)


                                                       Preferred Stock       Common stock      Additional paid- Accumulated
                                                       ---------------       ------------      ---------------- -----------
                                                       Shares    Amount    Shares      Amount     in capital     deficit
                                                       -----     ------    ------      ------     ----------     -------
Balance, December 31, 1997                               -      $    -  14,551,294      $146      $32,130       $(17,277)

  Net loss                                               -           -           -         -            -         (3,954)
  Net unrealized gain on marketable securities           -           -           -         -            -              -

  Comprehensive income (loss)

  Exercise of warrants                                   -           -      51,014         1          164              -
  Exercise of stock options                              -           -      56,826         1          141              -
  Purchase of treasury stock (14,748 shares)             -           -           -         -            -              -
                                                  ----------------------------------------------------------------------
Balance, December 31, 1998                               -      $    -  14,659,134      $148      $32,435       $(21,231)

  Net loss                                               -           -           -         -            -         (8,779)
  Net unrealized loss on marketable securities           -           -           -         -            -              -
  Net unrealized gain on purchased put option            -           -           -         -            -              -

  Comprehensive income (loss)

  Compensation expense                                   -           -           -         -          374              -
  Notes receivable for stock issuances                   -           -           -         -            -              -
  Issuance of warrants                                   -           -           -         -          153              -
  Exercise of warrants                                   -           -     121,172         1          392              -
  Exercise of stock options                              -           -     310,067         2          765              -
                                                  ----------------------------------------------------------------------
Balance, December 31, 1999                               -      $    -  15,090,373      $151      $34,119       $(30,010)

  Net loss                                               -           -           -         -            -         (3,732)
  Realized gain on marketable securities                 -           -           -         -            -              -
  Realized gain on purchased put option                  -           -           -         -            -              -

  Comprehensive income (loss)                            -           -           -         -            -

  Compensation expense                                   -           -           -         -          269              -
  Notes receivable for stock issuances                   -           -           -         -            -              -
  Issuance of preferred stock                       21,000       2,100           -         -            -              -
  Preferred stock dividend                               -           -           -         -          (57)             -
  Exercise of stock options                              -           -     638,050         6        1,547              -
                                                  ----------------------------------------------------------------------
Balance, December 31, 2000                          21,000      $2,100  15,728,423      $157      $35,878       $(33,742)
                                                  ======================================================================


The accompanying notes are an integral part of these financial statements.

                       TurboChef Technologies, Inc.
                     Statements of Stockholders' Equity
                   (Amounts in Thousands, Except Share Data)

                                                                           Accumulated
                                                                           -----------
                                                        Notes receivable      other                           Total
                                                        ----------------      -----                           -----
                                                              for          comprehensive     Treasury      stockholders'
                                                              ---          -------------     --------      ------------
                                                        stock issuances       income           stock          equity
                                                        ---------------       ------           -----          ------
 Balance, December 31, 1997                                 $      -           $     964     $   (334)       $     15,629

     Net loss                                                      -                   -            -              (3,954)
     Net unrealized gain on marketable securities                  -               7,328            -               7,328
                                                                                                              -----------
     Comprehensive income (loss)                                                                                    3,374

     Exercise of warrants                                          -                   -            -                 165
     Exercise of stock options                                     -                   -            -                 142
     Purchase of treasury stock (14,748 shares)                    -                   -         (117)               (117)
                                                            -------------------------------------------------------------
 Balance, December 31, 1998                                 $      -           $   8,292     $   (451)       $     19,193

     Net loss                                                      -                   -            -              (8,779)
     Net unrealized loss on marketable securities                  -              (4,188)           -              (4,188)
     Net unrealized gain on purchased put option                   -               2,623            -               2,623
                                                                                                             ------------
     Comprehensive income (loss)                                                                                  (10,344)

     Compensation expense                                          -                   -            -                 374
     Notes receivable for stock issuances                       (685)                  -            -                (685)
     Issuance of warrants                                          -                   -            -                 153
     Exercise of warrants                                          -                   -            -                 393
     Exercise of stock options                                     -                   -            -                 767
                                                            -------------------------------------------------------------
 Balance, December 31, 1999                                 $   (685)          $   6,727     $   (451)       $      9,851

     Net loss                                                      -                   -            -              (3,732)
     Realized gain on marketable securities                        -              (4,104)           -              (4,104)
     Realized gain on purchased put option                         -              (2,623)           -              (2,623)
                                                                                                             ------------
     Comprehensive income (loss)                                                                                  (10,459)

     Compensation expense                                          -                   -            -                 269
     Notes receivable for stock issuances                     (1,589)                  -            -              (1,589)
     Issuance of preferred stock                                   -                   -            -               2,100
     Preferred stock dividend                                      -                   -            -                 (57)
     Exercise of stock options                                     -                   -            -               1,553
                                                            -------------------------------------------------------------
 Balance, December 31, 2000                                 $ (2,274)          $       -     $   (451)       $      1,668
                                                            =============================================================

 The accompanying notes are an integral part of these financial statements.

                         TurboChef Technologies, Inc.
                           Statements of Cash Flows
                            (Amounts in Thousands)

                                                                                                 Years Ended December 31,
                                                                                       ----------------------------------------
                                                                                              2000         1999         1998
                                                                                              ----         ----         ----
Cash flows from operating activities:
   Net loss                                                                               $ (3,732)     $(8,779)     $(3,954)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
         Equity in loss of joint venture                                                         -            -          105
         Gain on sale of purchased put option                                               (5,022)           -            -
         Depreciation and amortization                                                         354          503          505
         Amortization of premium on purchased put option                                       594          647            -
         Non-cash interest on notes receivable from employees and directors                   (110)           -            -
         Non-cash compensation expense                                                         269          374           15
         Provision for doubtful accounts                                                        30           25           76
         Loss on disposal of assets                                                            126            -            -
         Changes in operating assets and liabilities:
            Accounts receivable                                                               (904)        (391)        (365)
            Inventories                                                                       (771)         266         (130)
            Prepaid expenses and other assets                                                  (81)        (158)          65
            Accounts payable                                                                 1,811          429           52
            Accrued expenses                                                                  (527)         726          717
            Deferred revenue                                                                (1,727)       1,678           27
            Accrued interest                                                                  (372)         372            -
                                                                                          --------      -------      -------
               Net cash used in operating activities                                       (10,062)      (4,308)      (2,887)
                                                                                          --------      -------      -------

Cash flows from investing activities:
   Sales of marketable securities and purchased put option                                  15,723            -        1,795
   Premium on purchased put option                                                               -       (1,943)           -
   Purchase of equipment and leasehold improvements                                           (332)        (492)        (186)
   Capitalization of patent costs                                                             (136)           -            -
   Investment in joint venture                                                                   -            -         (145)
                                                                                          --------      -------      -------
               Net cash provided by (used in) investing activities                          15,255       (2,435)       1,464
                                                                                          --------      -------      -------

Cash flows from financing activities:
   Borrowings under long-term debt                                                           6,795        7,879            -
   Payments on long-term debt                                                              (14,674)           -            -
   Repayments of notes receivable from employees                                                36            -            -
   Proceeds for the sale of preferred stock                                                  2,100            -            -
   Proceeds from the exercise of stock options                                                  39           82           26
   Proceeds from the issuance of warrants                                                        -          153            -
   Proceeds from the exercise of warrants                                                        -          393          164
                                                                                          --------      -------      -------
               Net cash (used in) provided by financing activities                          (5,704)       8,507          190
                                                                                          --------      -------      -------

Net increase (decrease) in cash and cash equivalents                                          (511)       1,764       (1,233)
Cash and cash equivalents at beginning of period                                             1,928          164        1,397
                                                                                          --------      -------      -------
Cash and cash equivalents at end of period                                                $  1,417      $ 1,928      $   164
                                                                                          ========      =======      =======

Supplemental disclosures of noncash activities:
   Noncash investing activity - net unrealized gain/(loss)
    on marketable securities                                                              $      -      $(4,188)     $ 7,328
                                                                                          ========      =======      =======
   Noncash investing activity - net unrealized gain
    on purchased put option                                                               $      -      $ 2,623      $     -
                                                                                          ========      =======      =======
   Noncash investing activity - accrued preferred
    stock dividend                                                                        $     57      $     -      $     -
                                                                                          ========      =======      =======
   Noncash investing activity - exercise of options
    for note receivable from employees and directors                                      $ (1,514)     $  (685)     $     -
                                                                                          ========      =======      =======

The accompanying notes are an integral part of these financial statements.

                         TurboChef Technologies, Inc.
                         Notes to Financial Statements
                       December 31, 2000, 1999 and 1998


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

    General
    -------

    TurboChef Technologies, Inc. ("the Company") was incorporated in the State of Delaware on April 3, 1991. Prior to its name change in July 1998, the Company operated under the name TurboChef, Inc. The Company is a foodservice technology company engaged primarily in designing, developing and marketing high-speed cooking systems. The Company believes its primary markets are with both residential and commercial food service operators throughout North America, Europe and Asia. Management believes that the Company operates in one primary business segment.

    Cash Equivalents
    ----------------

    For the purpose of these statements, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

    Financial Instruments
    ---------------------

    Investments in marketable securities at December 31, 1999, consisted of Maytag common stock. All Maytag common stock is considered available for sale under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and is stated at fair value, adjusted as described below. Unrealized holding gains and losses on available for sale securities are excluded from earnings and are reported as accumulated comprehension income, a separate component of stockholders' equity, until realized. Realized gains and losses from the sale of available for sale securities are determined on a specific identification basis.

    During 1999, the Company entered into a secured borrowing agreement and a purchased put option. The unrealized gains on the purchased put options are excluded from earnings and are reported as accumulated comprehensive income, a separate component of stockholders' equity, until realized. Unrealized gains related to marketable securities pledged under the secured borrowing agreement are recorded as a reduction to long-term debt and unrealized gains related to marketable equity securities that are not pledged are recorded as an increase to the value of such securities.

    The investment in Maytag common stock was liquidated in the fourth quarter of 2000 and the related borrowings were repaid in full.

    Inventories
    -----------

    Inventories are valued at the lower of cost or market and primarily consist of completed cooking systems and replacement parts. The Company determines cost for cooking systems by the specific cost method. Freight costs are included in costs of goods sold. Cooking systems used for demonstration and testing (demo systems) are generally depreciated over a one-year period. Depreciation for demo systems was $22,000, $244,000 and $303,000 for the years ended December 31, 2000, 1999, and 1998 respectively.

    Property and Equipment
    ----------------------

    Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets and accelerated methods for income tax purposes. Computer equipment is generally depreciated over a three-year period. All other property and equipment are generally depreciated over a five-year period.

                         TurboChef Technologies, Inc.
                         Notes to Financial Statements
                       December 31, 2000, 1999 and 1998


   Sales Deposits
   --------------

   Sales deposits consist of amounts received from customers for future purchases of cooking systems. Deferred amounts will be recognized as revenue when the cooking systems are installed for the customer.

   Revenue Recognition
   -------------------

   The Company records product sales when the product is installed for the customer. Fees for research and development services or technology transfers are recorded as earned on a proportional performance basis. Royalty revenues consist of royalties received from the sale of products embodying the Company's technologies. Royalty revenues are recorded when earned which is the period in which the products are sold. Reserves for sales returns and allowances are recorded in the same accounting period as the related revenues. As of December 31, 2000 and 1999, there were no reserves established as sales returns and allowances were not significant.

   Other Assets
   ------------

   Other assets consist primarily of capitalized patent costs, which include outside legal fees incurred in the registration of the Company's patents. These costs are amortized over the economic life of the patents, ranging from four to ten years. Patent amortization was $19,000, $13,000 and $23,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

   Research and Development Expenses
   ---------------------------------

   Research and development expenses consist of all costs incurred in planning, design and testing of the high-speed commercial cooking systems, including salary costs related to research and development, and are expensed as incurred.

   Product Warranty
   ----------------

   The Company's cooking systems are under warranty against defects in material and workmanship for a period of one year. Anticipated future warranty costs are estimated, based upon historical expenses, and are recorded in the period cooking systems are sold (see Note 8).

   Income Taxes
   ------------

   The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company adjusts the deferred tax asset valuation allowance based upon judgements as to future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results.

                         TurboChef Technologies, Inc.
                         Notes to Financial Statements
                       December 31, 2000, 1999 and 1998

   Loss Per Common Share
   ---------------------

   The Company provides basic and dilutive loss per common share information for each year presented. The basic net loss per common share is computed by dividing the net loss, plus the dividends on preferred stock, by the weighted average number of common shares outstanding. For the years ended December 31, 2000, 1999 and 1998, net loss applicable to common stockholders is as follows:


                                                                      (in thousands)
                                                               2000         1999         1998
                                                               ----         ----         ----
   Net loss......................................           $(3,732)     $ (8,779)    $ (3,954)
   Dividends on preferred stock..................               (57)            -            -
                                                            -------      --------     --------

   Net loss applicable to common stockholders....           $(3,789)     $ (8,779)    $ (3,954)
                                                            =======      ========     ========

   Diluted net loss per common share is computed by dividing the net loss, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2000, 1999 and 1998, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. For the year ended December 31, 2000, the potential dilutive securities include options and warrants, which are convertible into 3,499,000 shares of common stock and $2,100,000 of convertible preferred stock, which conversion rate is dependent upon the average market price of the Company's common stock (see Note 10). For the years ended December 31, 1999 and 1998, the potential dilutive securities included options and warrants on 3,145,000 and 3,278,239 shares of common stock, respectively.

   Stock Option Plans
   ------------------

   The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related technical interpretations. Compensation expense for options granted to employees is recorded on the date of grant only if the market price of the underlying stock exceeds the exercise price. Since the Company grants substantially all stock options with an exercise price equal to or greater than the current market price of the stock on the grant date, no compensation expense is recorded. The Company has also adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Under SFAS 123 the Company has elected the disclosure provisions, rather than the recognition provisions, and will continue to account for stock-based compensation under APB 25.

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

                         TurboChef Technologies, Inc.
                         Notes to Financial Statements
                       December 31, 2000, 1999 and 1998

   Fair Value of Financial Instruments
   -----------------------------------

   The carrying amount of cash and cash equivalents, pledged marketable securities, accounts receivable, note receivable from employees and directors, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments.

   The Company liquidated its investment in Maytag stock in November 2000. The proceeds were used to pay the related long-term debt.

   Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
   -----------------------------------------------------------------------

   The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less estimated sales expenses. Management believes no impairment exists as of December 31, 2000.

   Reclassifications
   -----------------

   Certain amounts in prior periods financial statements have been reclassified to conform to current year presentation.

   New Accounting Pronouncements
   -----------------------------

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". This SAB does not change any existing rules on revenue recognition, rather it provides guidance based on interpretations and practices followed by the SEC. The Company's implementation of SAB 101 during the fourth quarter of 2000 did not have a material impact on its financial position or results of operations.

   In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board ("APB") No. 25. FIN No. 44 clarifies the application of APB No. 25 for the definition of an employee for the purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN No. 44 effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 1, 2000. The Company's implementation of FIN No. 44 did not have a material impact on its financial position or results of operations.

   In June 1998, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Implementation of this standard was delayed by the FASB for a 12-month period through the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging

                         TurboChef Technologies, Inc.
                         Notes to Financial Statements
                       December 31, 2000, 1999 and 1998

   Activities - deferral of effective date of FASB Statement No. 133". In additional, SFAS No. 133 was amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity." The Company will adopt SFAS No. 133 as of January 1, 2001, as amended, as required for its first quarterly filing of fiscal year 2001. The Company does not believe that this will have a material impact on the Company's financial statements.

2. LIQUIDITY
   ---------

   Although the Company has historically incurred significant losses, the Company expects to generate future cash flows from the direct sale of its commercial cooking systems, royalties from the sale of its commercial cooking systems, license fees for the non-exclusive licensing of its technologies, research and development fees for product development and, as necessary and available, raising capital through future equity or debt financing. In March 2001, the Company raised $2,000,000 through the sale of its 8% convertible preferred stock (see Note 13).

   As discussed in Note 4 of the consolidated financial statements, Maytag has put its residential Jenn-Air(R) Accellis(TM) 5XP wall oven, which incorporated the Company's rapid cook technologies, on hold and does not have any plans on releasing this unit beyond its pilot program stages during fiscal 2001. This event makes it unlikely that Maytag will fund additional research and development for residential products. If revenues from cooking system sales, cash from its financing agreements and external financing are not sufficient, the Company will be required to revise its plan of operations and engineering activities and reduce other general and administrative expenses. There is no assurance that the Company will be able to find alternative sources of funding which could have a significant adverse effect on the Company's current and future operations.

   The Company anticipates that it will need to obtain additional sources of funding in order to continue its ongoing operations according to its current plans. Management believes that through sales of its commercial cooking systems, minimum royalties, technology transfer fees and the possibility of raising capital through debt and equity financing, the Company will have adequate funding for its continued operations and research and development efforts throughout 2001. No assurances can be made that the Company will actually obtain the necessary funding to finance its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertianty.

3. LONG-TERM CONTRACTS
   -------------------

   In September 1997, the Company and Maytag Corporation ("Maytag") entered into a "Strategic Alliance Agreement" ("Alliance") for the purpose of the development and commercialization of innovative products based on new technologies in the areas of heat transfer and thermodynamics. In connection with the Alliance, the Company issued 564,668 shares of common stock with an aggregate fair market value of approximately $10.0 million for 293,846 shares of Maytag common stock at the same aggregate market value. In addition, the Company received fees from Maytag for product development activities. These fees totaled $4,075,000 in 1998.

             In October 1999, the Company entered into a commercial License Agreement with Maytag that broadened their distribution rights with respect to commercial cooking products utilizing the Company's rapid cook technologies. Pursuant to the terms of the agreement, Maytag now has exclusive rights to market and sell throughout North America and certain worldwide rights to sell

                         TurboChef Technologies, Inc.
                         Notes to Financial Statements
                       December 31, 2000, 1999 and 1998

   to North American based chains with international locations. This exclusivity extends until March 2002, with certain applications extending until March 2003. In consideration for these rights, Maytag agreed to pay the Company per unit royalties of approximately $500. In the event that actual gross margins exceed target levels, the Company will share equally in the incremental margin. Maytag has also agreed to establish $5.75 million as the minimum royalty threshold over the first twenty-four months of exclusivity, which was amended to begin in the third quarter of 2000, with minimum royalty payments of $1.0 million in 2000, $2.9 million in 2001 and $1.9 million in 2002. Maytag also provided the Company with $2.5 million in 1999 and $2.1 million in 2000, for the research and development of prototype units relating to this agreement, which are included in research and development fees in each respective year. However, of the $1.0 million of minimum royalties earned in 2000, Maytag did not pay the $500,000 payment due on February 14, 2001. As a result, the Company, as provided under the License Agreement, cancelled the agreement and is currently in arbitration with Maytag for non-payment of minimum royalties due the Company under the License Agreement (see
   Note 13).

   During the second half of 1999, the Company completed the transition of its North American Sales and Marketing responsibilities to G.S. Blodgett Corporation ("Blodgett"), a wholly owned subsidiary of Maytag, engaging in the manufacturing and sales of commercial foodservice equipment. In addition, Blodgett has also adopted the responsibility of manufacturing of the Company's commercial products. Blodgett is currently the Company's sole source of supply for its cooking systems. In January 2001, Blodgett demanded that the Company renegotiate the terms of the License Agreement, which were unfavorable to the Company. As a result, the Company filed for arbitration, as provided for under the License Agreement (see Note 13).

   In its efforts to find potential marketing and manufacturing partners in Europe and Asia, the Company established a manufacturing venture with Shandong Xiaoya Group in China in the second quarter of 2000. The Company expects that the Shandong Xiaoya Group will be producing the "C" model commercial cooking system in the second quarter of 2001. The Company has committed to purchase 500 units from the Shandong Xiaoya Group during fiscal 2001.

   In July 1999, the Company entered into an agreement with the Gas Research Institute ("GRI") to develop natural gas-fueled versions of the Company's commercial and residential cooking systems. The agreement provided the Company with $2 million in funding during 1999, of which $1,847,000 was recorded as deferred revenue and recognized as income on a proportional performance basis as costs are incurred on the commercial countertop rapid cook systems. In addition to the funding, the Company is allowed access to GRI's extensive patent portfolio and years of experience with natural gas related products. In exchange for the funding, GRI received 50,000 warrants to purchase the Company's common stock, which were valued at $153,000, and a defined percentage of the royalty that the Company receives on the sale of various commercial products in North America and Europe. Such payments terminate upon the cumulative payments of $4,000,000 to GRI. The Company began paying royalties to GRI in fiscal year 2000. As of December 31, 2000, the Company has paid royalties to GRI totaling $37,000 and has accrued an additional $37,000 due to GRI.

4. CONCENTRATION OF BUSINESS RISKS
   -------------------------------

   For the years ended December 31, 2000, 1999 and 1998, the Company received $2,100,000, $3,525,000 and $4,075,000, respectively, in fees for product development services and technology transfers from the Maytag Alliance. This represents 27%, 50% and 57% of the Company's total revenues for the years ended December 31, 2000, 1999 and 1998, respectively.

                         TurboChef Technologies, Inc.
                         Notes to Financial Statements
                       December 31, 2000, 1999 and 1998

   Maytag introduced the Company's high-speed cooking technologies to the US residential market, when it launched the Jenn-Air(R) Accellis(TM) 5XP wall oven. However, due to recent strategy and leadership changes in the Maytag organization, Maytag announced on January 25, 2001 that the Accellis 5XP oven is currently on hold and does not have any plans on releasing this unit beyond its pilot program stage. This product was not subject to minimum royalty agreement between the Company and Maytag.

   During the second half of 1999, the Company completed the transition of its North American Sales and Marketing responsibilities to G.S. Blodgett Corporation ("Blodgett"), a wholly owned subsidiary of Maytag, engaging in the manufacturing and sales of commercial foodservice equipment. In addition, Blodgett has also adopted the responsibility of manufacturing of the Company's commercial products. Blodgett is currently the Company's sole source of supply for its cooking systems. In January 2001, Blodgett demanded that the Company renegotiate the terms of the License Agreement, which were unfavorable to the Company. As a result, the Company filed for arbitration, as provided under the License Agreement (see Note 13).

   In its efforts to find potential marketing and manufacturing partners in Europe and Asia, the Company established a manufacturing venture with Shandong Xiaoya Group in China in the second quarter of 2000. The Company expects that the Shandong Xiaoya Group will be producing the "C" model commercial cooking system in the second quarter of 2001. The Company has committed to purchase 500 units from the Shandong Xiaoya Group during fiscal 2001.

   As of December 31, 1999, 100% of marketable equity securities and their related unrealized gain on the purchased put options and 81% of current assets are comprised of Maytag common stock and related purchase put value. The Company liquidated its investment in Maytag stock in November 2000 and recognized a gain of $5,022,000 relating to these securities. The Company used these proceeds to repay its long-term debt agreements.

   During fiscal year 2000, 71% the Company's direct sales were to one customer. During fiscal year 1999, 42% the Company's direct sales were to two customers and in fiscal year 1998, the Company did not have any one customer who accounted for 10% or more of the Company's direct sales.

5. DEBT
   ----

   In January 1999, the Company terminated an existing revolving credit agreement with its bank and entered into a secured borrowing agreement with Banque AIG, London Branch (an affiliate of American International Group, Inc. ("AIG Facility")). The AIG Facility provided for the Company to pledge its Maytag shares in the form of a "Variable Stock Transaction" and to receive cash advances against the value of the Maytag shares. All advances were scheduled to mature on January 14, 2002. Interest was imputed at rates ranging from 5.8% to 8.0%. The Company satisfied the outstanding obligation by surrendering Maytag shares equal to the fair value of the obligation in November 2000.

                         TurboChef Technologies, Inc.
                         Notes to Financial Statements
                       December 31, 2000, 1999 and 1998

6. PROPERTY AND EQUIPMENT
   ----------------------

   At December 31, 2000 and 1999, property and equipment consisted of:

                                                     2000          1999
                                                     ----          ----
                                                    (Dollars in thousands)
   Leasehold improvements                           $  257        $  315
   Furniture and fixtures                              764           720
   Equipment                                           263           518
                                                    --------------------
                                                     1,284         1,553
   Less accumulated depreciation                      (682)         (822)
                                                    --------------------

                                                    $  602        $  731
                                                    ====================

   Depreciation expense was $337,000, $259,000 and $179,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

7. CERTAIN TRANSACTIONS WITH STOCKHOLDERS
   --------------------------------------

   Notes Receivable
   ----------------

   In 1999, the Company loaned an aggregate of $710,000 to three of its employees and two of the Company's directors. The loaned amounts were used by such employees and directors to exercise 284,000 stock options at an exercise price of $2.50 per share. All such loans are full-recourse and are secured by the underlying securities and the general assets of the respective borrower. Four of the loans have a term of two years and are payable, along with accrued interest, in February, March and April 2001. One of the loans has a term of five years and is payable, along with accrued interest, on April 2004. All of the notes are recorded as a reduction to Stockholders' Equity. The notes bear interest at a rate of 4.8%. The market rate of interest on March 31, 1999 was 7.0%, based upon margin rates obtained through various discount brokers. The difference between interest earned by the Company on the notes and the market rate of interest is recorded as compensation expense. In November 2000, a loan amount of $35,000, plus accrued interest, was repaid in full. In December 1999, the loan amount of $37,500 plus accrued interest was repaid in full.

   In March 2001, the Company extended two of the notes, totaling $138,000, due in March/April 2001 until March/April 2004.

   In 2000, the Company loaned an aggregate of $1,513,500 to two of its employees and one of its directors. Of this amount $13,500 was used by such employees to exercise 9,000 stock options at an exercise price of $1.50 per share in February 2000. The remainder of $1,500,000 was used by such director to exercise 600,000 stock options at an exercise price of $2.50 per share in March 2000. All such loans are full recourse and are secured by the underlying securities. Each loan has a term of five years and is payable, along with accrued interest in February and March 2005. The notes are recorded as a reduction to Stockholders' Equity. The notes bear interest at a rate of 6.7%. The market rates of interest in February and March 2000 was 7.5%, based upon margin rates obtained through various discount brokers. The difference between interest earned by the Company on the notes and the market rate of interest is recorded as compensation expense.

                         TurboChef Technologies, Inc.
                         Notes to Financial Statements
                       December 31, 2000, 1999 and 1998


   Total compensation expense related to notes receivable from such employees and directors was $24,000 and $11,000 for the years ended December 31, 2000 and 1999, respectively.

8. ACCRUED WARRANTY AND UPGRADE COSTS
   ----------------------------------

   The Company generally provides a one-year parts and labor warranty on its cooking systems. Warranty costs under this program were $282,000, $161,000 and $130,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

   On September 1, 1999, the Company entered into an agreement to upgrade and warranty 262 cooking systems installed for Whitbread PLC. The Company received approximately $1.4 million from Whitbread PLC to complete the upgrade and warranty the cooking systems for a three-year period, beginning in September 1999. The cooking system upgrades included design changes that should substantially increase the life and durability of the cooking systems. The Company recorded a corresponding liability of $1.4 million representing the estimated cost of upgrade and warranty. The liability is reduced as services related to the upgrade and warranty are incurred. During 2000 and 1999, the Company accrued an additional $985,000 and $755,000, respectively, for expenses relating to the completion of the upgrade and remainder of the warranty period. The cooking system upgrades were completed in February 2000. Based upon historical experience, the Company believes that it has accrued expenses sufficient to cover the total cost of the upgrades and any charges arising during the three-year warranty period. There can be no assurance that future expenses incurred on the upgrade and three-year warranty will not have a material adverse effect upon the Company.

9. INCOME TAXES
   ------------

   The following is a reconciliation of the provision (benefit) for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statements of Operations:

                                                   2000          1999         1998
                                                   ----          ----         ----
   Computed "expected" tax benefit               $(1,354)      $(2,917)     $(1,344)
   Research and development credit                     -             -          (98)
   Other                                             (85)         (205)          83
   Valuation Allowance                             1,439         3,122        1,359
                                                 -------       -------      -------
   Income tax benefit                            $    --       $    --      $    --
                                                 =======       =======      =======

                         TurboChef Technologies, Inc.
                         Notes to Financial Statements
                       December 31, 2000, 1999 and 1998

     The components of the Company's net deferred tax assets were as follows:

                                                                                                   December 31
                                                                                       -----------------------------------
                                                                                          2000                  1999
                                                                                          ----                  ----
     Deferred tax assets:
        Warranty reserves                                                               $    388               $   363
        Amortization of premium on purchased put option                                        -                   220
        Research and development credit carryforwards                                        245                   245
        Net operating loss carryforwards                                                   9,862                 8,180
        Other                                                                                102                  150
                                                                                        --------               -------
            Total gross deferred tax assets                                               10,597                 9,158
        Less valuation allowance                                                         (10,597)               (9,158)
                                                                                        --------               -------
            Net deferred tax assets                                                            -                     -
                                                                                        --------               -------
     Deferred tax liabilities:                                                                 -                     -
                                                                                        --------               -------
            Net                                                                         $      -               $     -
                                                                                        ========               =======

     In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the historical operating results of the Company, management is unable to conclude on a more likely than not basis that deferred income tax assets will be realized. Accordingly, the Company recorded a valuation allowance equal to 100% of the deferred tax assets at December 31, 2000 and 1999.

     At December 31, 2000, the Company has net operating loss carryforwards for federal income tax purposes of $29.0 million, which may be used against future taxable income, if any, and which expire in years 2009 to 2015. Any change in ownership under Internal Revenue Code Section 382 could limit the annual utilization of these carryforwards and cause some amount of the carryforwards to expire unutilized.

     The Company also has research and development credit carryforwards of approximately $720,000, which may be used to offset future federal tax liability, if any.

10.  STOCKHOLDERS' EQUITY
     --------------------

     Stock Option Plan
     -----------------

     The Company adopted the 1994 Stock Option Plan ("the Stock Option Plan"), which was amended in March 1994, June 1995, February 1997, June 1997, June 1998, October 1998 and July 2000, pursuant to which stock options covering an aggregate of 4,650,000 shares of the Company's common stock may be granted. Options awarded under the Stock Option Plan (i) are generally granted at exercise prices which equate to or are above quoted market price on the date of the grant; (ii) generally become exercisable over a period of one to four years; and (iii) generally expire five, seven or ten years subsequent to award.

     At December 31, 2000, there were 402,784 shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $1.06, $4.25 and $3.28, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: For 2000, Risk-free interest rate, ranging from 5.73% to 6.79%; expected life, ten years; expected dividend yield, 0%; and volatility, 38%. For 1999, Risk-free interest rate, ranging from 5.19% to 6.24%; expected life, seven to ten years; expected dividend

                         TurboChef Technologies, Inc.
                         Notes to Financial Statements
                       December 31, 2000, 1999 and 1998


     yield, 0%; and volatility, 39%. For 1998, Risk-free interest rate, ranging from 4.02% to 5.63%; expected life, seven years; expected dividend yield, 0%; and volatility, 41%.

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

                                                       2000                  1999                  1998
                                                       ----                  ----                  ----
          Net loss:
           As reported                               $ (3,732)             $ (8,779)             $ (3,954)
           Loss per common share - basic
            and diluted                              $   (.24)             $   (.59)             $   (.27)
           Pro forma                                 $ (4,085)             $ (8,403)             $ (5,448)
           Loss per common share - basic
            and diluted                              $   (.26)             $   (.58)             $   (.37)

     Pro forma net loss reflects only options granted since January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options vesting period of up to four years and compensation cost for options granted prior to January 1, 1995, is not considered.

     A summary of stock option activity follows:

                                                                                 Weighted
                                                               Number of         Average
                                                                 Shares       Exercise Price
                                                                 ------       --------------
          Options outstanding at December 31, 1997             2,110,893           $ 6.87
                                                               =========           ======

          Options granted                                      1,245,000             6.40
          Options exercised                                      (56,826)            2.50
          Options canceled                                      (222,000)            9.51
                                                               ---------           ------
          Options outstanding at December 31, 1998             3,077,067           $ 6.57
                                                               =========           ======

          Options granted                                        422,500             8.14
          Options exercised                                     (310,067)            2.47
          Options canceled                                      (458,000)           12.73
                                                               ---------           ------
          Options outstanding at December 31, 1999             2,731,500           $ 6.13
                                                               =========           ======

          Options granted                                      1,535,000             2.57
          Options exercised                                     (638,050)            2.44
          Options canceled                                      (813,950)            7.63
                                                               ---------           ------
          Options outstanding at December 31, 2000             2,814,500           $ 4.77
                                                               =========           ======

                         TurboChef Technologies, Inc.
                         Notes to Financial Statements
                       December 31, 2000, 1999 and 1998

     At December 31, 2000, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.32 - $9.63 and 6.6 years, respectively. The following table summarizes information about the Company's stock options outstanding at December 31, 2000:

                                                Options Outstanding                                        Options Exercisable
                                                -------------------                                        -------------------


                                                                    Weighted                                             Weighted
                                             Outstanding as of       Average           Weighted       Exercisable as      Average
              Range of Exercise                 December 31,        Remaining           Average       of December 31,    Exercise
                   Prices                           2000         Contractual Life   Exercise Price         2000            Price
           -------------------------------------------------------------------------------------------------------------------------
                $1.32 - $5.00                    1,432,500             8.6             $    2.13          545,418        $   2.86
                $5.01 - $9.63                    1,382,000             4.9             $    7.13          744,500        $   7.01

     At December 31, 2000, 1999 and 1998, the number of options exercisable was 1,289,918, 1,435,000 and 1,291,566, respectively, and the weighted-average exercise price of those options was $5.25, $5.32 and $4.22, respectively.

     Two former joint venture partners have options to purchase 262,500 and 21,000 shares of common stock at $2.50 and $9.00 per share, respectively. These options expire on December 27, 2005 and March 31, 2006. In addition, the Company's former US Sales & Marketing employees, and certain other employees, have been extended their options to purchase 271,000 shares of common stock at prices ranging from $1.32 share to $9.25 share. These options expire at various dates in 2001, 2004, 2005, 2006 and 2010. Compensation expense in the amount of $245,000 has been recorded and is included in selling, general and administrative expense of the Company's statement of operations. As of December 31, 2000, none of these options have been exercised.

     Authorized Shares
     -----------------

     In June 1999, the Board of Directors of the Company approved a proposal to authorize the issuance of up to 5,000,000 shares of Preferred Stock.

     Stock Issuances
     ---------------

     In August 2000, the Company entered into another agreement with GRI in which they purchased $2.1 million of the Company's Convertible Preferred Stock for $100.00 per share. The 21,000 shares of Convertible Preferred Stock carry a dividend of 7% per annum which is payable in common shares upon conversion of the Convertible Preferred Stock into the Company's common stock. These securities will be converted into shares of the Company's common stock on the earlier of the Company's next generation residential oven becoming generally available for delivery to consumers in the United States or March 31, 2002. The conversion rate of the Convertible Preferred Stock will be dependent upon the average closing price of the Company's common stock over a fixed period of time prior to the conversion date.

                         TurboChef Technologies, Inc.
                         Notes to Financial Statements
                       December 31, 2000, 1999 and 1998


     Treasury Stock
     --------------

     During 1998, the Company accepted issued shares of stock, at market value, as payment to exercise vested stock options at their granted price. These treasury stock transactions totaled $117,000. There were no treasury stock transactions during 1999 or 2000.

     Stock Warrants
     --------------

     In connection with the Company's initial public offering, the Company sold the underwriters warrants to purchase 260,000 shares at $3.25 per share (the IPO Warrants) of which 121,172 warrants were exercised in 1999 and 51,014 warrants were exercised in 1998. As of December 31, 1999, all of the IPO Warrants had been exercised.

     In June 1996, the Company sold the underwriters of the secondary public offering warrants to purchase 80,000 shares at $24.00 per share (the June 1996 Warrants). None of the June 1996 Warrants had been exercised as of December 31, 2000.

     In July 1999, the Company issued warrants to GRI, in accordance with a research and development agreement, to purchase 50,000 shares at $13.87 per share (the GRI Warrants). None of the GRI Warrants had been exercised as of December 31, 2000. The Company valued the warrants at $153,000 and is recorded in stockholders' equity in the accompanying financial statements.

11.  RELATED-PARTY TRANSACTIONS
     --------------------------

     Since inception of the Company, an entity (which was founded and is principally owned by the Company's former Vice President - Engineering) has performed engineering and development work for the Company. During the years ended December 31, 2000, 1999 and 1998, the Company paid the entity fees of $18,000, $172,000 and $112,000, respectively, relating primarily to research and development charges incurred on behalf of the Company.

     For the year ended December 31, 2000 and 1999, the Company made net purchases of cooking system inventory and related equipment from Blodgett, a North American foodservice equipment manufacturer, in the amount of $1,553,000 and $918,000, respectively. The Company did not purchase any cooking equipment from Blodgett during fiscal 1998. Blodgett is a wholly owned subsidiary of Maytag Corporation.

     For the year ended December 31, 2000 and 1999, the Company earned $1,021,000 and $27,000, respectively, in royalties from Blodgett for sales of cooking systems that utilized the Company's licensed technology and for minimum royalties pursuant to the commercial License Agreement. At December 31, 2000, in connection with agreement, the Company has accrued minimum royalties due from Blodgett of $500,000. In addition, as of December 31, 2000, the Company has recorded a receivable for reimbursement of expenses due from Blodgett of $252,000 and a payable for oven purchases due to Blodgett of $1,370,000. These balances will be settled in connection with the Company's demand for arbitration under the commercial License Agreement for the cancellation of the agreement and non-payment of minimum royalties (see Note 13). For the year ended December 31, 1998, there were no royalty payments from Blodgett.

     In fiscal year 2000 under its long-term agreement with GRI (see Note 3), the Company paid GRI $37,000 for its share of royalty revenue received under the Company's commercial License Agreement with Blodgett. In addition, the Company has accrued an additional $37,000 to GRI.

                         TurboChef Technologies, Inc.
                         Notes to Financial Statements
                       December 31, 2000, 1999 and 1998


     For the years ended December 31, 1999 and 1998, the Company made net purchases of cooking system inventory and related equipment from Techniform Waterford Ltd. ("Techniform"), an Ireland based manufacturer, in the amounts of $773,000 and $1,523,000, respectively. The manufacturing relationship with Techniform was terminated in March 1999. Techniform is owned and operated by The Queally Group, a 50% owner of the Company's former joint venture, TurboChef Europe. No such purchases were made in 2000.

     For the years ended December 31, 1998, the Company had net cooking system sales of $572,000 to its European joint venture, TurboChef Europe. This joint venture was terminated in June 1998.

     The Company has notes receivable with shareholders and directors (see Note
     7).

12.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     Under the terms of a three-year upgrade and extended warranty agreement, the Company has committed to upgrade and warranty 262 cooking systems installed for a European customer prior to September 1999. At December 31, 2000 the Company has accrued $891,000 in connection with this warranty agreement (see Note 8).

     The Company is obligated under certain non-cancelable leases for office space and equipment, the majority of which have remaining terms of less than one year. Obligations for office space, which extends beyond one year, are $341,000 and $202,000 in 2001 and 2002 respectively.

     The Company, under its long-term agreement with GRI, is required to pay a defined percentage of the royalty the Company receives on the sale of its commercial products in North America and Europe to GRI. These payments terminate upon the cumulative payments to GRI of $4,000,000.

     The Company, under its joint venture agreement with the Shandong Xiaoya Group, has committed to purchase a minimum of 500 model C-3 units during 2001.

13.  SUBSEQUENT EVENTS
     -----------------

     During the first quarter of 2001, Maytag took action, which the Company believes resulted in termination of the Commercial Appliance Project Agreement ("CCAP") and associated License Agreement. As a result of these actions, both Maytag and the Company have filed claims under the arbitration provision of these agreements. Maytag has claimed that the Company has breached the CCAP and related License Agreement, and is seeking to recover damages of approximately $4.2 million. One of the Company's claims is that, as a result of its termination of the agreement, Maytag is required to pay to the Company the remaining balance of minimum royalties that are due under the License Agreement of $5.25 million, of which $500,000 was accrued as of December 31, 2000. Although the Company believes that it will prevail on its claims, the outcome of the arbitration proceeding is uncertain. The termination of the Maytag agreements could have a material adverse effect on the Company's financial position and results of operations. Since the outcome of the arbitration proceeding is uncertain, no adjustments have been made to the financial statements.

     In March 2001, the Company raised $2,000,000 through the sale of its 8% Series B convertible preferred stock. The dividend on the preferred stock is payable, at the Company's option, in either cash or shares of common stock. The preferred stock is convertible to common stock at $1.00 per common share (representing the closing sale price of the common stock on the date of funding). In connection with this transaction, the Company also issued to the investor warrants to purchase an additional 1,000,000 shares of common stock at $1.20 per share. These warrants are exercisable in three equal annual installments, commencing one year from the date of issuance and expire in 2011.

                         TurboChef Technologies, Inc.
                         Notes to Financial Statements
                       December 31, 2000, 1999 and 1998


14.  QUARTERLY FINANCIAL INFORMATION (unaudited)
     -------------------------------------------

     Unaudited quarterly financial information follows (in millions except per share data):

                                                                                                                        Fiscal
      2000                                              First          Second            Third        Fourth/(1)/        Year
      ----                                              -----          ------            -----        -----------        ----
      Total revenues                              $     2,237     $       502      $     2,706     $     2,401     $     7,846
      Operating loss                                   (1,658)         (3,329)          (1,364)         (1,323)         (7,674)
      Net (loss) income                                (1,841)         (3,622)          (1,616)          3,347          (3,732)
      Basic and diluted loss per share            $     (0.12)    $     (0.23)     $     (0.10)    $      0.21     $     (0.24)
      Number of shares used in the
        computation of loss per share              15,220,802      15,728,423       15,728,423      15,728,423      15,602,211

      1999
      ----

      Total revenues                              $     1,699     $     1,352      $       540     $     3,472     $     7,063
      Operating loss                                   (1,310)         (2,627)          (2,754)         (1,314)         (8,005)
      Net loss                                         (1,466)         (2,810)          (3,015)         (1,488)         (8,778)
      Basic and diluted loss per share            $     (0.10)    $     (0.19)     $     (0.20)    $     (0.10)    $     (0.59)
      Number of shares used in the
        computation of loss per share              14,675,572      15,071,893       15,090,373      15,090,373      14,983,486

      /(1)/ The Company's net income increased in the fourth quarter of 2000 because of the gain recognized on the sale of marketable securities of $5,022 in November 2000. In addition, the Company completed the amortization into revenue of approximately $1,300 deferred revenue related to the completion of the commercial development of its C-3 oven in the fourth quarter of 2000 resulting in the writedown of obsolete inventory of approximately $215,000.