Form 10-Q
period 2001-03-31
TURBOCHEF TECHNOLOGIES INC
filed 2001-05-15
CIK 916545

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                           _________________________
                                   Form 10-Q

               (Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Quarter ended March 31, 2001
                                         OR
         [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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


   Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.


                                         Number of Shares Outstanding
          Title of Each Class                  at May 11, 2001
          -------------------                  ---------------
      Common Stock, $0.01 Par Value               15,728,423

                          TURBOCHEF TECHNOLOGIES, INC.
                               TABLE OF CONTENTS

Form 10-Q Item                                                              Page
--------------                                                              ----

Part I.    Financial Information

     Item 1.  Financial Statements

              Condensed Balance Sheets as of March 31, 2001 (unaudited) and
              December 31, 2000...............................................3

              Unaudited Interim Condensed Statements of Operations for the
              three months ended March 31, 2001 and 2000......................4

              Unaudited Interim Condensed Statements of Cash Flows for the
              three months ended March 31, 2001and 2000.......................5

              Notes to the Interim Condensed Financial Statements.............6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................9

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk......13

Part II.      Other Information

     Item 1.  Legal Proceedings...............................................14

     Item 2.  Changes in Securities and Use of Proceeds.......................14

     Item 3.  Defaults Upon Senior Securities.................................14

     Item 4.  Submission of Matters to a Vote of Security Holders.............14

     Item 5.  Other Information...............................................15

     Item 6.  Exhibits and Reports on Form 8-K................................15

              Signatures......................................................16

                          TurboChef Technologies, Inc.
                            Condensed Balance Sheets
                    (Amounts in Thousands, Except Share Data)



                                                                             March 31,    December 31,
                                                                             --------      --------
                                                                               2001          2000
                                                                             --------      --------
                                                                             (Unaudited)
                                    Assets
Current assets:
  Cash and cash equivalents                                                   $  1,987       $  1,417
  Accounts receivable net of allowance for doubtful accounts of $74
    and $86 at March 31, 2001 and December 31, 2000, respectively                1,857          2,154
  Inventory                                                                      1,033          1,023
  Prepaid expenses                                                                 187            306
                                                                               --------       --------
           Total current assets                                                  5,064          4,900
                                                                               --------       --------

Property and equipment, net                                                        550            602

Other assets                                                                       182            220
                                                                              --------       --------
           Total assets                                                       $  5,796       $  5,722
                                                                              ========       ========

                     Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                            $  2,473       $  2,811
  Accrued expenses                                                                 435            352
  Accrued upgrade and warranty costs                                               873            891
                                                                              --------       --------
           Total current liabilities                                             3,781          4,054

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1.00 par value. Authorized 5,000,000 shares.
    41,000 and 21,000 issued at March 31, 2001 and
    December 31, 2000, respectively                                              3,720          2,100
  Common stock, $.01 par value. Authorized 50,000,000 shares.
    Issued 15,728,423 shares.                                                      157            157
  Additional paid-in capital                                                    36,643         35,878
  Accumulated deficit                                                          (35,747)       (33,742)
  Notes receivable for stock issuances                                          (2,307)        (2,274)
  Treasury stock - at cost 32,130 shares                                          (451)          (451)
                                                                              --------       --------
           Total stockholders' equity                                            2,015          1,668
                                                                              --------       --------

           Total liabilities and stockholders' equity                         $  5,796       $  5,722
                                                                              ========       ========

The accompanying notes are an integral part of these financial statements.

                          TurboChef Technologies, Inc.
              Unaudited Interim Condensed Statements of Operations
                    (Amounts in Thousands, Except Share Data)

                                               Three Months Ended March 31,
                                               ----------------------------
                                                   2001            2000
                                                   ----            ----

Revenues:
  Product sales                                $        481    $        382
  Research and development fees                           -           1,850
  Royalties                                               -               5
                                               ------------    ------------
           Total revenues                               481           2,237
                                               ------------    ------------


Costs and expenses:
  Cost of goods sold                                    297             570
  Research and development expenses                     395           1,483
  Selling, general and administrative expenses        1,428           2,142
                                               ------------    ------------
           Total costs and expenses                   2,120           4,195
                                               ------------    ------------

           Operating loss                            (1,639)         (1,958)
                                               ------------    ------------

Other income (expense):
  Interest income                                        41              30
  Interest expense                                        -            (132)
  Dividend income                                         -              52
  Amortization of purchased put option premium            -            (162)
  Other income (expense)                                (27)             29
                                               ------------    ------------
                                                         14            (183)
                                               ------------    ------------

           Net loss                            $     (1,625)   $     (2,141)
                                               ============    ============

Preferred stock dividends                               (43)              -
Beneficial conversion of Series B
  preferred stock                                      (380)              -
                                               ------------    ------------
  Net loss applicable to common stockholders   $     (2,048)   $     (2,141)
                                               ============    ============


Loss per common share - basic and diluted      $      (0.13)   $      (0.14)
                                               ============    ============

Weighted average number of common
  shares outstanding - basic and diluted         15,728,423      15,220,802
                                               ============    ============

The accompanying notes are an integral part of these financial statements.

                          TurboChef Technologies, Inc.
              Unaudited Interim Condensed Statements of Cash Flows
                             (Amounts in Thousands)


                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                       2001          2000
                                                                                     -------       -------
Cash flows from operating activities:
  Net loss                                                                         $ (1,625)      $ (2,141)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                                      85             76
        Amortization of premium on purchased put option                                   -            162
        Non-cash interest on notes receivable from employees and directors              (33)            (4)
        Non-cash compensation expense                                                    47            127
        Changes in operating assets and liabilities:
          Accounts receivable                                                           297            165
          Inventories                                                                   (10)             4
          Prepaid expenses and other assets                                             150            112
          Accounts payable                                                             (338)           178
          Accrued expenses                                                               23           (399)
          Accrued interest                                                                -            132
                                                                                  -----------    -----------
            Net cash used in operating activities                                    (1,404)        (1,588)
                                                                                  -----------    -----------

Cash flows from investing activities:
  Purchase of equipment and leasehold improvements                                      (26)          (125)
                                                                                  -----------    -----------
            Net cash used in investing activities                                       (26)          (125)
                                                                                  -----------    -----------

Cash flows from financing activities:
  Proceeds for the sale of preferred stock                                            2,000              -
  Proceeds from the exercise of stock options                                             -             36
                                                                                  -----------    -----------
            Net cash provided by financing activities                                 2,000             36
                                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents                                    570         (1,677)
Cash and cash equivalents at beginning of period                                      1,417          1,928
                                                                                  -----------    -----------
Cash and cash equivalents at end of period                                         $  1,987       $    251
                                                                                  ===========    ===========


The accompanying notes are an integral part of these financial statements.

                          TURBOCHEF TECHNOLOGIES, INC.
                    Notes to Condensed Financial Statements
                                  (Unaudited)
                                 March 31, 2001

1)   Basis of Presentation
     ---------------------

     TurboChef Technologies, Inc. ("the Company") was incorporated on April 3, 1991. TurboChef is a technology development company engaged primarily in designing, developing and licensing its proprietary rapid cook technologies. The TurboChef rapid cook system employs proprietary hardware and software technologies to "cook-to-order" a variety of food products at faster speeds and to quality standards comparable, and in many instances superior to, other conventional commercial and residential ovens currently available. The Company's technologies are a combination of high speed forced air that cooks food from the outside in, by browning the food and sealing in its natural juices, and with microwave energy that cooks the food from the inside out. Management believes that the Company operates in one primary business segment.

     The financial statements of the Company for the three months ended March 31, 2001 and 2000, included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and have not been audited by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The December 31, 2000 balance sheet was derived from audited financial statements and notes included in the Company's Annual Report on Form 10-K for the year ending December 31, 2000, but does not include all disclosures required by GAAP. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the aforementioned Form 10-
K. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

     Certain amounts in prior periods financial statements have been reclassified to conform to current year presentation.

     Basic net loss per common share is based on 15,728,423 and 15,220,802 weighted average shares outstanding for the three months ended March 31, 2001 and 2000, respectively. For the three months ended March 31, 2001 and 2000, the Company did not report any incremental shares of potentially dilutive stock, as their effect was anti-dilutive.

2)   Liquidity
     ---------

     Although the Company has historically incurred significant losses, the Company expects to generate future cash flows from the direct sale of its commercial cooking systems, royalties from the sale of its commercial cooking systems, license fees for the non-exclusive licensing of its technologies, research and development fees for product development and, as necessary and available, raising capital through future equity or debt financing. In March 2001, the Company raised $2,000,000 through the sale of its 8% convertible preferred stock and in April 2001 raised an additional $1,000,000 through the issuance of a convertible note payable. (See Notes 3 and
4)

     In January 2001, Maytag Corporation ("Maytag") informed the Company that it was terminating distribution of its residential Jenn-Air(R) Accellis(TM) 5XP wall oven, which incorporated the Company's rapid cook technologies. In addition, in the first quarter of 2001, both the Company and Maytag filed claims against each other under the arbitration provision of certain agreements between the Company and Maytag. (See Part II, Item 1. "Legal Proceeding"). These events make it unlikely that Maytag will fund additional research and development for residential products incorporating the Company's rapid cook technologies.

     The Company anticipates that it will need to obtain additional sources of funding in order to continue its ongoing operations as currently conducted. Management believes that through sales of its commercial cooking systems, minimum royalties, technology transfer fees and the possibility of raising capital through debt and equity financing, the Company will have adequate funding for its continued operations and research and development efforts throughout 2001. However, no assurances can be made that the Company will actually obtain the necessary funding to finance its operations. A failure to obtain additional funding would have significant adverse effects on the Company. All of the above factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3)   Long-Term Contracts and Equity Transactions
     -------------------------------------------

     Since entering into a Strategic Alliance and related agreements with
Maytag Corporation ("Maytag") in September 1997, the Company has received approximately $10.5 million in connection with product development and technology transfer fees (approximately 27%, 50% and 57% of total revenues for
2000, 1999 and 1998, respectively).    In January 2001, Maytag advised the
Company that it was terminating distribution of its Accellis 5XP residential oven that incorporated TurboChef rapid cook technology. During the first quarter of 2001, Maytag took action, which the Company believes resulted in termination of the Commercial Cooking Appliance Project Agreement ("CCAP") and associated License Agreement between the Company and Maytag. As a result of these actions, both Maytag and the Company have filed claims against each other under the arbitration provision of these agreements. One of the Company's claims is that, as a result of its termination of the agreement, Maytag is required to pay to the Company the remaining balance of minimum royalties that are due under the License Agreement of $5.25 million. Although the Company believes that it will prevail on its claims, the outcome of the arbitration proceeding is uncertain. The termination of the Maytag agreements could have a material adverse affect on the Company's financial position and results of operations. In addition, because of Maytag's actions, the Company will have to replace Maytag as its manufacturer and sales and marketing, which will delayed the Company's ability to realize economic value from its rapid cook technologies. The Company intends in the future to seek to enter into non-exclusive distribution arrangements with multiple parties in an effort to lessen its reliance on any one single market partner.

     In March 2001, the Company raised $2,000,000 through the sale of its 8% Series B convertible preferred stock. The dividend on the preferred stock is payable, at the Company's option, in either cash or shares of its common stock. The preferred stock is convertible to common stock at $1.00 per common share (representing the closing sale price of the common stock on the date of funding). In connection with this transaction, the Company also issued to the investor warrants to purchase an additional 1,000,000 shares of common stock at $1.20 per share. These warrants were valued at $380,000 and are exercisable in three equal annual installments, commencing one year from the date of issuance and expire in 2011.

4)   Subsequent Events
     ------------------

     In April 2001, the Company raised $1,000,000 through the issuance of an 8% Non-Negotiable Promissory Note ("Note") due April 20, 2003. Upon the approval of the stockholders of the Company, the entire outstanding principal amount of the Note shall automatically be converted into $1.00 par value preferred stock (the "Convertible Preferred Stock") of the Company without any further action necessary on the part of the Company or the holder of the Note. In addition, the Company will issue warrants to purchase that number of shares of its common stock equal to fifty percent of the number of shares of its common stock that would be issued upon conversion of the Convertible Preferred Stock. The warrants shall have a term of 10 years at an exercise price equal to 120% of the closing sale price of the common stock on the date of the Note. Each share of Convertible Preferred Stock issued will (i) have a liquidation value of $100 per share, (ii) be entitled to a dividend of $8.00 per share, payable semi-annually in cash or in shares of the common stock at the then fair market value (iii) be convertible into shares of common stock at a conversion price equal to the closing sale price of the Common Stock on the date of the Note, and (iv) contain anti-dilution provisions identical to those provided for in the Company's Series B Convertible Preferred Stock. The Company has not yet determined the effect of this issuance on the financial statements.

     In April 2001, the Nasdaq notified the Company that the Company was not in compliance with the $4,000,000 minimum tangible asset requirement for continued listing of its common stock on the Nasdaq National Market at December 31, 2000. Although the Company has provided the Nasdaq staff with information demonstrating how the Company believes it will achieve and sustain compliance with the listing requirements during 2001 and beyond, there can be no assurance that Nasdaq will accept the Company's plan. If the Company's common stock is delisted from the Nasdaq National Market and does not then meet the requirements for trading on the Nasdaq SmallCap Market, the Company's common stock will no longer be quoted on Nasdaq but will be quoted on the OTC Bulletin Board.

Item 2:  Management Discussion and Analysis of Financial Condition and Results
         ---------------------------------------------------------------------
         of Operations
         -------------

Forward-Looking Statements

     Certain statements contained in this section and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements and the Company's future financial performance will be subject to a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the segments of the foodservice industry served by the Company, the costs of product development, uncertainty regarding the Company's ability to successfully complete development of and market new products, possible product obsolescence, dependence on third-party manufacturers and suppliers, customer concentration, uncertainties with respect to customer preferences, possible economic downturns in the markets served by the Company which could adversely affect consumer spending, regulatory changes or developments, changes in tariffs or currency exchange rates that could impact the Company's ability to market and produce products overseas (the Company's ability to maintain the listing of its common stock on Nasdaq) and other risks detailed in the Company's other filings made with the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "may", "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made.

General

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

     TurboChef is a technology development company engaged primarily in designing, developing and licensing its proprietary rapid cook technologies. The TurboChef rapid cook system employs proprietary hardware and software technologies to "cook-to-order" a variety of food products at faster speeds and to quality standards comparable, and in many instances superior to, other conventional commercial and residential ovens currently available. The Company's technologies are a combination of high speed forced air that cooks food from the outside in, by browning the food and sealing in its natural juices, and with microwave energy that cooks the food from the inside out. Management believes that the Company operates in one primary business segment.

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

     The North American version of the Company's C-3 oven is the Accellis C-70. Prior to May 2001 this oven was available through a Maytag subsidiary, G. S. Blodgett ("Blodgett") and sold under the Accellis brand name. Maytag discontinued distribution of the Accellis oven in May 2001. The Company has negotiated an agreement with Blodgett that will transition the North American market back to the Company. In addition, Blodgett will provide the C-70 ovens and oven parts to the Company to fill orders from its customers. The arrangement with Blodgett is outside of the current arbitration between the Company and Maytag, and will remain in force regardless of the outcome of the arbitration.

     The Company intends to continue to pursue business growth through implementation of the following strategies: (i) selling and marketing its model "C" oven, which is manufactured in China, worldwide to restaurants, hotels, convenience stores and other foodservice operators (ii) licensing its next generation technology for residential ovens to partners that have the capability to commercialize it from its current proof of concept state and (iii) broadening the "C" model platform beyond the single phase electric unit to include a three phase electric and a gas fueled version. The Company's future liquidity will depend upon, among other things, the successful implementation of these initiatives.

     The Company intends to expand the direct marketing efforts for commercial rapid cook systems. The Company is currently seeking distributors and dealers to market and distribute the Company's C-3 next generation rapid cook systems in Europe. The Company will continue its efforts to attract additional partners and pursue alliances in this region in an effort to help fulfill the Company's goal of achieving the broadest possible availability of its technologies throughout this region.

     Several distributors are now authorized to sell commercial ovens that use the Company's patented technology. Electrolux owns the non-exclusive right to sell these ovens throughout the world, excluding North America and the United Kingdom. The Company maintains its own sales force in the United Kingdom and expects to maintain a sales force in North America once it completes the marketing and sales transfer from Maytag. In China, the Shandong Xiaoya Group is authorized to sell commercial ovens that it manufactures. Discussions are underway with other distributors in other territories to increase the number of organizations authorized to sell commercial ovens that use TurboChef's patented technology, but no assurance can be given that any such discussions will result in an agreement.

Results of Operations for the Quarter Ended March 31, 2001 Compared to the Quarter Ended March 31, 2000

     Revenues for the quarter ended March 31, 2001 were $481,000, compared to revenues of $2,237,000 for the quarter ended March 31, 2000. This decrease is primarily attributable to the receipt of $1,850,000 in research and development revenues received from Maytag in accordance with commercial License Agreement in the first quarter of 2000. Research and development revenues under this agreement ended in the second quarter of 2000.

     Cost of sales for the quarter ended March 31, 2001 were $297,000, a decrease of $273,000 compared to $570,000 for cost of sales in the quarter ended March 31, 2000. The decrease is principally due to an accrued warranty charge, during the first quarter of 2000, associated with a three-year upgrade and service agreement covering the Company's first generation D series ovens.

     Gross profit/(loss) on product sales for the quarter ended March 31, 2001 increased $372,000 to $184,000, when compared to gross profit/(loss) on product sales of ($188,000) during the quarter ended March 31, 2000. This increase is due primarily to an increase in direct sales and the decrease in accrued warranty costs during the first quarter of 2000.

     Research and development expenses for the quarter ended March 31, 2001 decreased $1,088,000, to $395,000, as compared to $1,483,000 for the quarter ended March 31, 2000. The decrease in research and development expense principally relates a reduction in payroll & related expenses of $157,000 and prototyping expenses of $951,000. These expenses were eliminated due to the substantial completion of the Company's "C" series commercial counter top cooking platform and related components.

     Selling, general and administrative expenses for the quarter ended March 31, 2001 decreased $714,000, to $1,428,000 from comparable expenses of $2,142,000 for the quarter ended March 31, 2000. This decrease is due primarily to a decrease in salaries and benefits of $442,000 and a decrease of $209,000 associated with other administrative cost reductions implemented in the first quarter of 2001.

     Other income (expense) was $14,000 for the quarter ended March 31, 2001, compared to ($183,000) for the quarter ended March 31, 2000. The $197,000 decrease in other expenses is primarily due to accrued interest charges and the amortization of the premium on a purchased put option purchased to hedge against market value fluctuations of the Company's Maytag common stock, which was sold in the fourth quarter of 2000.

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

     Although the Company has historically incurred significant losses, the Company expects to generate future cash flows from the direct sale of its commercial cooking systems, royalties from the sale of its commercial cooking systems, license fees for the non-exclusive licensing of its technologies, research and development fees for product development and, as necessary and available, raising capital through future equity or debt financing

     The Company anticipates that it will need to obtain additional sources of funding in order to continue its ongoing operations as currently conducted. Management believes that through sales of its commercial cooking systems, technology transfer fees and the possibility of raising capital through debt and equity financing, the Company will have adequate funding for its continued operations and research and development efforts into 2002. However, no assurances can be made that the Company will actually obtain the necessary funding to finance its operations. The Company's financial statements have been prepared assuming that the Company will continue as a going concern. All of the above factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     At March 31, 2001, the Company had working capital of $1,283,000 as compared to working capital of $846,000 at December 31, 2000. The $437,000 working capital increase from December 31, 2000 resulted primarily from the sale of $2,000,000 of the Company's Series B convertible preferred stock. This was partially offset by the use of cash to fund operating losses during the first quarter of 2001.

     Cash used in operating activities was $1,404,000 for the three months ended March 31, 2001, as compared to cash used in operating activities of $1,588,000 for the three months ended March 31, 2000. The net loss of $1,625,000 in the first quarter of 2001 included $99,000 of non-cash charges (depreciation, amortization, non-cash interest and non-cash compensation expenses), compared to $361,000 in the first quarter of 2000. Net cash used in operating activities in the first quarter of 2001 was negatively impacted by a $338,000 decrease in accounts payable. These operating cash requirements were offset by a $297,000 decrease in accounts receivable and a $150,000 decrease in prepaid expenses and other assets.

     Cash used in investing activities for the three months ended March 31, 2001 was $26,000 and resulted from the purchase of equipment and leasehold improvements. The Company level of capital expenditures is not expected to vary significantly from these levels.

     Cash provided by financing activities was $2,000,000 for the three months ended March 31, 2001, which is due to the receipt of $2,000,000 in gross proceeds from the sale of its Series B convertible preferred stock in the first quarter of 2001.

     At March 31, 2001, the Company had cash and cash equivalents of $1,987,000, compared to cash and cash equivalents of $1,417,000 at December 31, 2000.

     Management continually evaluates its liquidity position. During the fourth quarter of 2000 and first quarter of 2001, the Company decreased non-core business spending and implemented certain cost-cutting measures. The Company anticipates that it will need to obtain additional sources of funding in order to continue its ongoing operations. Management believes that through sales of its commercial rapid cook systems, minimum royalties, technology transfer fees and the possibility of raising capital through debt and equity financing, the Company will have adequate funding for its continued operations and research and development efforts into 2002. However, if the Company is unable to obtain additional financing, it will have to curtail its current level of operations. No assurances can be made that the Company will actually obtain the necessary funding to finance its operations.

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

     In April 2001 the Company raised $1,000,000 through the issuance of an 8% Non-Negotiable

Promissory Note ("Note") due April 20, 2003. Upon the approval of the stockholders of the Company, the entire outstanding principal amount of the Note shall automatically be converted into preferred stock (the "Convertible Preferred Stock") of the Company without any further action necessary on the part of the Company or the holder of the Note. In addition, the Company will issue warrants to purchase shares of its common stock equal to fifty percent of the number of shares of common stock that could be issued upon conversion. The warrants shall have a term of 10 years at an exercise price equal to 120% of the closing sale price of the Common Stock on the date of the Note. Each share of Convertible Preferred Stock issued will (i) have a liquidation value of $100 per share, (ii) be entitled to a dividend of $8.00 per share, payable semi-annually in cash or in shares of the Common Stock at the then fair market value (iii) be convertible into shares of Common Stock at a conversion price equal to the closing sale price of the Common Stock on the date of the Note, and (iv) contain anti-dilution provisions identical to those provided for in the Company's Series B Convertible Preferred Stock.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

     In the fourth quarter of 2000, the Company sold its investment in Maytag common stock and paid the outstanding principal and interest due on the AIG credit facility. The purchased put option, which was an integral part of the AIG credit facility was terminated at the same time. As of March 31, 2001, the Company does not have any assets or liabilities that have the potential for market risk that would affect the operating results or cash flow of the Company and is not engaged in any hedging activity.

Part II.  Other Information

Item 1:   Legal Proceedings
          -----------------

     During the first quarter of 2001, the Company and Maytag filed Notice, Claim of Arbitration, as provided for under the CCAP and related commercial License Agreement. Maytag claims that the Company has breached the CCAP and related commercial License Agreement and is seeking to recover damages of approximately $4.2 million. One of the Company's claims is that, as result of its termination of the commercial License Agreement, Maytag is required to pay to the Company the remaining balance of minimum royalties that are due of $5.25 million. The Company expects the arbitration to be complete prior to the end of fiscal 2001. Although the Company believes that it will prevail on its claims, the outcome of the arbitration proceeding is uncertain. In any event, even if the Company was to receive the balance of the royalties it claims are owed to it, the termination of the Maytag agreements could have a material adverse affect on the Company's financial position and results of operations. Since the outcome of the arbitration proceeding is uncertain, no adjustments have been made to the Company's financial statements.

Item 2:   Changes in Securities and Use of Proceeds.
          ------------------------------------------

     In March 2001, the Company raised $2,000,000 through the sale of its 8% Series B convertible preferred stock. The dividend on the preferred stock is payable, at the Company's option, in either cash or shares of common stock. The preferred stock is convertible to common stock at $1.00 per common share (representing the closing sale price of the common stock on the date of
funding).   In connection with this transaction, the Company also issued to the investor warrants to purchase an additional 1,000,000 shares of common stock at $1.20 per share. These warrants are exercisable in three equal annual installments, commencing one year from the date of issuance and expire in 2011. This issuance was made pursuant to the exception from registration contained in Section Y(2) of the Securities Act of 1933.

Item 3:   Defaults Upon Senior Securities
          -------------------------------

               None

Item 4:   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

               None

Item 5:   Other Information
          -----------------

               None

Item 6:   Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    None

               (b)  Reports on Form 8-K

                    None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         TURBOCHEF TECHNOLOGIES, INC.


                                         By: /s/ Richard E. Caron
                                         ---------------------------------------
                                         Richard E. Caron
                                         President and Chief Executive Officer
                                         (Duly Authorized Officer and
                                         Principal Financial Officer)


Dated May 15, 2001