Form 10-Q
period 2001-06-30
TURBOCHEF TECHNOLOGIES INC
filed 2001-08-14
CIK 916545

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                           _________________________
                                   Form 10-Q

               (Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Quarter ended June 30, 2001
                                      OR
         [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from
                          ___________ to ____________


                        Commission File Number 0-23478
                     ____________________________________


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


   Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.


                                           Number of Shares Outstanding
        Title of Each Class                     at August 10, 2001
        -------------------                     ------------------
    Common Stock, $0.01 Par Value                   16,368,606

                          TURBOCHEF TECHNOLOGIES, INC.
                               TABLE OF CONTENTS

Form 10-Q Item                                                              Page
--------------                                                              ----

Part I.   Financial Information

     Item 1.  Financial Statements

              Condensed Balance Sheets as of June 30, 2001 (unaudited) and
              December 31, 2000.............................................  3

              Unaudited Interim Condensed Statements of Operations for the
              three and six months ended June 30, 2001 and 2000.............  4

              Unaudited Interim Condensed Statements of Cash Flows for the
              three and six months ended June 30, 2001 and 2000.............  5

              Notes to the Interim Condensed Financial Statements...........  6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................  9

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk.... 14

Part II.  Other Information

     Item 1.  Legal Proceedings............................................. 15

     Item 2.  Changes in Securities and Use of Proceeds..................... 15

     Item 3.  Defaults Upon Senior Securities............................... 15

     Item 4.  Submission of Matters to a Vote of Security Holders........... 15

     Item 5.  Other Information............................................. 16

     Item 6.  Exhibits and Reports on Form 8-K.............................. 16

              Signatures.................................................... 17

                          TurboChef Technologies, Inc
                           Condensed Balance Sheets
                   (Amounts in Thousands, Except Share Data)

                                                                              June 30, 2001         June 30,      December 31,
                                                                                 Proforma             2001            2000
                                                                                 --------             ----            ----
                                                                               (Unaudited        (Unaudited)
                            Assets                                               Note 3)
                            ------
Current assets:
  Cash and cash equivalents                                                      $  1,602         $  1,602         $  1,417
  Accounts receivable net of allowance for doubtful accounts of $70
    and $86 at June 30, 2001 and December 31, 2000, respectively                    1,621            1,621            2,154
  Inventory                                                                         1,110            1,110            1,023
  Prepaid expenses                                                                     26               26              306
                                                                                 --------         --------         --------
      Total current assets                                                          4,359            4,359            4,900
                                                                                 --------         --------         --------

Property and equipment, net                                                           482              482              602

Other assets                                                                          177              177              220
                                                                                 --------         --------         --------
      Total assets                                                               $  5,018         $  5,018         $  5,722
                                                                                 ========         ========         ========

                    Liabilities and Stockholders' Equity
                    ------------------------------------
Current liabilities:
  Accounts payable                                                               $  1,631         $  1,631         $  2,811
  Accrued expenses                                                                    379              379              352
  Accrued upgrade and warranty costs                                                  930              930              891
                                                                                 --------         --------         --------
      Total current liabilities                                                     2,940            2,940            4,054

Convertible debt                                                                        -              620                -

                                                                                 --------         --------         --------
      Total liabilities                                                             2,940            3,560            4,054
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $100 par value.  Authorized 5,000,000 shares.
    51,000 and 21,000 issued at June 30, 2001 and
    December 31, 2000, respectively                                                 4,530            3,720            2,100
  Common stock, $.01 par value. Authorized 50,000,000 shares.
    Issued 16,353,423 shares.                                                         164              164              157
  Additional paid-in capital                                                       37,321           37,321           35,878
  Accumulated deficit                                                             (37,178)         (36,988)         (33,742)
  Notes receivable for stock issuances                                             (2,308)          (2,308)          (2,274)
  Treasury stock - at cost 32,130 shares                                             (451)            (451)            (451)
                                                                                 --------         --------         --------
      Total stockholders' equity                                                    2,078            1,458            1,668
                                                                                 --------         --------         --------

      Total liabilities and stockholders' equity                                 $  5,018         $  5,018         $  5,722
                                                                                 ========         ========         ========

The accompanying notes are an integral part of these financial statements.

                         TurboChef Technologies, Inc.
             Unaudited Interim Condensed Statements of Operations
                   (Amounts in Thousands, Except Share Data)

                                                             Three Months Ended June 30,          Six Months Ended June 30,
                                                          ----------------------------            -------------------------
                                                              2001             2000                   2001            2000
                                                          -----------      -----------            -----------     -----------
Revenues:
  Product sales                                           $       778      $       142            $     1,259     $       524
  Research and development fees                                     -              350                      -           2,200
  Royalties                                                         -               10                      -              15
                                                          -----------      -----------            -----------     -----------
      Total revenues                                              778              502                  1,259           2,739
                                                          -----------      -----------            -----------     -----------


Costs and expenses:
  Cost of goods sold                                              372              446                    669           1,016
  Research and development expenses                               281            1,159                    689           2,623
  Selling, general and administrative expenses                  1,412            2,226                  2,841           4,385
                                                          -----------      -----------            -----------     -----------
      Total costs and expenses                                  2,065            3,831                  4,199           8,024
                                                          -----------      -----------            -----------     -----------

      Operating loss                                           (1,287)          (3,329)                (2,940)         (5,285)
                                                          -----------      -----------            -----------     -----------

Other income (expense):
  Interest income                                                  21               20                     62              49
  Interest expense                                                  -             (180)                     -            (312)
  Dividend income                                                   -               52                      -             104
  Amortization of purchased put option premium                      -             (162)                     -            (324)
  Other income (expense)                                           39              (23)                    12               7
                                                          -----------      -----------            -----------     -----------
                                                                   60             (293)                    74            (476)
                                                          -----------      -----------            -----------     -----------

      Net loss                                            $    (1,227)     $    (3,622)           $    (2,866)    $    (5,761)
                                                          ===========      ===========            ===========     ===========

Preferred stock dividends                                         (36)               -                    (43)              -
Beneficial conversion of Series B preferred stock                (380)               -                   (380)              -
                                                          -----------      -----------            -----------     -----------
  Net loss applicable to common stockholders              $    (1,643)     $    (3,622)           $    (3,289)    $    (5,761)
                                                          ===========      ===========            ===========     ===========

Loss per common share - basic and diluted                      $(0.10)          $(0.23)                $(0.21)         $(0.37)
                                                          ===========      ===========            ===========     ===========

 Weighted average number of common
    shares outstanding - basic and diluted                 15,858,918       15,728,423             15,794,031      15,474,613
                                                          ===========      ===========            ===========     ===========

The accompanying notes are an integral part of these financial statements.

                         TurboChef Technologies, Inc.
             Unaudited Interim Condensed Statements of Cash Flows
                            (Amounts in Thousands)

                                                                                  Six Months Ended June 30,
                                                                             ---------------------------------
                                                                                    2001               2000
                                                                                  -------            -------
Cash flows from operating activities:
   Net loss                                                                       $(2,866)           $(5,761)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization                                                170                158
         Amortization of premium on purchased put option                                -                324
         Non-cash interest on notes receivable from employees and directors           (34)                (4)
         Non-cash compensation expense                                               (111)               328
         Changes in operating assets and liabilities:
            Accounts receivable                                                       533                367
            Inventories                                                               (87)               (45)
            Prepaid expenses and other assets                                         309                209
            Accounts payable                                                       (1,180)              (459)
            Accrued expenses                                                          (13)              (406)
            Accrued interest                                                            -                312
                                                                           --------------     --------------
               Net cash used in operating activities                               (3,279)            (4,977)
                                                                           --------------     --------------

Cash flows from investing activities:
   Purchase of equipment and leasehold improvements                                   (36)              (188)
                                                                           --------------     --------------
               Net cash used in investing activities                                  (36)              (188)
                                                                           --------------     --------------

Cash flows from financing activities:
   Borrowings under long-term debt                                                      -              3,733
   Proceeds for the sale of preferred stock                                         2,000                  -
   Issuance of convertible note                                                     1,000                  -
   Proceeds for the sale of common stock                                              500                  -
   Notes receivable from employees                                                      -             (1,526)
   Proceeds from the exercise of stock options                                          -              1,553
                                                                           --------------     --------------
               Net cash provided by financing activities                            3,500              3,760
                                                                           --------------     --------------

Net increase (decrease) in cash and cash equivalents                                  185             (1,405)
Cash and cash equivalents at beginning of period                                    1,417              1,928
                                                                           --------------     --------------
Cash and cash equivalents at end of period                                        $ 1,602            $   523
                                                                           ==============     ==============


The accompanying notes are an integral part of these financial statements.

                         TURBOCHEF TECHNOLOGIES, INC.
                    Notes to Condensed Financial Statements
                                  (Unaudited)
                                 June 30, 2001

1)   Basis of Presentation
     ---------------------

     TurboChef Technologies, Inc. ("the Company") was incorporated on April 3, 1991. The Company, a technology company, is primarily engaged in design, manufacturing and licensing its proprietary rapid cook technologies. The TurboChef rapid cook system employs proprietary hardware and software technologies to "cook-to-order" a variety of food products at faster speeds and to quality standards comparable, and in many instances superior to, other conventional commercial and residential ovens currently available. The Company's technologies are a combination of high speed forced air that cooks food from the outside in, by browning the food and sealing in its natural juices, and with microwave energy that cooks the food from the inside out. Management believes that the Company operates in one primary business segment.

     The financial statements of the Company for the three and six months ended June 30, 2001 and 2000, included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and have not been audited by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The December 31, 2000 balance sheet was derived from audited financial statements and notes included in the Company's Annual Report on Form 10-K for the year ending December 31, 2000, but does not include all disclosures required by GAAP. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the aforementioned Form 10-
K. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

     Certain amounts in prior periods financial statements have been reclassified to conform to current year presentation.

     Basic net loss per common share is based on 15,858,918 and 15,728,423 weighted average shares outstanding for the three months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000 basic net loss per common share is based on 15,794,031 and 15,474,613 weighted average shares outstanding, respectively. For the three and six months ended June 30, 2001 and 2000, the Company did not report any incremental shares of potentially dilutive stock, as their effect was anti-dilutive.

2)   Liquidity
     ---------

     Although the Company has historically incurred significant losses, the Company expects to generate future cash flows from the direct sale of its commercial cooking systems, royalties from the sale of its commercial cooking systems, license fees for the non-exclusive licensing of its technologies, research and development fees for product development and, as necessary and available, raising capital through future equity or debt financing. In March 2001, the Company raised $2,000,000 through the sale of its 8% convertible preferred stock and in April 2001 raised an additional $1,000,000 through the issuance of a convertible note payable. An additional $500,000 was raised in June 2001 through the sale of its common stock. (See Note 3)

     In the first quarter of 2001, both the Company and Maytag filed claims against each other under the arbitration provision of certain agreements between the Company and Maytag. (See Part II, Item 1. "Legal Proceeding"). These events make it unlikely that Maytag will fund additional research and development for residential products incorporating the Company's rapid cook technologies.

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

3)   Long-Term Contracts and Equity Transactions
     -------------------------------------------

     Since entering into a Strategic Alliance and related agreements with Maytag Corporation ("Maytag") in September 1997, the Company has received approximately $10.5 million in connection with product development and technology transfer fees (approximately 27%, 50% and 57% of total revenues for 2000, 1999 and 1998, respectively). During the first quarter of 2001, Maytag took action, which the Company believes resulted in termination of the Commercial Cooking Appliance Project Agreement ("CCAP") and associated License Agreement between the Company and Maytag. As a result of these actions, both Maytag and the Company have filed claims against each other under the arbitration provision of these agreements. One of the Company's claims is that, as a result of its termination of the agreement, Maytag is required to pay to the Company the remaining balance of minimum royalties that are due under the License Agreement of $5.25 million. Although the Company believes that it will prevail on its claims, the outcome of the arbitration proceeding is uncertain. The termination of the Maytag agreements has had a material adverse affect on the Company's financial position and results of operations. In addition, Maytag's actions will delay the Company's ability to realize economic value from its rapid cook technologies. The Company has now established a manufacturing venture with Shandong Xiaoya Group in China to replace Maytag as its manufacturer. The Shandong Xiaoya Group is expected to be producing the "C" model commercial cooking system in the third quarter of 2001. In addition, on May 10, 2001 the Company signed an agreement with Maytag Corporation whereby all rights Maytag had to sell commercial products in North America based on TurboChef's rapid cook technologies were returned to the Company. Both parties have agreed to an orderly transition where TurboChef will have access to Maytag's nationwide sales and service networks. The Company intends in the future to seek non-exclusive distribution arrangements with multiple parties in an effort to lessen its reliance on any one single market partner.

     In March 2001, the Company raised $2,000,000 through the sale of its 8% Series B convertible preferred stock. The dividend on the preferred stock is payable, at the Company's option, in either cash or shares of its common stock. The preferred stock is convertible to common stock at $1.00 per common share (representing the closing sale price of the common stock on the date of
funding).   In connection with this transaction, the Company also issued to the investor warrants to purchase an additional 1,000,000 shares of common stock at $1.20 per share. The warrants were valued at $380,000 and are exercisable in three equal annual installments, commencing one year from the date of issuance and expire in 2011.

     In April 2001, the Company raised $1,000,000 through the issuance of an 8% Non-Negotiable Promissory Note ("Note"), convertible into common stock due April 20, 2003. A discount on the note of $190,000 was recorded to reflect the beneficial conversion feature within the note. Upon the approval of the stockholders of the Company, the entire outstanding principal amount of the Note will automatically be converted into $1.00 par value convertible preferred stock (the "Convertible Preferred Stock") of the Company without any further action necessary on the part of the Company or the holder of the Note. In addition, the Company issued warrants to the holder of the note to purchase that number of shares of its common stock equal to fifty percent of the number of shares of its common stock that will be issued upon conversion of the Convertible Preferred Stock. These warrants are valued at $190,000. The warrants have a term of 10 years at an exercise price equal to 120% of the closing sale price of the common stock on the date of the Note. Each share of Convertible Preferred Stock issued will (i) have a liquidation value of $100 per share, (ii) be entitled to a dividend of $8.00 per share, payable semi-annually in cash or in shares of the common stock at the then fair market value (iii) be convertible into shares of common stock at a conversion price equal to $1.26, which was equal to the closing sale price of the Common Stock on the date of the Note, and (iv) contain anti-dilution provisions identical to those provided for in the Company's Series B Convertible Preferred Stock. The Company's stockholders at its annual stockholders meeting on August 7, 2001 approved the conversion of the Note into
convertible preferred stock.   A proforma balance sheet is added to reflect the
conversion of the $620,000 of debt as if it occurred at June 30, 2001. The unamortized discount of $190,000 is charged to interest expense, on a proforma basis, as reflected in the accumulated deficit on the proforma balance sheet.

     In June 2001, the Company raised $500,000 through the sale of 625,000 shares of its $.01 per share par value common stock. In connection with this transaction, the Company issued to the investor warrants to purchase an additional 312,500 shares of common stock at $1.00 per share. The warrants are exercisable in three equal annual installments, commencing one year from the date of issuance and expire in 2011. These warrants are valued at $158,000.

4)   Authoritative Pronouncements
     ----------------------------

     In June 2001, the Financial Accounting Standards Board finalized FASB Statement No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS 142 require that an intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. Which is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

     As of June 30, 2001, the net carrying amount of other intangible assets is $167,000. Amortization expense during the six-month period ended June 30, 2001 was $14,000. Currently, the Company is assessing, but has not yet determined, how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.


5)   Subsequent Events
     -----------------

     In April 2001, the Nasdaq notified the Company that the Company was not in compliance with the $4,000,000 minimum tangible asset requirement for continued listing of its common stock on the Nasdaq National Market at December 31, 2000. The Company applied for and, on July 12, 2001, received approval to transfer from the Nasdaq National Market Listing to the Nasdaq SmallCap Market Listing.

Item 2:  Management Discussion and Analysis of Financial Condition and Results
         ---------------------------------------------------------------------
          of Operations
          -------------

Forward-Looking Statements

     Certain statements contained in this section and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements and the Company's future financial performance will be subject to a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the segments of the foodservice industry served by the Company, the costs of product development, uncertainty regarding the Company's ability to successfully complete development of and market new products, possible product obsolescence, dependence on third-party manufacturers and suppliers, customer concentration, uncertainties with respect to customer preferences, possible economic downturns in the markets served by the Company which could adversely affect consumer spending, regulatory changes or developments, changes in tariffs or currency exchange rates that could impact the Company's ability to market and produce products overseas, the Company's ability to maintain the listing of its common stock on Nasdaq and other risks detailed in the Company's other filings made with the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "may", "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made.

General

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

     The Company, a technology company, is engaged primarily in the design, licensing and manufacturing of its proprietary rapid cook technologies. The TurboChef rapid cook system employs proprietary hardware and software technologies to "cook-to-order" a variety of food products at faster speeds and to quality standards comparable, and in many instances superior to, other conventional commercial and residential ovens currently available. The Company's technologies are a combination of high speed forced air that cooks food from the outside in, by browning the food and sealing in its natural juices, and with microwave energy that cooks the food from the inside out. Management believes that the Company operates in one primary business segment.

     The Company's commercial products and technologies are in use by foodservice operators around the world. The latest version of the Company's commercial product, the C-3 commercial counter top, was recognized as the best innovative new product at the Hotelympia international foodservice show in London in February 2000. More recently, in January 2001, the Company received two prestigious awards at the Horecava 2001 trade show in Amsterdam. Horecava is Europe's premier food service trade show and is attended by over 50,000 people and 600 exhibitors associated with the European food service industry. The judges selected the TurboChef oven as the winner in the equipment category, as well as being selected as the winner of the gold medal award for innovation for the entire show. The C-3 is currently available for sale in North American, continental Europe and the United Kingdom and cooks approximately 7 to 8 times faster than most commercially available cooking systems.

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

  In May 2001 Maytag agreed to return all of its rights it had to sell commercial products based on TurboChef's rapid cook technologies, in North America, to the Company. As a result, TurboChef has received access to Maytag's North American sales and service networks. In addition to North America, the Company intends to continue its direct marketing efforts for commercial rapid cook systems worldwide by seeking additional distributors and dealers in strategic foreign markets to distribute the Company's C-3 rapid cook systems.

     Several distributors are now authorized to sell commercial ovens that use the Company's patented technology. Electrolux owns the non-exclusive right to sell these ovens throughout the world, excluding North America and the United Kingdom. The Company maintains its own sales force in the United Kingdom and North America. In China, the Shandong Xiaoya Group is authorized to sell commercial ovens that it manufactures. Discussions are underway with other distributors in other territories to increase the number of organizations authorized to sell commercial ovens that use TurboChef's patented technology, but no assurance can be given that any such discussions will result in an agreement.

Results of Operations for the Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000

     Revenues for the quarter ended June 30, 2001 were $778,000, compared to revenues of $502,000 for the quarter ended June 30, 2000. This increase is primarily attributable to the increase in C-3 rapid cook system sales of $636,000, which was the result of the Company's direct marketing effort to increase its distributor and dealer network in Europe and sales in its new North American market. This increase in product sales were offset by a decrease in research and development revenue of $350,000, in connection with the Maytag commercial License Agreement, which ended in the second quarter of 2000.

     Cost of sales for the quarter ended June 30, 2001 were $372,000, a decrease of $74,000 compared to $446,000 for cost of sales in the quarter ended June 30, 2000. The decrease is principally due to an accrued warranty charge in the second quarter of 2000 of $300,000, which was offset by the increase in cost of sales associated with the increase in C-3 product sales in the current quarter. The warranty charge was in connection with a three-year upgrade and service agreement covering the Company's first generation D series ovens. No additional accruals were necessary in the second quarter of 2001.

     Gross profit/(loss) on product sales for the quarter ended June 30, 2001 increased $710,000 to $406,000, when compared to gross profit/(loss) on product sales of ($304,000) during the quarter ended June 30, 2000. This increase is due primarily to an increase in direct C-3 product sales and the decrease in accrued warranty costs during the second quarter of 2000.

     Research and development expenses for the quarter ended June 30, 2001 decreased $878,000, to $281,000, as compared to $1,159,000 for the quarter ended June 30, 2000. The decrease in research and development expense principally relates a reduction in payroll & related expenses of $180,000 and prototyping expenses of $577,000. These expenses were eliminated due to the substantial completion of the Company's "C" series commercial counter top cooking platform and related components.

     Selling, general and administrative expenses for the quarter ended June 30, 2001 decreased $814,000, to $1,412,000 from comparable expenses of $2,226,000 for the quarter ended June 30, 2000. This decrease is due primarily to a decrease in salaries and benefits of $342,000 and a decrease of $588,000 in other administrative cost as a result of cost reductions implemented in the first quarter of 2001.

     Other income (expense) was $60,000 for the quarter ended June 30, 2001, compared to ($293,000) for the quarter ended June 30, 2000. The $353,000 decrease in other expenses is primarily due to accrued interest charges and the amortization of the premium on a purchased put option purchased to hedge against market value fluctuations of the Company's Maytag common stock, which was sold in the fourth quarter of 2000.

Results of Operations for the Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

     Revenues for the six months ended June 30, 2001 were $1,259,000, compared to revenues of $2,739,000 for the six months ended June 30, 2000. This decrease is primarily attributable to the receipt of $2,200,000 in research and development revenues received primarily from Maytag in accordance with the commercial License Agreement. Research and development revenues under this agreement ended in the second quarter of 2000.

     Cost of sales for the six months ended June 30, 2001 were $669,000, a decrease of $347,000 compared to $1,016,000 for cost of sales for the six months ended June 30, 2000. The decrease is principally due to an accrued warranty charge of $600,000 in 2000, which was offset by an increase in product cost of sales in 2001 because of an increase in product sales. The warranty charge is associated with a three-year upgrade and service agreement covering the Company's first generation D series ovens. No additional accruals were necessary in 2001.

     Gross profit/(loss) on product sales for the six months ended June 30, 2001 increased $1,082,000 to $590,000, when compared to gross profit/(loss) on product sales of ($492,000) during the six months ended June 30, 2000. This increase is due primarily to an increase in direct sales and the decrease in accrued warranty costs during for the first six months of 2001.

     Research and development expenses for the six months ended June 30, 2001 decreased $1,934,000, to $689,000, as compared to $2,623,000 for the six months ended June 30, 2000. The decrease in research and development expense principally relates a reduction in payroll & related expenses of $315,000 and prototyping expenses of $1,570,000. These expenses were eliminated due to the completion of the Company's "C" series commercial counter top cooking platform and related components.

     Selling, general and administrative expenses for the six months ended June 30, 2001 decreased $1,544,000, to $2,841,000 from comparable expenses of $4,385,000 for the six months ended June 30, 2000. This decrease is due primarily to a decrease in salaries and benefits of $615,000 and a decrease of $929,000 associated with other administrative cost reductions implemented in the first quarter of 2001.

     Other income (expense) was $74,000 for the six months ended June 30, 2001, compared to ($476,000) for the quarter ended June 30, 2000. The $550,000 decrease in other expenses is primarily due to accrued interest charges and the amortization of the premium on a purchased put option purchased to hedge against market value fluctuations of the Company's Maytag common stock, which was sold in the fourth quarter of 2000.

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

     Although the Company has historically incurred significant losses, the Company expects to generate future cash flows from the direct sale of its commercial cooking systems, royalties from the sale of its commercial cooking systems, license fees for the non-exclusive licensing of its technologies, research and development fees for product development and, as necessary and available, raising capital through future equity or debt financing. The Company anticipates that it will need to obtain additional sources of funding in order to continue its ongoing operations as currently conducted. Management believes that through sales of its commercial cooking systems, technology transfer fees and the possibility of raising capital through debt and equity financing, the Company will have adequate funding for its continued operations and research and development efforts. However, no assurances can be made that the Company will actually obtain the necessary funding to finance its operations. The Company's financial statements have been prepared assuming that the Company will continue as a going concern. All of the above factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     At June 30, 2001, the Company had working capital of $1,419,000 as compared to working capital of $846,000 at December 31, 2000. The $573,000 working capital increase from December 31, 2000 resulted primarily from the use of cash to fund operating losses of $2,866,000 during the first six months of 2001, offset by the equity and debt financing of $3.5 million during this same period.

     Cash used in operating activities was $3,279,000 for the six months ended June 30, 2001, as compared to cash used in operating activities of $4,977,000 for the six months ended June 30, 2000. The net loss of $2,866,000 for the first six months of 2001 included $25,000 of non-cash charges (depreciation, amortization, non-cash interest and non-cash compensation expenses), compared to $806,000 for the first six months of 2000. Net cash used in operating activities in the first six months of 2001 was negatively impacted by a $1,180,000 decrease in accounts payable. These operating cash requirements were offset by a $533,000 decrease in accounts receivable and a $309,000 decrease in prepaid expenses and other assets.

     Cash used in investing activities for the six months ended June 30, 2001 was $36,000 and resulted from the purchase of equipment and leasehold improvements. The Company level of capital expenditures decreased approximately $152,000 compared to the six months ended June 30, 2000, which was the result of the Company's cost reduction program implemented in the first quarter of 2001. As product sales increase, the Company's capital equipment requirements are expected to increase from the current levels.

     Cash provided by financing activities was $3,500,000 for the six months ended June 30, 2001. The cash was raised from the sale of the Company's Series B convertible preferred stock for $2 million, the issuance of a convertible note payable for $1 million and the sale of its common stock for $500,000 in the first six months of 2001.

     At June 30, 2001, the Company had cash and cash equivalents of $1,602,000, compared to cash and cash equivalents of $1,417,000 at December 31, 2000.

     In March 2001, the Company raised $2,000,000 through the sale of its 8% Series B convertible preferred stock. The dividend on the preferred stock is payable, at the Company's option, in either cash or shares of common stock. The preferred stock is convertible to common stock at $1.00 per common share (representing the closing sale price of the common stock on the date of
funding).   In connection with this transaction, the Company also issued to the investor warrants to purchase an additional 1,000,000 shares of common stock at $1.20 per share. These warrants are exercisable in three equal annual installments, commencing one year from the date of issuance and expire in 2011. These warrants are valued at $380,000.

     In April 2001 the Company raised $1,000,000 through the issuance of an 8% Non-Negotiable Promissory Note ("Note") due April 20, 2003. Upon the approval of the stockholders of the Company, the entire outstanding principal amount of the Note shall automatically be converted into preferred stock (the "Convertible Preferred Stock") of the Company without any further action necessary on the part of the Company or the holder of the Note. In addition, the Company issued warrants to purchase shares of its common stock equal to fifty percent of the number of shares of common stock that will be issued upon conversion. The warrants have a term of 10 years at an exercise price equal to 120% of the closing sale price of the Common Stock on the date of the Note. Each share of Convertible Preferred Stock issued will (i) have a liquidation value of $100 per share, (ii) be entitled to a dividend of $8.00 per share, payable semi-annually in cash or in shares of the Common Stock at the then fair market value (iii) be convertible into shares of Common Stock at a conversion price equal to the closing sale price of the Common Stock on the date of the Note, and (iv) contain anti-dilution provisions identical to those provided for in the Company's Series B Convertible Preferred Stock. The Company's stockholders at its annual stockholders meeting on August 7, 2001 approved the conversion of the Note to Convertible Preferred Stock.

     In June 2001, the Company raised $500,000 through the sale of 625,000 shares of its $.01 per share par value common stock. In connection with this transaction, the Company issued to the investor warrants to purchase an additional 312,500 shares of common stock at $1.00 per share. The warrants are exercisable in three equal annual installments, commencing one year from the date of issuance and expire in 2011. These warrants are valued at $158,000.


Item 3:  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

     In the fourth quarter of 2000, the Company sold its investment in Maytag common stock and paid the outstanding principal and interest due on the AIG credit facility. The purchased put option, which was an integral part of the AIG credit facility was terminated at the same time. As of June 30, 2001, the Company does not have any assets or liabilities that have the potential for market risk that would affect the operating results or cash flow of the Company and is not engaged in any hedging activity.

Part II.  Other Information

Item 1:    Legal Proceedings
           -----------------

     During the first quarter of 2001, the Company and Maytag filed Notice, Claim of Arbitration, as provided for under the Commercial Cooking Appliance Project Agreement ("CCAP") and related commercial License Agreement. Maytag claims that the Company has breached the CCAP and related commercial License Agreement and is seeking to recover damages of approximately $4.2 million. One of the Company's claims is that, as result of its termination of the commercial License Agreement, Maytag is required to pay to the Company the remaining balance of minimum royalties that are due of $5.25 million. The Company expects the arbitration to be complete prior to the end of fiscal 2001. Although the Company believes that it will prevail on its claims, the outcome of the arbitration proceeding is uncertain. In any event, even if the Company was to receive the balance of the royalties it claims are owed to it, the termination of the Maytag agreements has had a material adverse affect on the Company's financial position and results of operations. Since the outcome of the arbitration proceeding is uncertain, no adjustments have been made to the Company's financial statements. There have been no material developments with respect to this arbitration during the Quarter ended June 30, 2001.

Item 2:  Changes in Securities and Use of Proceeds.
         ------------------------------------------

     In April 2001 the Company raised $1,000,000 through the issuance of an 8% Non-Negotiable Promissory Note due April 20, 2003. A discount on the note of $228,000 was recorded to reflect the beneficial conversion feature within the note. Upon the approval of the stockholders of the Company, the entire outstanding principal amount of the Note shall automatically be converted into preferred stock of the Company without any further action necessary on the part of the Company or the holder of the Note. In addition, the Company will issue warrants to purchase shares of its common stock equal to fifty percent of the number of shares of common stock that could be issued upon conversion. The warrants shall have a term of 10 years at an exercise price equal to 120% of the closing sale price of the Common Stock on the date of the Note. These warrants are valued at $228,000.

     In June 2001, the Company raised $500,000 through the sale of 625,000 shares of its $.01 per share par value common stock. In connection with this transaction, the Company issued to the investor warrants to purchase an additional 312,500 shares of common stock at $1.00 per share. The warrants are exercisable in three equal annual installments, commencing one year from the date of issuance and expire in 2011. These warrants were valued at $158,000.

     These two issuance's was made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

Item 3:  Defaults Upon Senior Securities
         -------------------------------

               None

Item 4:  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

               None

Item 5:  Other Information
         -----------------

               None

Item 6:  Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    10.1 8% Promissory Note dated April 20, 2001
                    10.2 Securities Purchase Agreement dated June 12, 2001
                    10.3 Warrant Certificate dated June 12, 2001

               (b)  Reports on Form 8-K

                    None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         TURBOCHEF TECHNOLOGIES, INC.


                                         By: /s/ Jeffrey B. Bogatin
                                         -----------------------------------
                                         Jeffrey B. Bogatin
                                         Chairman of the Board and
                                         Interim Chief Executive Officer
                                         (Duly Authorized Officer and
                                         Principal Financial Officer)


Dated August 14, 2001