Form 10-Q
period 2001-09-30
TURBOCHEF TECHNOLOGIES INC
filed 2001-11-14
CIK 916545

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                           _________________________
                                   Form 10-Q

               (Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                        For the Fiscal Quarter ended September 30, 2001
                                      OR
         [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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


   Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.


                                          Number of Shares Outstanding
             Title of Each Class               at November 9, 2001
             -------------------               -------------------
        Common Stock, $0.01 Par Value               16,756,688


================================================================================

                         TURBOCHEF TECHNOLOGIES, INC.
                               TABLE OF CONTENTS

Form 10-Q Item                                                                     Page
--------------                                                                     ----

Part I.    Financial Information

     Item 1. Financial Statements

                Condensed Balance Sheets as of September 30, 2001 (unaudited) and
                December 31, 2000................................................    3

                Unaudited Interim Condensed Statements of Operations for the
                three and nine months ended September 30, 2001 and 2000..........    4

                Unaudited Interim Condensed Statements of Cash Flows for the
                three and nine months ended September 30, 2001 and 2000..........    5

                Notes to the Interim Condensed Financial Statements (unaudited)..    6

     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations........................................   10

     Item 3.    Quantitative and Qualitative Disclosures about Market Risk.......   15

Part II.   Other Information

     Item 1.    Legal Proceedings................................................   16

     Item 2.    Changes in Securities and Use of Proceeds........................   16

     Item 3.    Defaults Upon Senior Securities..................................   17

     Item 4.    Submission of Matters to a Vote of Security Holders..............   17

     Item 5.    Other Information................................................   17

     Item 6.    Exhibits and Reports on Form 8-K.................................   17

                Signatures.......................................................   18

                         TurboChef Technologies, Inc.
                           Condensed Balance Sheets
                 (Amounts in Thousands, Except Per Share Data)


                                                                                       September 30,          December 31,
                                                                                           2001                  2000
                                                                                           ----                  ----
                                                                                        (Unaudited)
                        Assets
                        ------
Current assets:
  Cash and cash equivalents                                                               $    507              $  1,417
  Accounts receivable, net of allowance for doubtful accounts of $70
   and $86 at September 30, 2001 and December 31, 2000, respectively                           679                 1,420
  Accounts receivable - other                                                                  734                   734
  Inventory                                                                                  1,350                 1,023
  Prepaid expenses                                                                              56                   306
                                                                                          --------              --------
        Total current assets                                                                 3,326                 4,900
                                                                                          --------              --------

Property and equipment, net                                                                    440                   602

Other assets                                                                                   166                   220
                                                                                          --------              --------
        Total assets                                                                      $  3,932              $  5,722
                                                                                          ========              ========

           Liabilities and Stockholders' Equity
           ------------------------------------
Current liabilities:
  Accounts payable                                                                        $    404              $  1,432
  Accounts payable - other                                                                   1,379                 1,379
  Accrued expenses                                                                             536                   352
  Accrued upgrade and warranty costs                                                         1,004                   891
                                                                                          --------              --------
        Total current liabilities                                                            3,323                 4,054

                                                                                          --------              --------
        Total liabilities                                                                    3,323                 4,054

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $100 par value.  Authorized 5,000,000 shares.
   51,000 and 21,000 issued at September 30, 2001 and
   December 31, 2000, respectively                                                           4,485                 2,100
  Common stock, $.01 par value. Authorized 50,000,000 shares.
   Issued 16,445,772 shares and 15,728,923 shares at
   September 30, 2001 and December 31, 2000, respectively.                                     164                   157
  Additional paid-in capital                                                                37,571                35,878
  Accumulated deficit                                                                      (38,786)              (33,742)
  Notes receivable for stock issuances                                                      (2,374)               (2,274)
  Treasury stock - at cost 32,130 shares                                                      (451)                 (451)
                                                                                          --------              --------
        Total stockholders' equity                                                             609                 1,668
                                                                                          --------              --------

        Total liabilities and stockholders' equity                                        $  3,932              $  5,722
                                                                                          ========              ========

The accompanying notes are an integral part of these condensed financial statements.

                         TurboChef Technologies, Inc.
             Unaudited Interim Condensed Statements of Operations
                 (Amounts in Thousands, Except Per Share Data)

                                                  Three Months Ended September 30,       Nine Months Ended September 30,
                                                       2001              2000                 2001              2000
                                                       ----              ----                 ----              ----

Revenues:
  Product sales                                     $       890       $     2,128          $     2,148       $     2,651
  Research and development fees                               -               115                    -             2,315
  Royalties                                                   -               463                    -               478
                                                    -----------       -----------          -----------       -----------
                      Total revenues                        890             2,706                2,148             5,444
                                                    -----------       -----------          -----------       -----------


Costs and expenses:
  Cost of goods sold                                        541             1,824                1,209             2,840
  Research and development expenses                         242               649                  931             2,966
  Selling, general and administrative expenses            1,570             1,597                4,357             6,283
                                                    -----------       -----------          -----------       -----------
                      Total costs and expenses            2,353             4,070                6,497            12,089
                                                    -----------       -----------          -----------       -----------

                      Operating loss                     (1,463)           (1,364)              (4,349)           (6,645)
                                                    -----------       -----------          -----------       -----------

Other income (expense):
  Interest income                                             7                81                   69               130
  Interest expense                                         (192)             (232)                (192)             (546)
  Dividend income                                             -                52                    -               155
  Amortization of purchased put option premium                -              (162)                   -              (486)
  Other income (expense)                                      4                 9                   17                15
                                                    -----------       -----------          -----------       -----------
                      Total other income (expense)         (181)             (252)                (106)             (732)
                                                    -----------       -----------          -----------       -----------

                      Net loss                      $    (1,644)      $    (1,616)         $    (4,455)      $    (7,377)
                                                    ===========       ===========          ===========       ===========

Preferred stock dividends                                  (129)                -                 (208)              (20)
Beneficial conversion of Series B preferred stock             -                 -                 (381)                -
                                                    -----------       -----------          -----------       -----------
  Net loss applicable to common stockholders        $    (1,773)      $    (1,616)         $    (5,044)      $    (7,397)
                                                    ===========       ===========          ===========       ===========


Loss per common share - basic and diluted                $(0.11)           $(0.10)              $(0.32)           $(0.48)
                                                    ===========       ===========          ===========       ===========

 Weighted average number of common
    shares outstanding - basic and diluted           16,395,918        15,728,423           15,996,864        15,559,834
                                                    ===========       ===========          ===========       ===========

The accompanying notes are an integral part of these condensed financial statements.

                         TurboChef Technologies, Inc.
             Unaudited Interim Condensed Statements of Cash Flows
                            (Amounts in Thousands)

                                                                                        Nine Months Ended September 30,
                                                                                        -------------------------------
                                                                                          2001                    2000
                                                                                          ----                    ----
Cash flows from operating activities:
   Net loss                                                                             $(4,455)                $(7,377)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization                                                      325                     265
         Amortization of premium on purchased put option                                      -                     486
         Beneficial conversion of note payable                                              190                       -
         Unrealized foreign exchange loss                                                     -                     (45)
         Non-cash compensation expense                                                      (96)                    180
         Notes receivable from stockholders                                                (100)                    (81)

         Changes in operating assets and liabilities:
            Accounts receivable                                                             741                    (899)
            Inventories                                                                    (188)                   (378)
            Prepaid expenses and other assets                                               259                     105
            Accounts payable                                                             (1,028)                    264
            Deferred revenue                                                                  -                    (216)
            Other liabilities                                                                 -                     (15)
            Accrued expenses                                                                 89                      48
            Accrued interest                                                                  -                     546
                                                                                        -------                 -------
               Net cash used in operating activities                                     (4,263)                 (7,117)
                                                                                        -------                 -------

Cash flows from investing activities:
   Purchase of equipment and leasehold improvements                                         (73)                   (242)
   Purchase of demonstration ovens                                                         (184)                      -
                                                                                        -------                 -------
               Net cash used in investing activities                                       (257)                   (242)
                                                                                        -------                 -------

Cash flows from financing activities:
   Borrowings under long-term debt                                                            -                   5,001
   Proceeds for the sale of preferred stock                                               2,000                   2,100
   Issuance of convertible note                                                           1,000                       -
   Proceeds for the sale of common stock                                                    500                       -
   Proceeds from the exercise of stock options                                              110                      44
                                                                                        -------                 -------
               Net cash provided by financing activities                                  3,610                   7,145
                                                                                        -------                 -------

Net decrease in cash and cash equivalents                                                  (910)                   (214)
Cash and cash equivalents at beginning of period                                          1,417                   1,928
                                                                                        -------                 -------
Cash and cash equivalents at end of period                                              $   507                 $ 1,714
                                                                                        =======                 =======
Supplemental Disclosures of Cash Flow Information:
   Interest paid                                                                        $     2                 $   545
                                                                                        =======                 =======
Supplemental Schedule of Non-cash Financing Activities:
   Beneficial conversion of preferred stock                                             $   381                 $     -
                                                                                        =======                 =======
   Accrued preferred stock dividends                                                    $   208                 $    20
                                                                                        =======                 =======


The accompanying notes are an integral part of these condensed financial statements.

                         TURBOCHEF TECHNOLOGIES, INC.
                    Notes to Condensed Financial Statements
                                  (Unaudited)
                              September 30, 2001

1)   Basis of Presentation
   -----------------------

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

     The financial statements of the Company as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000, included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and have not been audited by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The December 31, 2000 balance sheet was derived from audited financial statements and notes included in the Company's Annual Report on Form 10-K for the year ending December 31, 2000, but does not include all disclosures required by GAAP. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the aforementioned Form 10-K. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

     Certain amounts in prior periods financial statements have been reclassified to conform to current year presentation.

     Basic net loss per common share is based on 16,395,918 and 15,728,423 weighted average shares outstanding for the three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000 basic net loss per common share is based on 15,996,864 and 15,559,834 weighted average shares outstanding, respectively. For the three and nine months ended September 30, 2001 and 2000, the Company did not report any incremental shares of potentially dilutive stock, as their effect was anti-dilutive.

2)   Liquidity
     ---------

     Although the Company has historically incurred significant losses, the Company expects to generate future cash flows from the direct sale of its commercial cooking systems, royalties from the sale of its commercial cooking systems, license fees for the non-exclusive licensing of its technologies, research and development fees for product development and, as necessary and available, raising capital through future equity or debt financing. In March 2001, the Company raised $2,000,000 through the sale of its 8% convertible preferred stock and in April 2001 raised an additional $1,000,000 through the issuance of a convertible note payable. In June 2001, the Company raised $500,000 through the sale of its common stock. In October 2001, the Company raised an additional $500,000 through the sale of its common stock (See
Note 3).

     In the first quarter of 2001, both the Company and Maytag Corporation ("Maytag") filed claims against each other under the arbitration provision of certain agreements between the Company and Maytag. (See Part II, Item 1. "Legal Proceeding"). These events make it unlikely that Maytag will fund additional research and development for residential products incorporating the Company's rapid cook technologies.

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

3)   Long-Term Contracts and Equity Transactions
     -------------------------------------------

     Since entering into a Strategic Alliance and related agreements with Maytag in September 1997, the Company has received approximately $10.5 million in connection with product development and technology transfer fees (approximately 27%, 50% and 57% of total revenues for the years ended December 31, 2000, 1999 and 1998, respectively). During the first quarter of 2001, Maytag took action, which the Company believes resulted in termination of the Commercial Cooking Appliance Project Agreement ("CCAP") and associated License Agreement between the Company and Maytag. As a result of these actions, both Maytag and the Company have filed claims against each other under the arbitration provision of these agreements. One of the Company's claims is that, as a result of its termination of the agreement, Maytag is required to pay to the Company the remaining balance of minimum royalties that are due under the License Agreement of $5.25 million. Although the Company believes that it will prevail on its claims, the outcome of the arbitration proceeding is uncertain. The termination of the Maytag agreements has had a material adverse affect on the Company's financial position and results of operations. In addition, Maytag's actions will delay the Company's ability to realize economic value from its rapid cook technologies. The Company has now established a manufacturing venture with Shandong Xiaoya Group in China to replace Maytag as its manufacturer. The Shandong Xiaoya Group shipped its first "C" model commercial cooking system in the September 2001. In addition, on May 10, 2001, the Company signed an agreement with Maytag Corporation whereby all rights Maytag had to sell commercial products in North America based on TurboChef's rapid cook technologies were returned to the Company. Both parties have agreed to an orderly transition where TurboChef will have access to Maytag's nationwide sales and service networks. The Company intends in the future to seek non-exclusive distribution arrangements with multiple parties in an effort to lessen its reliance on any one single market partner.

     In March 2001, the Company raised $2,000,000 through the sale of its 8% Series B convertible preferred stock. The dividend on the preferred stock is payable, at the Company's option, in either cash or shares of its common stock. The preferred stock is convertible to common stock at $1.00 per common share (representing the closing sale price of the common stock on the date of
funding).   In connection with this transaction, the Company also issued to the investor warrants to purchase an additional 1,000,000 shares of common stock at $1.20 per share. The warrants were valued at $380,000 and are exercisable in three equal annual installments, commencing one year from the date of issuance and expire in 2011. In addition, the conversion feature was valued at $381,000 and recorded as a preferred stock dividend.

     In April 2001, the Company raised $1,000,000 through the issuance of an 8% Non-Negotiable Promissory Note ("Note"), convertible into common stock due April 20, 2003. A discount on the note of $190,000 was recorded to reflect the beneficial conversion feature within the note provided that upon the approval of the stockholders of the Company, the entire outstanding principal amount of the Note would automatically be converted into $1.00 par value convertible preferred stock (the "Convertible Preferred Stock") of the Company without any further action necessary on the part of the Company or the holder of the Note. In addition, the Company issued warrants to the holder of the note to purchase that number of shares of its common stock equal to fifty percent of the number of shares of its common stock that will be issued upon conversion of the Convertible Preferred Stock. These warrants are valued at $190,000. The warrants have a term of 10 years at an exercise price equal to 120% of the closing sale price of the common stock on the date of the Note. Each share of Convertible Preferred Stock issued will (i) have a liquidation value of $100 per share, (ii) be entitled to a dividend of $8.00 per share, payable semi-annually in cash or in shares of the common stock at the then fair market value (iii) be convertible into shares of common stock at a conversion price equal to $1.26, which was equal to the closing sale price of the Common Stock on the date of the Note, and (iv) contain anti-dilution provisions identical to those provided for in the Company's Series B Convertible Preferred Stock. The Company's stockholders at its annual stockholders meeting on August 7, 2001 approved the conversion and the Note was converted into Series C Convertible Preferred Stock (see Part II, Item 2 "Changes in Securities and Use of Proceeds"). The
                      -----------------------------------------
unamortized discount of $190,000 was charged to interest expense.

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

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS 142 also requires that an intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. This statement is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

     As of September 30, 2001, the net carrying amount of other intangible assets is $136,000. Amortization expense during the nine-month period ended September 30, 2001 was $45,000. Currently, the Company is assessing, but has not yet determined, how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

     In June 2001, the Financial Accounting Standards Board finalized FASB Statement No. 143 "Accounting For Asset Retirement Obligations" (SFAS 143) and in August 2001, finalized FASB Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144).

     SFAS 143 requires that the fair value for an asset retirement obligation be recognized in the period which it is incurred if a reasonable estimate of fair value can be made, and that the carrying amount of the asset, including capitalized asset retirement costs, be tested for impairment. SFAS 143 is effective for the fiscal years beginning after June 15, 2002. Management does not believe that this statement will have a material effect on the Company's financial position or results of operations.

     SFAS 144 prescribes financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and specifies when to test a long-lived asset for recoverability. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Management does not believe that this statement will have a material effect on the Company's financial position or results of operations.

5)   Stock Market Listing
     --------------------

     In April 2001, the Nasdaq notified the Company that the Company was not in compliance with the $4,000,000 minimum tangible asset requirement for continued listing of its common stock on the Nasdaq National Market at December 31, 2000. The Company applied for and, on July 12, 2001, received approval to transfer from the Nasdaq National Market Listing to the Nasdaq SmallCap Market Listing.

6)   Subsequent Events
     -----------------

     In October 2001, the Company raised $500,000 through the sale of 250,000 shares of its $.01 per share par value common stock. In connection with this transaction, the Company issued to the investor warrants to purchase an additional 250,000 shares of common stock at $2.25 per share. The warrants are exercisable immediately and expire in 2011. These warrants are valued at $489,000.

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

     In May 2001, Maytag agreed to return all of its rights it had to sell commercial products based on TurboChef's rapid cook technologies, in North America, to the Company. As a result, TurboChef has received access to Maytag's North American sales and service networks. In addition to North America, the Company intends to continue its direct marketing efforts for commercial rapid cook systems worldwide by seeking additional distributors and dealers in strategic foreign markets to distribute the Company's C-3 rapid cook systems.

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

Results of Operations for the Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

     Revenues for the quarter ended September 30, 2001 were $890,000, compared to revenues of $2,706,000 for the quarter ended September 30, 2000. The decrease in research and development and royalty revenues accounted for $578,000 of the decrease, which was the result of the termination of the Maytag agreements in January 2001. In addition, there were no research and development or royalty revenues in the third quarter of 2001. The remainder of the decrease $1,298,000 was due primarily to the decrease in sales of C-3 rapid cook systems. In September 2000 the Company, in its initial roll out of its C-3, had one sale to a customer for approximately $1.9 million. Sales in the current quarter have been to a variety of customers in the United States and Europe, which is the result of the Company's direct marketing effort to increase its distributor and dealer network in Europe and sales in its new North American market.

     Cost of sales for the quarter ended September 30, 2001 were $541,000, a decrease of $1,283,000 compared to $1,824,000 for cost of sales in the quarter ended September 30, 2000. Of this decrease, $1,199,000 relates to the bulk sale of C-3 units to a single customer in Europe during the third quarter of 2000.
As noted above, the Company's current sales are to a variety of customers in the United Sates as well as Europe. In addition, $80,000 of accrued warranty costs were recorded in the third quarter of 2000 in connection with a three-year upgrade and service agreement covering the Company's first generation D series ovens. No additional warranty accruals were necessary in the third quarter of 2001.

     Gross profit on product sales for the quarter ended September 30, 2001 increased $45,000 to $349,000, when compared to gross profit on product sales of $304,000 during the quarter ended September 30, 2000. This increase is due primarily to higher margins from C-3 product sales and the lower accrued warranty costs during the third quarter of 2001.

     Research and development expenses for the quarter ended September 30, 2001 decreased $407,000, to $242,000, as compared to $649,000 for the quarter ended September 30, 2000. The decrease in research and development expense principally relates a reduction in payroll & related expenses of $147,000 and prototyping expenses of $169,000. These expenses were eliminated due to the substantial completion of the Company's "C" series commercial counter top cooking platform and related components.

     Selling, general and administrative expenses for the quarter ended September 30, 2001 decreased $27,000, to $1,570,000 from comparable expenses of $1,597,000 for the quarter ended September 30, 2000. This decrease is due primarily to a decrease of $230,000 in administrative and operating expenses,
which were offset by an increase of $203,000 in sales and marketing costs.   The
decreases in administrative and operating expenses were the result of cost reductions implemented in the first quarter of 2001, while the increase in sales and marketing costs were the result of the Company's increased selling and marketing activities in the US and Europe.

     Other income (expense) was ($181,000) for the quarter ended September 30, 2001, compared to ($252,000) for the quarter ended September 30, 2000. The $71,000 decrease in other expenses is composed of a decrease of $162,000 due to the amortization of the premium on a purchased put option purchased to hedge against market value fluctuations of the Company's Maytag common stock, which was sold in the fourth quarter of 2000, and a decrease in interest expense due to the debt being paid down in 2000, and partially offset by an unamortized discount on the conversion of a note payable into equity, which was charged to interest expense during the third quarter of 2001.

Results of Operations for the Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

     Revenues for the nine months ended September 30, 2001 were $2,148,000, compared to revenues of $5,444,000 for the nine months ended September 30, 2000. This decrease is primarily attributable to the receipt of $2,793,000 in research and development revenues and minimum royalties received in 2000, primarily from Maytag. Research and development revenues from the Maytag commercial License Agreement ended in the second quarter of 2000. The remaining decrease of $503,000 was due to a decrease in bulk C-3 oven sales.

     Cost of sales for the nine months ended September 30, 2001 were $1,209,000, a decrease of $1,631,000 compared to $2,840,000 for cost of sales for the nine months ended September 30, 2000. The decrease is principally due to an accrued warranty charge of $680,000 in 2000 and a reduction in cost of sales due to a decrease in bulk C-3 oven sales. The warranty charge is associated with a three-year upgrade and service agreement covering the Company's first generation D series ovens. No additional warranty accruals were necessary in 2001.

     Gross profit on product sales for the nine months ended September 30, 2001 increased $1,128,000 to $939,000, when compared to gross profit/(loss) on product sales of ($189,000) during the nine months ended September 30, 2000. This increase is due primarily to the improvement in gross margin as a result of the decrease in warranty costs and higher average selling prices during for the first nine months of 2001, as compared to the same period in 2000.

     Research and development expenses for the nine months ended September 30, 2001 decreased $2,035,000, to $931,000, as compared to $2,966,000 for the nine months ended September 30, 2000. The decrease in research and development expense principally relates to a reduction in payroll & related expenses of $462,000 and prototyping expenses of $1,770,000. These expenses were eliminated due to the completion of the Company's "C" series commercial counter top cooking platform and related components.

     Selling, general and administrative expenses for the nine months ended September 30, 2001 decreased $1,926,000 to $4,357,000 from comparable expenses of $6,283,000 for the nine months ended September 30, 2000. This decrease is due primarily to a decrease in administrative expenses of $1,228,000, sales and marketing expenses of $228,000 and operating expenses of $144,000 as a result of cost reduction implemented in the first quarter of 2001.

     Other income (expense) was ($106,000) for the nine months ended September 30, 2001, compared to ($732,000) for the quarter ended September 30, 2000. The $626,000 decrease in other expenses is primarily due to a decrease of $486,000 of amortization of the premium on a purchased put option purchased to hedge against market value fluctuations of the Company's Maytag common stock, which was sold in the fourth quarter of 2000, and a decrease in interest expense due to the pay down of debt in 2000. This was offset by a decrease in interest and dividend income.

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

     At September 30, 2001, the Company had working capital of $3,000 as compared to working capital of $846,000 at December 31, 2000. The $843,000 working capital decrease from December 31, 2000 resulted primarily from the use of cash to fund operating losses of $4,349,000 during the first nine months of 2001, offset by the equity and debt financing of $3,500,000 during this same period.

     Cash used in operating activities was $4,263,000 for the nine months ended September 30, 2001, as compared to cash used in operating activities of $7,117,000 for the nine months ended September 30, 2000. The net loss of $4,455,000 for the first nine months of 2001 included $419,000 of non-cash charges, compared to $886,000 for the first nine months of 2000. Net cash used in operating activities in the first nine months of 2001 was negatively impacted by a $1,028,000 decrease in accounts payable and an increase in inventory of $188,000. These operating cash requirements were offset by a $741,000 decrease in accounts receivable, a $259,000 decrease in prepaid expenses and other assets and $89,000 increase in accrued expenses.

     Cash used in investing activities for the nine months ended September 30, 2001 was $257,000 and resulted from the purchase of equipment and leasehold improvements. The Company's level of capital expenditures increased approximately $15,000 compared to the nine months ended September 30, 2000, which was the result the Company's capital equipment requirements due to its sales expansion in North America and Europe.

     Cash provided by financing activities was $3,610,000 for the nine months ended September 30, 2001. The cash was raised from the sale of the Company's Series B convertible preferred stock for $2,000,000, the issuance of a convertible note payable for $1,000,000, the sale of its common stock for $500,000 and $110,000 for the exercise of stock options during the first nine months of 2001.

     At September 30, 2001, the Company had cash and cash equivalents of $507,000, compared to cash and cash equivalents of $1,417,000 at December 31, 2000.

     In March 2001, the Company raised $2,000,000 through the sale of its 8% Series B convertible preferred stock. The dividend on the preferred stock is payable, at the Company's option, in either cash or shares of common stock. The preferred stock is convertible to common stock at $1.00 per common share (representing the closing sale price of the common stock on the date of
funding).   In connection with this transaction, the Company also issued to the investor warrants to purchase an additional 1,000,000 shares of common stock at $1.20 per share. These warrants are exercisable in three equal annual installments, commencing one year from the date of issuance and expire in 2011. These warrants are valued at $380,000. In addition, the conversion was valued at $381,000 and recorded as a preferred stock dividend.

     In April 2001 the Company raised $1,000,000 through the issuance of an 8% Non-Negotiable Promissory Note ("Note") due April 20, 2003 provided that upon the approval of the stockholders of the Company, the entire outstanding principal amount of the Note would automatically be converted into preferred stock (the "Convertible Preferred Stock") of the Company without any further action necessary on the part of the Company or the holder of the Note. In addition, the Company issued warrants to purchase shares of its common stock equal to fifty percent of the number of shares of common stock that will be issued upon conversion. These warrants are valued at $190,000. The warrants have a term of 10 years at an exercise price equal to 120%
of the closing sale price of the Common Stock on the date of the Note. Each share of Convertible Preferred Stock issued will (i) have a liquidation value of $100 per share, (ii) be entitled to a dividend of $8.00 per share, payable semi-annually in cash or in shares of the Common Stock at the then fair market value
(iii) be convertible into shares of Common Stock at a conversion price equal to the closing sale price of the Common Stock on the date of the Note, and (iv) contain anti-dilution provisions identical to those provided for in the Company's Series B Convertible Preferred Stock. The Company's stockholders at its annual stockholders meeting on August 7, 2001 approved the conversion of the Note to Convertible Preferred Stock (see Part II, Item 2 "Changes in Securities
                                                          ---------------------
and Use of Proceeds"). The unamortized discount of $190,000 was charged to
-------------------
interest expense.

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

     In October 2001, the Company raised $500,000 through the sale of 250,000 shares of its $.01 per share par value common stock. In connection with this transaction, the Company issued to the investor warrants to purchase an additional 250,000 shares of common stock at $2.25 per share. The warrants are exercisable immediately and expire in 2011. These warrants are valued at $489,000.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

     In the fourth quarter of 2000, the Company sold its investment in Maytag common stock and paid the outstanding principal and interest due on the AIG credit facility. The purchased put option, which was an integral part of the AIG credit facility was terminated at the same time. As of September 30, 2001, the Company does not have any assets or liabilities that have the potential for market risk that would affect the operating results or cash flow of the Company and is not engaged in any hedging activity.

Part II. Other Information

Item 1:  Legal Proceedings
         -----------------

     During the first quarter of 2001, the Company and Maytag filed Notice, Claim of Arbitration, as provided for under the Commercial Cooking Appliance Project Agreement ("CCAP") and related commercial License Agreement. Maytag claims that the Company has breached the CCAP and related commercial License Agreement and is seeking to recover damages of approximately $4.2 million. One of the Company's claims is that, as result of its termination of the commercial License Agreement, Maytag is required to pay to the Company the remaining balance of minimum royalties that are due of $5.25 million. The Company expects the arbitration to be complete prior to the end of fiscal 2001. Although the Company believes that it will prevail on its claims, the outcome of the arbitration proceeding is uncertain. In any event, even if the Company was to receive the balance of the royalties it claims are owed to it, the termination of the Maytag agreements has had a material adverse affect on the Company's financial position and results of operations. Since the outcome of the arbitration proceeding is uncertain, no adjustments have been made to the Company's financial statements. There have been no material developments with respect to this arbitration during the quarter ended September 30, 2001.

Item 2:  Changes in Securities and Use of Proceeds.
         ------------------------------------------

     In August the Company's $1,000,000, 8% Non Negotiable Promissory Note Payable, due April 20, 2003 was converted into and the Company issued 10,000 shares of its $1.00 par value Series C Convertible Preferred Stock. The dividend on the preferred stock is payable, at the Company's option, in either cash or shares of common stock at the then market price. The preferred stock is convertible to common stock at $1.26 per common share. In connection with this transaction, the Company also issued to the investor 396,825 warrants to purchase shares of its common stock. These warrants shall have a term of 10 years at an exercise price of $1.51, and are valued at $190,000. The unamortized discount related to the note was charged to interest expense.

     In October 2001, the Company raised $500,000 through the sale of 250,000 shares of its $.01 per share par value common stock. In connection with this transaction, the Company issued to the investor warrants to purchase an additional 250,000 shares of common stock at $2.25 per share. The warrants are exercisable immediately and expire in 2011. These warrants are valued at $489,000.

     These issuance's were made pursuant to the exemption from registration contained in Section 4(2) and Section 3(a)(9), respectively, of the Securities Act of 1933.

Item 3:  Defaults Upon Senior Securities
         -------------------------------

               None

Item 4:  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     On August 7, 2001, the Annual Meeting of Stockholders of the Company was held in Dallas, Texas. At the Annual Meeting, the Company's stockholders elected four (4) individuals to serve as the Company's Board of Directors until the next Annual Meeting of the Stockholders and until their successors are elected and duly qualified. The table presented below indicates the number of votes cast in favor of the election of such persons as directors and the number of votes withheld.

        Name of Director        Number of Votes For      Withheld Votes
        ---------------         ------------------       --------------
        Jeffery B. Bogatin           13,873,675              587,951
        Donald J. Gogel              13,886,516              575,110
        Mitchell E. Rudin            13,855,916              605,710
        Jack Silver                  13,804,546              657,080

     In addition to the election of the Company's Board of Directors, the stockholders approved the following proposal at the Annual Meeting:

     A proposal to amend the Company's 1994 Stock Option Plan, as amended, to increase the number of shares of Common Stock reserved for issuance under the plan by 1,000,000 shares. Aggregates of 9,117,185 shares were voted for this proposal, 724,648 shares voted against this proposal and 36,491 shares abstained. There were 4,583,302 broker non-votes with respect to this proposal.

     A proposal to convert the Company indebtedness owed to Donald Gogel into the Company's Convertible Preferred Stock. Aggregates of 9,212,631 shares were voted for this proposal, 627,341 shares voted against this proposal and 38,352 shares abstained. There were 4,583,302 broker non-votes with respect to this proposal.


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


                                          TURBOCHEF TECHNOLOGIES, INC.


                                           By: /s/ Jeffrey B. Bogatin
                                          ----------------------------------
                                           Jeffrey B. Bogatin
                                           Chairman of the Board and
                                           Interim Chief Executive Officer
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)


Dated November 14, 2001