Form 10-K
period 2001-12-31
TURBOCHEF TECHNOLOGIES INC
filed 2002-04-15
CIK 916545

================================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            ------------------------
                                   FORM 10-K

         For Annual and Transition Reports pursuant to Sections 13 or
                15(d) of the Securities Exchange Act of 1934

        (Mark One)
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended December 31, 2001
                                      OR
        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          For the transition period from
                           _____________ to ____________

                           Commission File Number 0-23478
                            ----------------------------

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
              Dallas, Texas                                (Zip Code)
   (Address of principal executive offices)
               Registrant's telephone number, including area code:
                                     (214) 379-6000
       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:
                                                   Name of Each Exchange on
       Title of Each Class                             Which Registered
       -------------------                             ----------------
             None                                             None
       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
                        Common Stock, $0.01 Par Value
                               (Title of Class)

                         ----------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [ X ]

        Aggregate Market Value of voting stock held by non-affiliates of the Registrant at
                      March 22, 2002:  $30,797,359

     Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

                                            Number of Shares Outstanding
        Title of Each Class                      at March 22, 2002
        -------------------                      -----------------
    Common Stock, $0.01 Par Value                    18,439,879

                              -----------------

================================================================================

                                        TURBOCHEF TECHNOLOGIES, INC.
                                              TABLE OF CONTENTS

Form 10-K Item                                                                          Page
--------------                                                                          ----
Part I.
                      Forward-looking Statements ......................................   2

         Item 1.      Business.........................................................   3

         Item 2.      Properties.......................................................  12

         Item 3.      Legal Proceedings ...............................................  13

         Item 4.      Submission of Matters to a Vote of Security Holders..............  13

Part II.
         Item 5.      Market for Registrant's Common Equity and Related
                      Stockholder Matters .............................................  14

         Item 6.      Selected Financial Data..........................................  16

         Item 7.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations .............................  17

         Item 7A.     Quantitative and Qualitative Disclosures about
                      Market Risk......................................................  31

         Item 8.      Financial Statements and Supplementary Data......................  32

         Item 9.      Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure .............................  32

Part III.
         Item 10.     Directors and Executive Officers of the Registrant ..............  33

         Item 11.     Executive Compensation...........................................  35

         Item 12.     Security Ownership of Certain Beneficial Owners
                      and Management ..................................................  39

         Item 13.     Certain Relationships and Related Transactions ..................  41

Part IV.
         Item 14.     Exhibits, Financial Statement Schedules, and Reports
                      on Form 8-K......................................................  43

                      Signatures.......................................................  46

                                    PART I

FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of TurboChef Technologies, Inc. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the ability to obtain additional financing necessary to continue operations; the uncertainty of consumer acceptance of new products or technologies that may be offered by TurboChef; the need to hire and retain key personnel; relationships with and dependence on third-party equipment manufacturers and suppliers; uncertainties relating to business and economic conditions in markets in which TurboChef operates; uncertainties relating to customer plans and commitments; potential performance issues with suppliers; the highly competitive environment in which TurboChef operates; potential entry of new, well-capitalized competitors into the markets served by TurboChef; uncertainties inherent in international sales including foreign currency fluctuations; uncertainty regarding strategic relationships and alliances and the ability to protect TurboChef's proprietary information. The words "believe," "expect," "anticipate," "intend," and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date of the statement was made. TurboChef undertakes no obligation to update any forward-looking statement.

ITEM 1.         BUSINESS
                --------

GENERAL

     TurboChef Technologies, Inc. ("TurboChef" or "the Company") is engaged primarily in designing, developing and marketing its proprietary rapid cook technologies. TurboChef's proprietary rapid cook oven, which requires no ventilation, employs a combination of high speed forced air and microwave energy to "cook-to-order" a variety of food products at faster speeds and to quality standards comparable, and in many instances superior to, other conventional commercial and residential ovens currently available.

     The Company's commercial oven employs the Company's proprietary cooking technologies to quickly, efficiently and evenly transfer, disperse and control the heat used in the cooking process. In addition, because of the TurboChef oven's moisture retention, browning, crisping and toasting capabilities, the Company believes that the characteristics of most food items cooked in a TurboChef cooking system (including their flavor, texture and appearance) are superior in quality to those achieved using most other cooking methods.

     The Company believes its technology offers the following unique features to its customers:

                      . Cooking speeds 5-10 times faster than a conventional oven
                      . Quality is equal to or higher than a conventional oven . Maintains high consistency of cooked product
                      . Versatility of cooking platform (bake, broil, grill, air fried, poached and steamed cooking profiles)
                      .  Ventless operation
                      . Through the Company's Menu in a Minute software technology, the menus and cook settings can be easily changed with minimal labor cost

     The Company launched the current version of its commercial oven, the TurboChef C-3, in the second quarter of 2000. To date, the TurboChef rapid oven has provided cooking solutions to various quick service restaurants, convenience stores, hotels and traditional restaurants in the United Kingdom, Europe and the United States. In addition, the Company has provided cooking solutions to non-traditional operators in the food service business such as stadiums, cinemas and service stations.

     The Company currently sells its C-3 oven through a direct sales force in North America, the United Kingdom, Europe and Asia. Until May 2001, the Company's C-3 ovens were marketed in the United States through the Maytag Corporation ("Maytag") and its subsidiary the G. S. Blodgett Corporation ("Blodgett") pursuant to the terms of a series of agreements in which the Company granted them the exclusive right to sell its C-3 ovens in North America. Under the agreements the Company retained the right to sell directly outside of North America, with the exception of selling to U.S. based customers overseas. In the first quarter of 2001, the Company and Maytag entered into arbitration with respect to certain disputes under the agreements which arbitration is pending. (see Item 3: Legal Proceeding). In May 2001, the Company regained from

Maytag and Blodgett the right to sell its C-3 ovens products directly in the United States and began building its own sales force to make direct oven sales.

     The Company is currently expanding its direct marketing and sales efforts throughout North America, the United Kingdom, Europe and Asia. The Company's primary sales office is located in Dallas, Texas. In addition, the Company has sales offices in New York, the United Kingdom, and the Netherlands.

     In addition to its direct sales force, the Company is in the process of seeking to develop multiple distribution channels through the use of third party distributors, manufactures representatives, agents and wholesale food distributors. The Company is also considering entering into strategic marketing alliances with third parties who have established relationships or synergies with mutual prospective customers.

     In the second quarter of 2000, TurboChef established a manufacturing venture with Shandong Xiaoya Group ("Xiaoya"), in China in which Xiaoya was granted the manufacturing rights for the C-3 oven. In March 2002, TurboChef signed a new agreement to purchase approximately $14 million of C-3 ovens from Xiaoya over the next 17 months.

RAPID COOK TECHNOLOGY

     Traditional ovens employ a wide range of processes for transferring heat energy to food. These include: conduction (direct energy transfer from a hot surface, as in a grill); natural convection (energy transfer to and from naturally moving air, as in a typical home oven); forced convection (energy transfer to and from mechanically circulated air, as in a typical convection oven); air impingement (forced convection with rapidly moving air directed at the food); induction (heating by the generation of electromagnetic fields); microwave radiation (heating by the dissipation of microwave energy in food); and infra-red radiation (heating by light whose wavelength falls below that of the color red in the electromagnetic spectrum).

     Newer ovens have begun to incorporate two or more of these conventional sources of energy. For example, some ovens employ microwaves and air impingement or microwave and halogen light (a form of infra-red radiation). However, the Company does not believe that these systems provide the speed of cooking or achieve the same quality of cooked food that is achieved by the TurboChef rapid cook ovens.

     The Company's unique, patented oven couples rapidly circulating hot air with microwave energy. The close coupling of the two energy sources controlled by a microprocessor enables faster cooking at higher quality levels than is possible by each energy source operating independently. The air is forced down from the top of the oven and at the same time pulled out through a return path that results in a tight air wrap around food. This air wrap ensures that there is a constant interaction between the heated air and the entire surface area of the food product in the cooking cavity, resulting in not only evenly browned food products on the outside, but also creates temperature and moisture gradients that enable precisely targeted microwaves to energize water molecules that cook the food on the inside. The microwave energy is introduced from a direction directly opposite that of the direction of the airflow, thus capturing the food between the two opposing energy gradients resulting in faster cooking times and enhanced quality in the food products being cooked.

     The circulated air is recycled though a proprietary catalytic converter system that breaks down the fumes and grease byproduct resulting from the cooking process. This allows TurboChef to claim the C-3 oven offers a ventless cooking solution, as concluded by Pacific Gas and Electric Company, a recognized independent leader in the testing of food service equipment, in a report dated February 2001. TurboChef believe that the operational efficiencies of a ventless solution are an important distinguishing feature of the TurboChef C-3 oven.

OTHER PRODUCTS AND SERVICES

     TurboChef has developed a Menu in a Minute System ("MIM's") technology, which when combined with the C-3 oven, offers a system by which a food service operator can download menus and cook settings for use by that operator's entire chain of restaurants through the use of a computer chip or internet connection. This MIM's technology will enable executive chefs of food service chains to program new cooking settings centrally and make changes to their menus with exact precision and very little added cost.

     TurboChef also separately offers fee-based consulting services to its customers, where food service is not the primary source of revenue. These services include menu design, concept development and sourcing of food products.

     The Company has from time to time leased ovens to its customers as an alternative to their purchasing ovens from the Company. The Company is exploring offering formal leasing programs to its customers through third party providers. There can be no assurance that the Company will be successful in developing a leasing program or that any leasing program that is established will be beneficial to the Company.

OPPORTUNITIES AND STRATEGY

     The commercial food service market continues to experience rising real estate costs, increased food product costs and intense competition. These factors have forced many commercial food service operators to become more efficient and cost effective in their food preparation. While many operators have initiated cost saving mechanisms in their kitchens, their available options have been somewhat limited. The Company believes that its patented technologies not only provide operators the opportunity to achieve operating cost savings (i.e., energy, ventilation, food waste and labor), but enables operators to produce quality meals in less time from a smaller, more efficient and less labor intensive kitchen.

     The Company believes that its long-term success is dependent upon the effectiveness of its direct sales efforts in demonstrating the versatility of its commercial ovens in providing a solution to large food service operators that seek top-line revenue growth. The Company further believes that acceptance of its cooking technologies in commercial products can be leveraged in the marketing of any future residential products that the Company may introduce. The

Company's market research has revealed that "time" and "quality" are two of the most important considerations taken into account for food preparation. The Company believes that its products have proven that they can meet both the time and quality demand of the commercial food service marketplace. In addition, the Company believes that its patented cooking technology can be adapted for use in residential ovens should it decide in the future to pursue this market.

MARKETING STRATEGY

     TurboChef is primarily focused on sales of its products for use by commercial customers in the traditional and non-traditional food service markets. During 2001, the Company established its own sales force as a result of a shift in its marketing strategy to focus on direct sales. The Company intends to further expand it direct sales and marketing efforts worldwide by hiring additional sales personnel, primarily in the United States. The new strategy will target both the non-traditional as well as the traditional food service markets.

     Non-Traditional Food Service: This market segment represents food service
     ----------------------------
operations where food is not the primary source of the operation's revenue.
The TurboChef's C-3 oven offers customers a cooking platform which provides the food service customer with the potential for an additional revenue source, while requiring little, if any, additional investments in equipment other than the oven itself, staff or training. TurboChef offers customers in this segment the opportunity to combine the TurboChef oven with TurboChef's MIM's system and TurboChef's optional consulting services to provide a full-service offering. The C-3 oven offers speed, quality, consistency, wide versatility of food offerings, allows for the use of minimally skilled, inexpensive labor and offers the potential for ventless operation. Customers in this segment include:

                      .  Hotels
                      .  Movie Theatres
                      .  Airports
                      .  Stadiums
                      .  Supermarkets
                      .  Convenience Stores
                      .  Video Stores

     Traditional Food Service: This market segment is defined as food service
     ------------------------
operations where food is the operation's primary source of revenue. The
Company believes that while many of the characteristics sought by a traditional food service customer from a rapid cook oven are identical to those of the non-traditional food service customer, the needs of a traditional food service customer tend to be more specific around an existing menu and the cooking platform of the food service operation. Participants in this segment include:

                      .  Quick Service Restaurants
                      .  Fine Dining

     During the fiscal year ended December 31, 2001 the Company generated revenue from sales of its products to customers located in the United States, the United Kingdom, and other countries in Europe and in Asia. Total export sales to customers in the United Kingdom, countries in Europe and in Asia for the fiscal year ended December 31, 2001 were $1,986,000, $264,000 and $34,000, respectively. These sales accounted for approximately 61%, 8% and 1% of the Company's total product sales, respectively, during 2001.

For the years ending December 31, 2000 and 1999 all revenues generated from product sales were the result of sales to customers in the United Kingdom and Asia. During these periods over 99% of product sales were made to customers located in the United Kingdom with the balance representing sales made to customers in Asia.

PRODUCTION AND SUPPLY

     The Company has been and will continue to be dependent on third parties for the supply and manufacture of all of its component and electronic parts, including both standard components and specially-designed component parts, such as the printed circuit computer boards and wiring harnesses used in the TurboChef ovens. The Company generally does not maintain supply agreements with such third parties, but instead purchases components and electronic parts pursuant to purchase orders in the ordinary course of business. The Company is substantially dependent on the ability of its manufacturers and suppliers to, among other things, meet the Company's design, performance and quality specifications. Failure by the Company's manufacturers and suppliers to comply with these and other requirements could have a material adverse effect on the Company.

     The Company requires that its contract manufacturers follow generally accepted industry standard quality control procedures. In addition, the Company maintains its own quality assurance personnel and testing capabilities to assist its contract manufacturers with their respective quality programs and performs routine audits of both manufacturing facilities and finished products to ensure the highest quality and reliability.

     The Company's manufacturing cycle, extends from the execution of a purchase order for component parts until the actual shipment of finished product to the customer, generally ranges from sixteen to twenty four weeks.

     In the second quarter of 2000, the Company established a manufacturing venture with Xiaoya in China which acts as the sole manufacturer of the Company's C-3 oven. The Company received its first model C-3 commercial oven from Xiaoya in August 2001. In March 2002, the Company signed an agreement with Xiaoya to purchase approximately $14 million of C-3 ovens over the next 17 months.

RESEARCH AND DEVELOPMENT

     During the years ended December 31, 2001, 2000, and 1999, the Company incurred costs related to research and development activities in the amounts of $1.1 million, $3.7 million and $4.1 million, respectively. Substantially all of this research and development was funded from third parties during fiscal 2000 and 1999. The Company intends to invest in the continued development of its core technologies and related applications and to continue improving the performance of its current commercial oven. The Company believes its technology can be readily adopted in a residential oven and has developed a prototype. At this time, the Company's strategy is to focus on opportunities in the non-traditional and traditional commercial food service markets and pursue opportunities in the residential oven market at such time when the Company believes it has the necessary financial resources to do so.

COMPETITION

     The commercial rapid cook segment of the foodservice equipment market is characterized by intense competition. The Company competes with numerous well-established manufacturers and suppliers of conventional commercial ovens, grills and fryers (including those that cook through the use of conduction, convection, induction, air impingement, infrared, halogen and/or microwave heating methods). In addition, the Company is aware of others who are developing, and in some cases have introduced, commercial ovens based on high-speed heating methods and technologies. Most of the Company's competitors possess substantially greater financial, marketing, personnel and other resources than the Company and have established reputations relating to the development, manufacture, marketing and service of cooking equipment. Among the Company's major competitors in the rapid cook segment of the foodservice equipment market are: The Middleby Corporation and certain of its subsidiaries; the commercial foodservice equipment division of Enodis LLP, including, Lincoln Foodservice Products, Inc. and MerryChef; Quadlux, Inc.; Vulcan-Hart Corporation, a subsidiary of Premark International, Inc.; Groen, Inc., a subsidiary of Dover Corporation; Amana, Fujimak and Enersyst (a technology licensing company).

     Although the Company is not aware of any competitive products, either being marketed or under development which it believes are functionally equivalent to the TurboChef cooking system (i.e., products that have the same capabilities to cook a variety of food items to the same high quality standards and speeds), there can be no assurance that other companies with greater financial resources will not develop functionally equivalent competitive products in the near future.

     Competition has also increased in the emerging residential rapid cook sector as well. Certain companies have already introduced products into the rapid cook sector, including; the General Electric Advantium (utilizing microwave and halogen light technology), the Quadlux Flashbake wall oven (utilizing infrared and invisible light technology), the Whirlpool Speedcook wall oven (utilizing convection, microwave and halogen light technology) and the Amana Lightwave (utilizing microwave and infrared light technology). In addition, other competitive products are scheduled to be launched in the near future including the Thermador Jetdirect (utilizing microwave and air impingement). Although the Company currently does not have a residential product offering, it has developed a prototype residential oven and intends to enter into the residential oven appliance market at such time when it has the financial resources to do so. There can be no assurance that the Company will ever enter the residential oven market or if it does, that it can successfully market a residential oven.

REGULATION AND ACCREDITATION

     The Company is subject to regulations administered by various federal, state, local and international authorities, such as the United States Food and Drug Administration, the Federal Communication Commission, the European Community Council and the Japanese Government's Ministry of International Trade
(MITI) (including those regulations limiting radiated emissions from the Company's cooking system products), which impose significant compliance burdens on the Company. Failure to comply with these regulatory requirements may subject the Company to civil and criminal sanctions and penalties. While the Company believes that its products are in compliance with all material applicable laws and regulations regulating such products, there can be no assurance of such compliance. The Company tests, from time to time, the ovens in order to confirm continued compliance with applicable regulatory requirements. Management believes that compliance with these laws and regulations will not require substantial capital expenditures or have a material adverse effect on the Company's future operations.

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

     The Company has received certification from Intertek Testing Services
(ETL) as to compliance of the Company's model C3/C TurboChef ovens with applicable Underwriter's Laboratory (UL/(R)/) requirements relating to product safety accreditation standards and with the applicable requirements of the National Sanitation Federation ("NSF") relating to cleanability and sanitation accreditation standards. UL/(R)/ and NSF are agencies which have established certain standards for a variety of categorized products and can be engaged to inspect a manufacturer's products for compliance with the applicable standards. Certification by each agency authorizes the marking of any such product with the agency's labels, which indicates that the product is approved by the agency for such use. Such certifications, which require periodic renewal, only represent compliance with established standards and are not legally required. However, failure by the Company to comply with these accreditation standards in the future could have a material adverse effect on the Company's marketing efforts. In addition, the Company has met the requirements necessary to apply the "CE" mark (which indicates compliance with the European Community Council directive relating to electromagnetic compatibility and low voltage) to its model C-3 TurboChef cooking systems. As an equipment manufacturer, the Company is allowed to "self-certify" compliance with this directive and has a third party attest to the results. The Company is required by law to meet this European Community Council directive in order to apply the "CE" mark and thereby sell its cooking systems in the European Union.

WARRANTY AND SERVICE

     The Company generally offers purchasers a one-year limited warranty covering the TurboChef cooking system's workmanship and materials, during which period the Company or its authorized service representative will make repairs and replace parts which become defective due to normal use. Pursuant to the Company's warranty policy, the Company will accept the return of a cooking system that does not perform according to product specifications, within one year of the date of purchase. Component parts furnished to the Company by its suppliers and manufacturers are generally covered by an one-year limited warranty and contract manufacturers furnish a limited warranty for any of their manufacturing or assembly defects. There can be no assurance that future warranty expenses incurred on the one-year warranty will not have a material adverse effect upon the Company.

     In September 1999, the Company entered into an agreement to upgrade and warranty 262 ovens installed with Whitbread Group PLC ("Whitbread"). The Company received approximately $1.4 million from Whitbread to complete the upgrade and provide a three-year extended warranty to each of the ovens. The oven upgrades included design changes that were to substantially increase the life and durability of the oven. These upgrades were completed in February 2000. The $1.4 million has been used to offset expenses relating to the upgrade and warranty as incurred. During 2000 and 1999, the Company accrued an additional $985,000 and $755,000, respectively, for expenses in excess of payments from Whitbread, relating to the completion of the upgrade and remainder of the warranty period. No additional costs were incurred during fiscal 2001. In February 2002, the Company and Whitbread entered into an agreement to terminate this extended warranty agreement. Under this termination agreement, the Company is required to pay Whitbread [pound]460,000 (approximately $670,000), plus VAT, over a 24 month period, and Whitbread will release TurboChef from its obligation to continue to warranty approximately 260 of TurboChef's earlier generation commercial ovens. The Company has accounted for these payments on its financial statements as accrued warranty and upgrade costs.

     In those areas where TurboChef cooking systems are located, the Company has established relationships with independent factory authorized service representatives who provide installation and/or repair services and carry a parts inventory. The Company expects its distributors to establish parts and service capabilities in the markets in which they sell TurboChef licensed products.

INSURANCE

     The Company is engaged in a business which could expose it to possible liability claims from others, including from foodservice operators and their staffs, as well as from consumers, for personal injury or property damage due to design or manufacturing defects of the Company's products or otherwise. The Company maintains various insurance policies, which the Company believes provides adequate coverage for the type of products it currently markets. In addition, the Company believes that its third-party suppliers and manufacturers currently maintain adequate levels of liability insurance. No assurance can be given that the Company's insurance coverage will be adequate to cover any claim against the Company.

PATENTS AND PROPRIETARY RIGHTS

     The Company holds patents that cover certain fundamental aspects of the Company's rapid cook technologies. The Company has pending patent applications or patents corresponding to one or more of these patents filed in at least seven countries (including the United States, Japan and various countries of the European Patent Convention). Its United States patents will expire at various dates between 2011 and 2018. The Company believes that its patents and patent applications provide it with a competitive advantage and that patent protection is important to the Company's business. There can be no assurance as to the breadth or degree of protection which existing or future patents, if any, may afford the Company, or that any patent applications will result in issued patents, or that the Company's patent rights will be upheld if challenged, or that competitors will not develop similar or superior methods or products outside the protection of any patents issued to the Company.

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

     The Company believes that product and brand name recognition is an important competitive factor in the food service equipment industry. Accordingly, the Company promotes the TurboChef(R) name in connection with its marketing activities. The Company holds trademarks in the United States and United Kingdom for the TurboChef(R) and TurboChef Technologies, Inc(R) names. In certain countries in Europe, the Company licenses the TurboChef name from a third party.

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

EMPLOYEES

     As of March 22, 2002, the Company employed 38 persons, of which 35 are full-time employees, including 3 executive officers and 3 senior managers. Of its employees, 5 are engaged in technological development, 15 in administration, and 18 in sales, marketing, and customer service. None of the Company's employees are represented by labor unions. The Company considers its relations with its employees to be good.

ITEM 2         PROPERTIES
               ----------

     The Company owns no real estate. The Company leases approximately 18,600 square feet of space at 10500 Metric Drive, Dallas, Texas, which it uses for executive offices, technology development, limited assembly and other purposes, under a lease agreement, which expires on January 31, 2005. The annual base rental expense on this property is $152,000.

     The Company leases approximately 1,000 square feet of general office space at 660 Madison Avenue, New York, New York, pursuant to a lease that is scheduled to expire on December 31, 2002. The annual base rental expense on this property is $185,000.

     The Company leases approximately 1,000 square feet of general office space in the Cranfield Innovation Centre, in Cranfield, U.K, pursuant to a lease that is scheduled to expire on July 10, 2003. The annual base rental expense on this property is $27,000.

     The Company believes that its facilities are generally well maintained, in good operating condition and adequate for its current needs.

ITEM 3         LEGAL PROCEEDINGS
               -----------------

     During the first quarter of 2001, the Company and Maytag filed a Notice of Claim of Arbitration, as provided for under the Commercial Cooking Appliance Project Agreement ("CCAP") and related commercial License Agreement between the parties. Maytag has claimed that the Company has breached the CCAP and related commercial License Agreement, and is seeking to recover damages of approximately $5.6 million. One of the Company's claims is that, as result of Maytag's termination of the commercial License Agreement, Maytag is required to pay to the Company the remaining balance of minimum royalties that are due of $5.25 million. In January 2002, the Company amended its claims seeking injunctive relief and monetary damages resulting from Maytag's alleged use of TurboChef's intellectual property. In the amended complaint the Company also seeks damages for Maytag's alleged non-performance under a series of contracts entered into between Maytag and TurboChef involving the development of commercial and residential ovens utilizing TurboChef's rapid cook technology. Although the Company believes that it will prevail on its claims, the outcome of the arbitration proceeding is uncertain. In any event, even if the Company was to receive the balance of the royalties it claims are owed to it, the termination of the Maytag agreements could have a material adverse affect on the Company's financial position and results of operations. Since the outcome of the arbitration proceeding is uncertain, no adjustments have been made to the financial statements.

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------

     None.

                                    PART II

ITEM 5         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               -------------------------------------------------------------
               MATTERS
               -------

     The Company's common stock traded on the over-the counter market through the NASDAQ National Market under the symbol "TRBO" from March 1, 1999 until July 11, 2001. Since July 12, 2001, the Company's common stock has been listed on the NASDAQ Small Cap Market. The following table sets forth the high and low bid quotations for the common stock for the periods indicated as reported by NASDAQ. The per share quotations represent inter-dealer prices without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                             Per Share Price
                                             ---------------
     Period                                 High          Low
     ------                                 ----          ---

Fiscal Year 2001
----------------

     First Quarter                          $2.69         $0.75

     Second Quarter                         $2.50         $0.75

     Third Quarter                          $3.19         $2.00

     Fourth Quarter                         $5.68         $1.60

Fiscal Year 2000
----------------

     First Quarter                          $10.18        $5.37

     Second Quarter                         $6.87         $3.63

     Third Quarter                          $5.21         $2.28

     Fourth Quarter                         $5.09         $1.25

     As of March 22, 2002, there were approximately 164 shareholders of record of the Company's common stock. In addition, the Company believes that there are approximately 3,500 shareholders whose shares are held in "street name".

DIVIDENDS

     The Company has not paid cash dividends on the common stock since its organization and does not expect to pay any cash dividends on the common stock in the foreseeable future. Rather, the Company intends to use all available funds for the Company's operations and planned expansion of its business. The payment of any future cash dividends would be at the discretion of the Company's Board of Directors and would depend on future earnings, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors.

     The Company currently has two classes of convertible preferred stock, which have dividend rights that are senior to the rights of the common shareholders.

SALES OF SECURITIES

     In October 2001, the Company raised $500,000 through the sale of 250,000 shares of its common stock. In connection with this transaction, the Company issued to the investor warrants to purchase an additional 250,000 shares of common stock at $2.25 per share. The warrants are exercisable immediately and expire in 2011.

     In December 2001, the Company raised $4,800,000 through the private sales of an aggregate of 1,049,823 of shares of its common stock. The Company also issued five-year warrants to purchase 92,958 shares of common stock at $5.34 per share to one of the investors and 5 year warrants to purchase an aggregate of 83,986 at $4.10 per share to an entity that acted as placement agent in connection with certain of the sales.

     The foregoing sales were made on a private basis to a limited number of accredited investors pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder.

ITEM 6         SELECTED FINANCIAL DATA
               -----------------------

     The following selected financial data as of December 31, 2001 and 2000, and for each of the fiscal years ended December 31, 2001, 2000 and 1999 has been derived from the Company1's audited financial statements, and should be read in conjunction with those statements, which are included in this Form 10-K. The following selected financial data as of December 31, 1999, 1998 and 1997, and for each of the fiscal years ended December 31, 1998 and 1997, has been derived from the Company's audited financial statements, and should be read in conjunction with those statements, which are not included in this Form 10-K. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations"11 and the financial statements and notes thereto which are included elsewhere in this Form 10-K.

                                                                    Year Ended December 31,
                                  ----------------------------------------------------------------------------------------------
                                         2001                  2000               1999                1998                1997
                                         ----                  ----               ----                ----                ----
                                  ----------------------------------------------------------------------------------------------
                                                    (Amounts in Thousands, Except Share and Per Share Data)
Statement of Operations
-----------------------
Data:
----
Revenues                          $      3,230         $      7,846        $      7,063        $      7,137        $      4,222

Operating loss                    $     (6,026)        $     (7,674)       $     (8,005)       $     (4,152)       $     (4,822)

Net loss                          $     (6,031)        $     (3,732)       $     (8,779)       $     (3,954)       $     (4,662)

Per share data

Net Loss per Share - basic        $      (0.41)        $      (0.24)       $       (.59)       $       (.27)       $       (.33)
and diluted

Weighted Average Number
of Shares Outstanding                16,206,808            15,602,211           14,983,486         14,611,724          14,032,796

                                                                    Year Ended December 31,
                                         2001                  2000               1999                1998                1997
                                         ----                  ----               ----                ----                ----
Balance Sheet Data:
------------------
Working Capital                   $       4,485        $          846      $        14,484     $       18,566      $        9,527

Total Assets                      $       8,672        $        5,722      $        21,069     $       20,800      $       16,440

Total Liabilities                 $       3,645        $        4,054      $        11,218     $        1,607      $          811

Accumulated Deficit               $     (40,458)       $      (33,742)     $       (30,010)    $      (21,231)     $      (17,277)

Total Stockholders' Equity        $       5,027        $        1,668      $         9,851     $       19,193      $       15,629

ITEM 7         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               -----------------------------------------------------------
               AND RESULTS OF OPERATIONS
               -------------------------

GENERAL

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

     The Company is engaged primarily in designing, developing and marketing its proprietary rapid cook technologies. TurboChef's proprietary rapid cook ovens, which requires no ventilation, employs a combination of high speed forced air and microwave energy to "cook-to-order" a variety of food products at faster speeds and to quality standards comparable, and in many instances superior to, other conventional commercial and residential ovens currently available.

     The Company's commercial ovens employs the Company's proprietary cooking technologies to quickly, efficiently and evenly transfer, disperse and control the heat used in the cooking process. In addition, because of the TurboChef oven's moisture retention, browning, crisping and toasting capabilities, the Company believes that the characteristics of most food items cooked in a TurboChef cooking oven (including their flavor, texture and appearance) are superior in quality to those achieved using most other cooking methods.

     The Company believes its technology offers the following unique features to its customers:

            . Cooking speeds 5-10 times faster than a conventional oven
            . Quality is equal to or higher than a conventional oven
            . Maintains high consistency of cooked product
            . Versatility of cooking platform (bake, broil, grill, air fried, poached and steamed cooking profiles)
            . Ventless operation
            . Through the Company's Menu in a Minute software technology, the menus and cook settings can be easily changed with minimal labor cost

     The Company launched the current version of its commercial oven, the TurboChef C-3, in the second quarter of 2000. To date, the TurboChef rapid cook oven has provided cooking solutions to various quick service restaurants, convenience stores, hotels and traditional restaurants in the United Kingdom, Europe and the United States. In addition, the Company has provided cooking solutions to non-traditional operators in the food service business such as stadiums, cinemas and service stations.

     The Company currently sells its C-3 oven through a direct sales force in North America, the United Kingdom, Europe and Asia. Until May 2001, the Company's C-3 ovens were marketed in the United States through Maytag and its subsidiary, Blodgett, pursuant to the terms of a series of agreements in which the Company granted them the exclusive right to sell its C-3 ovens in North America. Under the agreements the Company retained the right to sell directly outside of North America, with the exception of selling to U.S. based customers overseas. In the first quarter of 2001, the Company and Maytag entered into arbitration with respect to certain disputes under the agreements which arbitration is pending. (See Item 3: Legal Proceeding). In May 2001, the Company regained from Maytag and Blodgett the right to sell its C-3 ovens products directly in the United States and began building its own sales force to make direct oven sales.

     The Company is currently expanding its direct marketing and sales efforts throughout North America, the United Kingdom, Europe and Asia. The Company's primary sales office is located in Dallas, Texas. In addition, the Company has sales offices in New York, the United Kingdom, and the Netherlands.

     In addition to its direct sales force, the Company is in the process of seeking to develop multiple distribution channels through the use of third party distributors, manufactures representatives, agents and wholesale food distributors. The Company is also considering entering into strategic marketing alliances with third parties who have established relationships or synergies with mutual prospective customers.

     In the second quarter of 2000, TurboChef established a manufacturing venture with Xiaoya, in China in which Xiaoya was granted the exclusive manufacturing rights for the C-3 oven. In March 2002, TurboChef signed a new agreement to purchase approximately $14 million of C-3 ovens from Xiaoya over the next 17 months.

     The Company has invested heavily in research, prototype development, strategic alliance development and sales and marketing personnel. As a result of these investments, and the limited revenues generated to date from sales of ovens, the Company has incurred substantial operating losses in each year of its operations (including net losses applicable to common shareholders of $6.7 million, $3.8 million and $8.8 million for the years ended December 31, 2001, 2000 and 1999, respectively), resulting in an accumulated deficit of $40.5 million as of December 31, 2001.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

     Revenues for the year ended December 31, 2001 were $3,230,000, compared to revenues of $7,846,000 for the year ended December 31, 2000. This decrease is primarily attributable to the receipt of $4,777,000 in research and development revenues and minimum royalties recorded in 2000, from Maytag and the Gas Research Institute. Research and development revenues from the Maytag commercial License Agreement ended in the second quarter of 2000.

     Cost of sales for the year ended December 31, 2001 were $1,592,000, a decrease of $2,254,000 compared to $3,846,000 for cost of sales for the year ended December 31, 2000. The decrease is principally due to an accrued warranty charge of $680,000 in fiscal 2000 and a reduction in cost of sales on C-3 oven sales. No additional warranty charges were deemed necessary during fiscal 2001. The warranty charge is associated with a three-year upgrade and service agreement with Whitbread covering the Company's earlier generation commercial ovens. This extended warranty agreement was terminated in February 2002.

     Gross profit on product sales for the year ended December 31, 2001 increased $2,415,000 to $1,638,000, when compared to gross profit/(loss) on product sales of ($777,000) during the year ended December 31, 2000. This increase is due primarily to the improvement in gross margins as a result of the decrease in warranty costs, reduction in the unit costs of the C-3 ovens and higher average selling prices during 2001, as compared to 2000.

     Research and development expenses for the year ended December 31, 2001 decreased $2,584,000, to $1,147,000, as compared to $3,731,000 for the year ended December 31, 2000. The decrease in research and development expense principally relates to a reduction in payroll and related expenses of $668,000 and prototyping expenses of $1,533,000 in the first half of 2001. These expenses were reduced due to the completion of the Company's C-3 commercial oven, as well as a decrease in personnel and expenses relating to research and development.

     Selling, general and administrative expenses for the year ended December 31, 2001 decreased $1,426,000 to $6,517,000 from comparable expenses of $7,943,000 for the year ended December 31, 2000. This decrease is due primarily to a decrease in administrative expenses of $1,340,000 as a result of overhead reduction implemented in the first quarter of 2001. This was partially offset by increases in sales and marketing expenses of $59,000.

     Net other income/(expense) was ($5,000) for the year ended December 31, 2001, compared to $3,942,000 for the year ended December 31, 2000. The decrease in other income was primarily the result of a one time gain of $5,022,000 which the Company recorded when it liquidated its hedged investment in Maytag common stock in the fourth quarter of 2000. This was partially offset by decreases in interest expense and amortization of $677,000 and $594,000, respectively, relating to liquidation of it long-term debt agreement during fiscal 2000. The interest expense in 2001 principally relates to a $190,000 non-cash charge relating to the conversion of a note receivable to preferred stock.

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

     Gross profit (loss) on product sales for the year ended December 31, 2000 and December 31, 1999 was $(777,000) and $124,000, respectively. The reduction in gross profit was principally due to the costs relating to the upgrade and extended warranty on products sold and the inventory write-down adjustment, as noted above.

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

     Other income/(expense) was $3,942,000 for the year ended December 31, 2000, compared to ($774,000) for the year ended December 31, 1999. The increase is primarily the result of the gain of $5,022,000 the Company recorded when it liquidated its hedged investment in Maytag common stock in the fourth quarter of 2000. This gain was offset in part by an increase in interest expense of $305,000, which was the result of an increase in outstanding debt used to finance working capital.

LIQUIDITY AND CAPITAL RESOURCES

     TurboChef's capital requirements in connection with its product and technology development and marketing efforts have been and will continue to be significant. Additional capital will be required to operate and expand the Company's operations. Since its inception, the Company has incurred significant operating losses and has been substantially dependent on loans and capital contributions from its principal stockholders and proceeds from the sale of its securities. Furthermore, the Company will continue to be dependent on outside sources of financing for the foreseeable future to fund its working capital needs. The Company anticipates that it may need to raise additional capital by the fourth quarter of 2002. No assurances can be made that the Company will generate the necessary sales from its rapid cook systems or from the proceeds from the sales of its securities or other financing sources to generate the necessary working capital. As a result of these conditions, the independent certified public accountant's report on the Company's financial statements for the year ended December 31, 2001 contains an explanatory paragraph regarding the Company's ability to continue as a going concern.

     The Company has, and will continue to hold inventory, due to its long manufacturing cycle. As of December 31, 2001, the Company held $1,054,000 of finished goods inventory (ovens), $93,000 of demonstration inventory (ovens used for customer demonstrations, tests and pilot programs) and $710,000 of parts inventory (used for manufacturing and service). The Company will offer demonstration inventory free of charge or at reduced prices to certain potentially large customers, who wish to test and evaluate an oven prior to purchase. Should sales fail to materialize, or materialize at slower rates than currently anticipated by the Company, additional working capital will be required to cover the carrying costs of component parts and purchase completed ovens. No assurances can be made that the Company will generate the necessary sales of its ovens or from the proceeds from the sales of its securities or other financing sources to generate the necessary working capital.

     In March 2002, the Company agreed to purchase from Xiaoya approximately $14 million of C-3 ovens over a seventeen month period. In addition, in connection with the manufacturing agreement the Company will be required to use working capital to purchase certain component parts that will be supplied to Xiaoya for use in the ovens. Although the Company entered into the agreement with Xiaoya in anticipation that its sales of C-3 ovens will increase from current levels, there can be no such assurance that any sales will materialize. The Company does not currently have a significant number of purchase orders or firm commitments to purchase ovens in the future. The Company is currently exploring alternative sources of financing for its inventory and receivables. No assurances can be made that the Company will be successful in developing any of these sources or that any terms that may be offered will be acceptable to the Company.

     In February 2002, the Company and Whitbread entered into an agreement to terminate an extended warranty originally purchased in September, 1999. Under the new agreement, TurboChef is required to pay Whitbread [pound]460,000 (approximately $670,000) plus VAT over a 24 month period. In return, Whitbread will release TurboChef from its obligation to continue its warranty on 260 older model ovens. On signing the agreement, TurboChef will make an initial payment to Whitbread of [pound]50,000 (approximately $72,000) plus VAT and thereafter pay [pound]15,000 (approximately $22,000) plus VAT a month for the next 24 months, with a final payment of [pound]50,000 plus VAT due the final month.

     The Company continues to expand its direct sales efforts and estimates that approximately $150,000 per month in operating costs has been added since December 31, 2001. In addition, additional working capital will be required should the Company pursue the development, manufacturing and marketing of a residential oven. The Company does not currently anticipate any significant increases in lease payments or any other long-term fixed obligations from current levels during fiscal 2002.

     In March 2001, the Company raised $2,000,000 through the sale of its 8% Series B convertible preferred stock. The dividend on the preferred stock is payable, at the Company's option, in either cash or shares of common stock. The preferred stock is convertible to common stock at $1.00 per common share (representing the closing sale price of the common stock on the date of funding). In connection with this transaction, the Company also issued to the investor warrants to purchase an additional 1,000,000 shares of common stock at $1.20 per share. These warrants are exercisable in three equal annual installments, commencing one year from the date of issuance and expire in 2011. These warrants were valued at $380,000. In addition, the beneficial conversion feature of the preferred stock, the Company was required to record a preferred stock dividend of $381,000.

     In April 2001 the Company raised $1,000,000 through the issuance of an 8% Non-Negotiable Promissory Note ("Note") due April 20, 2003, provided that upon the approval of the stockholders of the Company, the entire outstanding principal amount of the Note was converted into preferred stock (the "Convertible Preferred Stock") of the Company. This was approved by the stockholders of the Company in August 2001. In addition, the Company issued 396,825 warrants to purchase shares of its common stock. These warrants were valued at $190,000 at the time of issuance. The warrants have a term of 10-year term and at an exercise price of $1.51 per share. Each share of Convertible Preferred Stock has (i) a liquidation value of $100 per share, (ii) is entitled to a dividend of $8.00 per share, payable semi-annually in cash or in shares of the common stock at the then fair market value and are (iii) convertible into shares of common stock at a conversion rate equal to $1.26 per share. The unamortized discount of $190,000 was charged to interest expense.

     In June 2001, the Company raised $500,000 through the sale of 625,000 shares of its common stock. In connection with this transaction, the Company issued to the investor warrants to purchase an additional 312,500 shares of common stock at $1.00 per share. The warrants are exercisable in three equal annual installments, commencing one year from the date of issuance and expire in 2011. These warrants were valued at $158,000 at the time of issuance.

     In October 2001, the Company raised $500,000 through the sale of 250,000 shares of its common stock. In connection with this transaction, the Company issued to the investor warrants to purchase an additional 250,000 shares of common stock at $2.25 per share. The warrants are exercisable immediately and expire in 2011. These warrants were valued at $489,000 at the time of issuance.

     In December 2001, the Company raised $4,800,000 through the private sales of an aggregate of 1,049,823 of shares of its common stock. The Company also issued five-year warrants to purchase 92,958 shares of common stock at $5.34 per share to one of the investors and 5 year warrants to purchase an aggregate of 83,986 at $4.10 per share to an entity that acted as placement agent in connection with certain of the sales. These warrants were valued at $230,000 at the time of issuance.

     At December 31, 2001, the Company had working capital of $4,485,000 as compared to working capital of $846,000 at December 31, 2000. The $3,639,000 working capital increase from December 31, 2000 resulted primarily from sale of equity securities during fiscal 2001 of $9,588,000 which were partially offset by the use of cash to fund the net loss of $6,031,000 incurred during fiscal 2001.

     Cash used in operating activities was $6,335,000 for the year ended December 31, 2001, as compared to cash used in operating activities of $10,062,000 for the year ended December 31, 2000. The net loss of $6,031,000 in 2001 included $561,000 of non-cash charges (depreciation, amortization, non-cash interest, discount on note conversion and non-cash compensation expenses), compared to $1,107,000 (depreciation and amortization, amortization on premium of purchase put option, non-cash interest and non-cash compensation expense) in 2000. Net cash used in operating activities in 2001 was negatively impacted by a $507,000 increase in inventory and $1,048,000 decrease in accounts payable. These operating cash requirements were partially offset by a $7,000 increase in accrued expenses, a decrease in prepaid expenses and other assets of $255,000 and $456,000 decrease in accounts receivable.

     Cash provided by/(used) in investing activities for the year ended December 31, 2001, was ($172,000) compared to $15,255,000 for the year ended December 31, 2000. This decrease was primarily the result of the sale of the Company's Maytag common stock and associated purchased put option for $15,723,000 in the fourth quarter of 2000. The Company's level of capital expenditures decreased approximately $148,000, compared to the year ended December 31, 2000. This was due to cost cutting measures put in place during the first half of 2001. The Company anticipates an increase in capital expenditures to approximately $200,000 during fiscal 2002, in order to build its global sales and marketing infrastructure.

     Cash provided by/(used in) financing activities for the year ended December 31, 2001 was $9,588,000 compared to (5,704,000) for the year ended December 31, 2000. In Fiscal 2001, the Company raised $2,000,000 from the sale of its Series B convertible preferred stock, $1,000,000 from the issuance of a convertible note payable, sold common stock totaling $6,049,000 and raised an additional $539,000 from the exercise of stock options during the year. In Fiscal 2000, the Company used a net $7,879,000 for the repayment of a long-term debt. This was partially offset when the Company raised $2,100,000 from the sale of its Series A convertible preferred stock, $39,000 from the exercise of stock options and $36,000 from the repayment of a note receivable from a shareholder.

     At December 31, 2001, the Company had cash and cash equivalents of $4,498,000, compared to cash and cash equivalents of $1,417,000 at December 31, 2000.

BACKLOG

     As of December 31, 2001, the amount of backlog orders believed to be firm was approximately $0.2 million, as compared to approximately $0.3 million as of December 31, 2000. This backlog was filled during the first quarter of 2002 As of March 31, 2002 the amount of backlog orders believed to be firm was approximately $0.1 million, as compared to approximately $0.3 million as of March 31, 2001. The backlog, as of March 31, 2002, is expected to be filled by year end.

AUTHORITATIVE PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board finalized FASB Statement No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001. It also requires, upon adoption of SFAS 142 that the

Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

     As of December 31, 2001, the net carrying amount of other intangible assets is $132,000. Amortization expense during the twelve-month period ended December 31, 2001 was $48,000. The Company does not believe that the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

     In June 2001, the Financial Accounting Standards Board finalized FASB Statement No. 143, Accounting for Asset Retirement Obligations (SFAS 143) and Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).

     SFAS 143 requires that the fair value for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the carrying amount of the asset, including capitalized asset retirement costs, be tested for impairment. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe this statement will have a material effect on the Company's financial position or results of operations.

     SFAS 144 prescribes financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and specifies when to test a long-lived asset for recoverability. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Management does not believe this statement will have a material effect on the Company's financial position or results of operations.

ACCOUNTING POLICIES

     In preparing the financial statements in conformity with accounting principals generally accepted in the United States, the Company uses statistical analyses, estimates and projections that affect the reported amounts and related disclosures and may vary from actual results. The Company considers the following accounting policy to be both important to the portrayal of its financial condition and the policy that requires the most subjective judgment. If actual results differ significantly from management's estimates and projections, there could be a material effect on the Company's financial statements.

   Product Warranty
   ----------------

     The Company's ovens are under warranty against defects in material and workmanship for a period of one year. Anticipated future warranty costs are estimated, based upon historical expenses, and are recorded in the period cooking systems are sold.

RISK FACTORS

     The Company operates in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect the Company's operations. The following highlights some of the factors that have affected, and in the future could affect, the Company's operations.

RISKS RELATING TO THE COMPANY'S FINANCIAL CONDITION AND OPERATING RESULTS

     The Company's auditors expressed substantial doubt about The Company's
     ----------------------------------------------------------------------
ability to continue as a going concern in their audit report for the fiscal
---------------------------------------------------------------------------
year ended December 31, 2001.
-----------------------------

     The Company's auditors have included an explanatory paragraph in their audit opinion with respect to the Company's consolidated financial statements at December 31, 2001. The paragraph states that The Company's recurring losses from operations and resulting continued dependence on access to external financing sources and new sales raise substantial doubt about the Company's ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect the Company's relationship with customers and suppliers and have an adverse effect on the Company's ability to obtain additional financing.

     Because the Company has not generated positive cash flow and its capital
     ------------------------------------------------------------------------
requirements are significant, if the Company is unable to obtain financing when
-------------------------------------------------------------------------------
needed, the Company may be required to curtail or cease its operations.
-----------------------------------------------------------------------

     TurboChef's capital requirements in connection with its proposed marketing efforts, continuing product development and purchases of inventory and parts are expected to be significant for the foreseeable future. Historically, cash generated from operations have not been sufficient to fund the Company's capital requirements. The Company anticipates that it may need to raise additional capital by the fourth quarter of 2002. However, if the Company's plans change, anticipated revenues do not materialize, or actual expenses exceed estimated expenses the Company could be required to obtain additional financing sooner.

     The Company has been dependent upon sales of its securities to fund its
     -----------------------------------------------------------------------
operations. If the Company is unable to raise additional financing if needed,
-----------------------------------------------------------------------------
the Company may be required to curtail its operations.
------------------------------------------------------

     The Company has historically relied upon sales of securities to fund its operations. The Company has no current arrangements with respect to, or sources of, additional financing. Even if additional funds are available, the Company may not be able to obtain them on a timely basis or on terms acceptable to the Company. Failure to obtain additional funds when required would result in inadequate capital to operate the Company's business in accordance with its plans and require the Company to cut back the Company's operations, which could result in a further decline in revenues, or to cease its operations.

The Company has incurred significant historical losses and expects to continue
------------------------------------------------------------------------------
to incur losses in the future.
------------------------------

     The Company has incurred net losses applicable to shareholders of $6.7 million, $3.8 million and $8.8 million during the fiscal years ended December 31, 2001, 2000 and 1999, respectively. The Company had an accumulated deficit of approximately $40.5 million as of December 31, 2001. The Company expects its operating expenses to increase due to the expansion of the Company's sales force. In addition, in prior periods the Company has incurred expenses to cover the unanticipated costs of extended warranties. There can be no assurance that the Company will not incur significant warranty expense in the future. Moreover, if the Company does not achieve significantly increased sales levels, losses will increase. There can be no assurance that the Company will be able to achieve profitable operations in the future.

The Company experienced a substantial decline in revenues from 2000 to 2001 due
-------------------------------------------------------------------------------
to the loss of product royalties and research and development revenues from
---------------------------------------------------------------------------
Maytag and Gas Research Institute.
----------------------------------

     In fiscal year 2000, research and development revenues and royalties from Maytag and research and development revenues from Gas Research Institute accounted for 39% and 22% of the Company's revenues. In the first quarter 2001, Maytag terminated its license agreement with the Company and in fourth quarter 2000 its development activities for Gas Research Institute ended. The Company was unable to replace these revenue sources in 2001 and, as a result, its revenues declined from $7,846,000 for the year ended December 31, 2000 to $3,230,000 for the year ended December 31, 2001. The loss of these revenue sources significantly impacted the Company's operating results and cash flow for 2001.

Because of the Company's long manufacturing cycle, the Company holds
--------------------------------------------------------------------
significant levels of inventory prior to making sales, which requires the
-------------------------------------------------------------------------
Company to use cash in advance of sales and could adversely affect its
----------------------------------------------------------------------
operating results and cash flows if sales are generated at a slower rate than
-----------------------------------------------------------------------------
anticipated.
-----------

     Due to the long manufacturing cycle for its ovens, the Company holds a significant level of inventory. As of December 31, 2001, the Company held $1,054,000 of finished goods inventory (ovens) and $803,000 of parts and demonstration inventory. This process requires the Company to use working capital early in the manufacturing cycle and without any certainty of corresponding sales being made. In addition, the Company recently entered into a contract with its manufacturer of ovens which requires the Company to purchase $14 million of ovens over a 17 month period. Should sales of ovens fail to materialize, or materialize at slower than anticipated rates, additional working capital will be required to hold component parts and purchase completed ovens and the Company's operating results will be adversely affected.

RISKS RELATING TO THE COMPANY'S PRODUCTS

Because the market for TurboChef's products is an emerging market, the Company
------------------------------------------------------------------------------
will be required to undertake significant marketing efforts to achieve market
------------------------------------------------------------------------------
acceptance, the success of which can not be predicted.
------------------------------------------------------

     The rapid cook commercial oven segment of the food service equipment industry is an emerging market. As is typical with new products based on innovative technologies, demand for and market acceptance of the TurboChef ovens are subject to a high level of uncertainty. Achieving market acceptance for the TurboChef ovens will require substantial marketing efforts and the expenditure of significant funds to increase the food service industry's familiarity with TurboChef and to educate potential customers as to the distinctive characteristics and perceived benefits of the TurboChef ovens and its technologies. There can be no assurance that the Company will have available the funds necessary to achieve such acceptance or that the Company's efforts will result in significant commercial acceptance.

If the Company's marketing strategy is not successful, the Company will incur
-----------------------------------------------------------------------------
significant expenses and its operating results will be adversely affected.
--------------------------------------------------------------------------

     Historically, TurboChef has engaged a limited direct sales force. The Company intends to incur significant expense to expand its direct sales force. If the Company's efforts are unsuccessful or its direct sales force is unable to generate significant additional revenue, the Company will incur significant cash expenditures, without achieving a corresponding increase in revenues, which will adversely affect the Company's operating results and future prospects.

The Company is subject to risks associated with developing products based on
----------------------------------------------------------------------------
innovative technologies, which could delay product introductions and result in
------------------------------------------------------------------------------
significant capital expenditures.
---------------------------------

     The Company continually seeks to refine and improve upon the physical attributes, utility and performance of the TurboChef oven. Moreover, the Company is subject to many risks associated with the development of new products based on innovative technologies, including unanticipated technical or other problems and the possible insufficiency of the funds allocated for the completion of such development, which could result in a substantial change in the design, delay in the development, or abandonment of new applications and products. Consequently, there can be no assurance that the Company will develop or successfully commercialize ovens incorporating technology superior to that contained in its C-3 oven technology or that additional products will be successfully developed or that if developed they will meet current price or performance objectives, be developed on a timely basis or prove to be as effective as products based on other technologies. The inability to successfully complete development of a product or application or a determination by the Company, for financial, technical or other reasons, not to complete development of any product or application, particularly in instances in which we have made significant capital expenditures, could have a material adverse effect on the Company's operating results and operations.

The nature of the Company's business exposes the Company to potential liability.
--------------------------------------------------------------------------------

     The Company are engaged in a business which could expose it to possible liability claims from others, including from food service operators and their staffs, as well as from consumers, for personal injury or property damage due to design or manufacturing defects or otherwise. There can be no assurance that the Company's insurance or that of any third-party manufacturer will be sufficient to cover potential claims or that an adequate level of coverage will be available in the future at reasonable cost. A partially insured or a completely uninsured successful claim against the Company could have a material adverse effect on the Company's operating results and future operations and prospects. There can be no assurance that future warranty expenses will not have an adverse effect on the Company.

RISKS RELATING TO THE COMPANY'S RELATIONSHIPS WITH THIRD PARTIES

The Company has committed to purchase approximately $14 million of C-3 ovens
----------------------------------------------------------------------------
from the Company's sole manufacturing source, regardless of whether the Company
-------------------------------------------------------------------------------
has customers for these ovens.
------------------------------

     In March 2002, the Company entered into a manufacturing agreement with Shandong Xiaoya Group ("Xiaoya") pursuant to which the Company is committed to purchase $14 million of C-3 ovens over the next 17 months. The Company is committed to purchase these ovens, regardless of whether the Company has made corresponding sales. If sales of ovens do not increase significantly, the Company will be forced to acquire excess inventory and may not have the funds necessary to make the purchases required under the agreement. If the Company were to breach the agreement Xiaoya could terminate the agreement and seek monetary damages. Moreover, Xiaoya is the Company's sole supplier of C-3 ovens. If Xiaoya were unable to produce ovens, in accordance with the Company's scheduled delivery requirements and its quality specifications, the Company's ability to generate sales will be materially impacted.

The Company is dependent upon third-party suppliers and manufacturers and do
----------------------------------------------------------------------------
not control their activities.
-----------------------------

     The Company generally does not maintain supply agreements with such third parties but instead purchases components and electronic parts pursuant to purchase orders in the ordinary course of business. Some of the Company's specially-designed components used in the Company's oven are sourced from a limited number of suppliers. TurboChef is and will continue to be substantially dependent on the ability of the Company's suppliers to, among other things, meet the Company's design, performance and quality specifications. Their failure to supply, or delay in supplying the Company with ovens or components could adversely affect the Company's profit margin and its ability to meet its delivery schedules on a timely and competitive basis.

The Company is subject to the risks and uncertainties of foreign manufacturing
------------------------------------------------------------------------------
which could interrupt the Company's operations.
-----------------------------------------------

     All of the Company's products are manufactured in China. The Company is subject to various risks inherent in foreign manufacturing, including:

            .     increased credit risks;
            .     tariffs, duties and other trade barriers;
            .     fluctuations in foreign currency exchange rates;
            .     shipping delays; and
            .     international political, regulatory and economic developments.

Any of these developments could have a significant impact on the Company's manufacturer's ability to deliver the Company's products, increase the Company's costs of goods and/or interrupt its operations. If these goods were destroyed or damaged during shipment, TurboChef could lose sales opportunities and its operations and financial position could be adversely affected.

RISKS RELATING TO THE COMPANY'S TECHNOLOGIES AND INTELLECTUAL PROPERTY

If TurboChef is unable to protect its patents, trademarks and other
-------------------------------------------------------------------
intellectual property, the Company's business could be materially adversely
---------------------------------------------------------------------------
affected.
---------

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

The Company also relies on trade secrets and proprietary know-how and employs various methods to protect the concepts, ideas and documentation of its proprietary technologies. However, those methods may not afford complete protection and there can be no assurance that others will not independently develop similar know-how or obtain access to the Company's know-how, concepts, ideas and documentation. Furthermore, although the Company has and expects to have confidentiality and non-competition agreements with its employees and appropriate suppliers and manufacturers, there can be no assurance that these arrangements will adequately protect the Company's trade secrets or that others will not independently develop products or technologies similar to the Company's.

If TurboChef's products or intellectual property violates the rights of others,
-------------------------------------------------------------------------------
the Company may become liable for damages.
------------------------------------------

     In the event the Company's existing or any future products, trademarks, servicemarks, other proprietary rights infringe patents, trademarks, servicemarks or proprietary rights of others, the Company could become liable for damages and may be required to modify the design of its products, change the name of its products or obtain a license. There can be no assurance that the Company will be able to do so in a timely manner, upon acceptable terms and conditions, or at all. The failure to do any of the foregoing could have a material adverse effect upon the Company's ability to manufacture and market its products.

If the Company is unable to keep up with changing technology and evolving
-------------------------------------------------------------------------
industry standards, the Company's products may become obsolete.
---------------------------------------------------------------

     The market for the Company's products and technologies is characterized by changing technology and evolving industry standards. The Company will not be able to compete successfully unless it continually enhances and improves its existing products, completes development and introduces to the marketplace in a timely manner the Company's proposed products, adapts its products to the needs of the Company's customers and potential customers and evolving industry standards, and continues to improve operating efficiencies and lowers manufacturing costs. Moreover, competitors may develop technologies or products that render the Company's products obsolete or less marketable.

OTHER RISKS

Because of the intense competition in the market in which the Company competes
------------------------------------------------------------------------------
and the strength of some of its competitors, the Company may not be able to
---------------------------------------------------------------------------
compete effectively.
--------------------

     The rapid cook segment of the food service equipment market is characterized by intense competition. The Company competes with numerous well-established manufacturers and suppliers of commercial ovens, grills and fryers (including those which cook through the use of conduction, convection, induction, air impingement, infrared, and/or microwave heating methods). In addition, the Company is aware of others who are developing, and in some cases have introduced, new ovens based on high-speed heating methods and technologies. There can be no assurance that other companies with the financial resources and expertise that would encourage them to attempt to develop competitive products, do not have or are not currently developing functionally equivalent products, or that functionally equivalent products will not become available in the near future. Most of the Company's competitors possess substantially greater financial, marketing, personnel and other resources than the Company and have established reputations relating to product design, development, manufacture, marketing and service of cooking equipment.

TurboChef's business subjects it to significant regulatory compliance burdens.
------------------------------------------------------------------------------

     The Company is subject to regulations administered by various federal, state, local and international authorities, including those limiting radiated emissions from oven products, which impose significant compliance burdens on us. Failure to comply with these regulatory requirements may subject the Company to civil and criminal sanctions and penalties. While the Company believes that the Company and its products are in compliance in all material respects with all laws and regulations applicable to such models, including those administered by the United States Food and Drug Administration, the Federal Communications Commission, the European Community Council and the Japanese Government's Ministry of International Trade there can be no assurance of such compliance. Moreover, new legislation and regulations, as well as revisions to existing laws and regulations, at the federal, state, local and international levels may be proposed in the future affecting the foodservice equipment industry. These proposals could affect the Company's operations, result in material capital expenditures, affect the marketability of our existing products and technologies and/or could limit opportunities for the Company with respect to modifications of our existing products or with respect to the Company's new or proposed products or technologies. In addition, expansion of the Company's operations into new markets may require it to comply with additional regulatory requirements. There can be no assurance that the Company will be able to comply with additional applicable laws and regulations without excessive cost or business interruption, and failure to comply could have a material adverse effect on the Company.

The Company is subject to the risk of financial loss from foreign currency
--------------------------------------------------------------------------
fluctuations.
-------------

     Approximately 65% of the Company's revenues are derived from sales outside of the United States. These sales, as well as salaries of employees located outside of the United States and approximately 20% of the Company's other expenses, are denominated in foreign currencies, including British pounds and the Euro. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the U.S. dollar.

The Company is involved in an arbitration proceeding which, if the outcome were
-------------------------------------------------------------------------------
unfavorable, would adversely affect the Company's operating results and future
------------------------------------------------------------------------------
operations.
-----------

     The Company is a plaintiff in an arbitration proceeding commenced in 2001 against its former strategic partner, the Maytag Corporation. Maytag has made certain counterclaims against the Company in this action and is seeking $5.6 million of damages. The outcome of any litigation is uncertain and an unfavorable outcome in this action could have an adverse effect on the Company's operating results and future operations.

The loss of key management or technology personnel would adversely impact the
-----------------------------------------------------------------------------
Company's business.
-------------------

     The Company believes that its ability to successfully implement our business strategy is dependent on the Company's key personnel. The loss of services of one or more of these individuals might hinder the achievement of the Company's development objectives. There can be no assurance that TurboChef will continue to be able to hire and retain the qualified personnel needed for its business. The loss of the services of or the failure to recruit key technical personnel could adversely affect the Company's business, operating results and financial condition. The Company currently does not have any employment agreements in place with either its management or technology personnel.

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

     Approximately 70% of the Company's revenues in 2001 were derived from sales outside of the United States. These sales and subsequent accounts receivable, the salaries of employees located outside of the United States and approximately 20% of selling, general and administrative expenses are denominated in foreign currencies, including British pounds and the Euro. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the US dollar.

     As of December 31, 2001, the Company does not have any assets or liabilities that have the potential for market risk that would affect the operating results or cash flow of the Company and is not engaged in any hedging activity.

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

     None

PART III

ITEM 10        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
               --------------------------------------------------

The executive officers of the Company are as follows:

                  Name             Age              Position(s)
                  ----             ---              -----------

Jeffrey B. Bogatin .............   54   Chairman of the Board of Directors and
                                        Chief Executive Officer
Bruce S. Brickman...............   50   Director
Donald J. Gogel.................   53   Director

Mitchell E. Rudin...............   49   Director
John C. Shortley................   33   Chief Accounting Officer, Controller,
                                        Treasurer and Assistant Secretary
Stuart L. Silpe ................   45   Chief Financial Officer

     Jeffrey B. Bogatin is a co-founder of the Company, has been a director of the Company since its inception in 1991, Chief Executive Officer since June 2001 and served as Chairman of the Board of Directors until April 1998. Mr. Bogatin was re-appointed as Chairman of the Board of Directors on March 5, 2000. Mr. Bogatin has also served as Treasurer of the Company from inception until June 1996. Since 1975, Mr. Bogatin has served as President of Whitemarsh Industries, Inc., which was engaged in manufacturing and importing ladies apparel and is now involved with making venture capital investments.

     Bruce S. Brickman has been a director of the Company since March 2002. Mr. Brickman has been President of Brickman Associates, a national real estate development company since its inception in 1992.

     Donald J. Gogel has been a director of the Company since April 1993. Since February 1989, Mr. Gogel has been a principal of Clayton, Dubilier & Rice, Inc., a private investment firm, and has served as President and Chief Executive Officer since January 1997. Mr. Gogel is a director of Jafra Cosmetics, Inc.

     Mitchell E. Rudin has been a director of the Company since June 2001. Mr. Rudin has been employed by Insignia/ESG, a full service, international real estate investment firm since 1989. He currently serves as the President of the U.S. Transaction Services, a Division of Insignia/ESG. Mr. Rudin overseas the firm's tenant representation, investment sales and leasing and strategic agency operations nationwide.

     John C. Shortley has been employed by the Company as its Controller since September 1998. Mr. Shortley currently serves in the capacity of Chief Accounting Officer, Controller, Treasurer and Assistant Secretary. Mr. Shortley was employed by PS Trading, Inc., a fuel storage and distribution company, from 1996 to 1998, holding the title of Controller.

     Stuart L. Silpe has been employed by the Company as its Chief Financial Officer since January 2002. From 1999 to 2001, Mr. Silpe was Chief Financial Officer and a Director of U.S. Capital Financial Corp, a credit card company. Previously, Mr. Silpe was an Executive Director at CIBC Oppenheimer Securities, Inc. from 1996-1998.

     Directors serve until the next Annual Meeting of Stockholders or their resignation. Officers serve the Company at the discretion of the Board of Directors.

ITEM 11        EXECUTIVE COMPENSATION
               ----------------------

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning total compensation earned by or paid to the Company's Chief Executive Officer and the other most highly compensated executive officers of the Company who served in such capacities during the fiscal year ended December 31, 2001 (collectively, the "Named Executive Officers") for services rendered to the Company during each of the last three fiscal years. No other officers of the Company received compensation in excess of $100,000 during fiscal year 2001.

                               ANNUAL COMPENSATION
                               -------------------

                                                                             Long-Term Compensation
     Name and Principal       Fiscal      Salary ($)      Bonus ($)                  Awards
         Position              Year                                       Securities Underlying Options (#)
Jeffrey B. Bogatin             2001     $      -0-     $      -0-                 1,000,000
Chairman and Chief             2000     $      -0-     $      -0-                   100,000
Executive Officer /(1)/        1999     $      -0-     $      -0-                     -0-

Richard N. Caron               2001     $   120,695    $      -0-                     -0-
President and Chief            2000     $   287,761    $      -0-                   100,000
Executive Officer /(2)/        1999     $   298,434    $   30,000/(3)/                -0-

John C. Shortley               2001     $   110,000    $      -0-                    40,000
Controller and Chief           2000     $    85,000    $      -0-                    40,000
Accounting Officer             1999     $    75,000    $      -0-                    10,000

/(1)/ Mr. Bogatin is a co-founder of the Company and was elected as Chairman of the Board in March 2000. Mr. Bogatin was appointed as Chief Executive Officer in June 2001.

/(2)/ Mr. Caron was employed by the Company in September 1998, at which time he was elected President and Chief Executive Officer of the Company. Mr. Caron resigned from the Company in June 2001.

/(3)/ Upon joining the Company, Mr. Caron was entitled to receive a signing bonus of $60,000, of which $30,000 was paid in each of 1998 and 1999.

EXECUTIVE EMPLOYMENT AGREEMENTS

     In August 1998, the Company entered into an employment agreement with Richard N. Caron providing for his employment as President and Chief Executive Officer of the Company effective in September 1998. Pursuant to such employment agreement, Mr. Caron was entitled to receive an annual base salary of $300,000 plus an annual bonus of up to 50% of his base salary, as determined by the Board of Directors. Mr. Caron also received a signing bonus of $60,000, with 50% of such amount being paid on October 1, 1998, and the remainder was paid on March 1, 1999. Pursuant to his employment agreement, Mr. Caron was granted options to acquire 200,000 shares of Common Stock at a price of $4.75 per share, which would have vested in equal amounts over a three-year period. Mr. Caron resigned in June 2001. Mr. Caron was not entitled to severance and forfeited 66,666 options that had not vested prior to his resignation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company has a Compensation Committee whose sole member is Donald Gogel. During 2001, none of the executive officers of the Company served on the Board of Directors or Compensation Committee of any other entity. See Item 13- Certain Relationships and Related Transactions for a description of certain transactions between the Company and Mr. Gogel.

OPTION GRANTS FOR FISCAL 2001

     The following table sets forth information with respect to stock option grants to the Named Executive Officers during fiscal 2001 and the potential realizable value of such option grants.

                                     OPTION GRANTS IN LAST FISCAL YEAR
                                     ---------------------------------

                                                                         Potential Realizable Value at
                                                                            Assumed Annual Rates of
                                                                          Stock Price Appreciation for
                                     Individual Grants/(1)/                    Option Term /(2)/
                                     ----------------------              -----------------------------

                         Number of
                         Securities      % of Total
                         Underlying      Options         Exercise
                         Options         Granted to      Price Per   Expiration
Name                     Granted         Employees       Share       Date           5%           10%
----                     -------         ---------       -----       ----        ---------    --------
Jeffrey B. Bogatin       1,000,000/(3)/  58.58%          $ 3.25       11/15/11   $2,044,000   $5,180,000

John C. Shortley            40,000/(4)/   2.34%          $ 1.32       5/1/11     $   33,000   $   84,000

/(1)/ These are options granted under the Company's 1994 Stock Option Plan, as amended, to acquire shares of Common Stock.

/(2)/ The potential realizable value of the options, if any, granted in 2001 to each of the Named Executive Officers was calculated by multiplying those options by the excess of (a) the assumed market value of Common Stock, at the end of option term, if the market value of Common Stock were to increase 5% or 10% in each year of the option's term over (b) the exercise price shown. This calculation does not take into account any taxes or other expenses which might be owed. The 5% and 10% appreciated rates are set forth in the SEC rules and no representation is made that the Common Stock will appreciate at these assumed rates or at all.

/(3)/ Mr. Bogatin's option grant vests as follows: one-third in November 2001, one-third in November 2002 and one-third in November 2003.

/(4)/ Mr. Shortley's option grant vests as follows: one-third in May 2001, one-third in May 2002 and one-third in May 2003.

OPTION EXERCISES AND VALUES FOR FISCAL 2001

     The table below sets forth the following information with respect to option exercises during fiscal 2001 by each of the Named Executive Officers and the status of their options at December 31, 2001:

                         AGGREGATED OPTION EXERCISES IN
                LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUE

                                                               Number of Unexercised          Value of Unexercised In-
                                         Value Realized               Options                   the-Money Options at
                           Shares        (Market Price           at Fiscal Year-End             Fiscal year-End /(1)/
                         Acquired on    at Exercise Less         ------------------             ---------------------
Name                      Exercise       Exercise Price)   Exercisable     Unexercisable    Exercisable    Unexercisable
----                      --------       ---------------   -----------     -------------    -----------    -------------
Jeffrey B. Bogatin          -0-           $  -0-              784,167          775,883        $ 423,335      $ 526,665

John C. Shortley          18,333          $17,600              33,333           50,001        $  34,132      $ 102,403

/(1)/ Options are "in the money" if the fiscal year end fair market value of the Common Stock exceeds the option exercise price.

ITEM 12        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
               --------------------------------------------------------------

     The following table sets forth certain information as of March 22, 2002, based on information obtained from the persons named below, relating to the beneficial ownership of shares of Common Stock (unless otherwise indicated) by
(i) each beneficial owner of more than five percent (5%) of the outstanding Common Stock, (ii) each director, (iii) each Named Executive Officer and (iv) all current executive officers and directors of the Company as a group.

                                      Amount and Nature            Percent
      Name of                           of Beneficial                 of
Beneficial Owner                       Ownership /(1)/              Class
----------------                       ---------------              -----
Jeffrey B. Bogatin...................     6,474,035/(2)/          33.68%

Grand Cheer Company LTD..............     2,797,118/(3)/          13.43%

Donald J. Gogel......................     1,469,290/(4)/           7.59%

Jack Silver..........................     1,268,000/(5)/           7.40%

Bruce S. Brickman....................       150,000                  *

John C. Shortley.....................        88,365/(6)/             *

Mitchell E. Rudin....................        83,900/(7)/             *

All current directors and executive
officers as a group (6 persons) ......    8,315,590/(8)/          40.78%

*  Less than 1%

/(1)/ Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days upon the exercise of preferred stock, stock options and warrants. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and which are exercisable within sixty (60) days have been exercised. Percentages herein assume a base of 18,439,879 shares of common stock outstanding.

/(2)/ Includes 784,167 shares issuable upon exercise of immediately exercisable options granted under the Company's 1994 Stock Option Plan, as amended (the "Option Plan"). Includes 860,400 shares held in a charitable foundation of which Mr. Bogatin is a trustee. Mr. Bogatin disclaims beneficial ownership of the shares held by the charitable foundation. The address of Mr. Bogatin is c/o TurboChef Technologies, Inc., 660 Madison Avenue, New York, New York 10021.

/(3)/ Includes 2,000,000 shares issuable upon the conversion of the Company's Series B Convertible Preferred Stock, 57,985 shares issuable for accrued dividends and 333,333 shares issuable upon exercise of warrants. The address of Grand Cheer Company LTD is 11/F. Standard Chartered Bank Building, 4-4A Des Voeux Road Central, Hong Kong

/(4)/ Includes 86,667 shares issuable upon exercise of immediately exercisable options, 793,651 shares issuable upon the conversion of the Company's Series C Convertible Preferred Stock, 132,275 issuable upon exercise of warrants and 33,529 shares issuable from accrued interest and dividends. Includes 83,000 shares held in a family trust of which. Mr. Gogel is a trustee. Mr. Gogel disclaims beneficial ownership of the shares held by the family trust. The address of Mr. Gogel is c/o Clayton, Dubilier & Rice, Inc. 375 Park Avenue, 18th Floor, New York, New York 10152.

/(5)/ Based on information as reflected in Mr. Silvers 13-G filed with the SEC on February 14, 2002. Includes 104,167 shares issuable upon exercise of warrants. The address of Mr. Silver is 660 Madison Avenue, 15th Floor, New York, New York 10021.

/(6)/ Includes 33,333 shares issuable upon the exercise of immediately exercisable options.

/(7)/ Includes 37,500 shares issuable upon the exercise of immediately exercisable options.

/(8)/ Includes 1,951,122 shares issuable (i) from accrued dividends (33,529), (ii) upon conversion of Convertible Preferred Stock (793,651), (iii) upon exercise of warrants (132,275) and (iv) upon exercise of immediately exercisable options (991,667)).

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

     Based solely upon review of the copies of such forms furnished to the Company, or written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 2001, all filing requirements applicable to its executive officers, directors and ten percent stockholders were fulfilled on a timely basis.

ITEM 13        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
               ----------------------------------------------

      In April 1999 and March 2000, Mr. Bogatin, the Company's Chairman, exercised certain stock options to purchase 200,000 and 600,000 shares, respectively of Common Stock. As payment for the aggregate exercise price of such options, Mr. Bogatin tendered to the Company promissory notes in the principal amounts of $500,000 and $1,500,000, respectively. The principal amount of each promissory note, together with all accrued interest, is due and payable on April 6, 2004 and March 15, 2005, respectively. These notes bear interest rates of 4.8% and 6.7%, respectively. In addition, in April 1999, Mr. Gogel, a director of the Company, exercised certain stock options to purchase 40,000 shares of Common Stock. As payment for the aggregate exercise price of such options, Mr. Gogel tendered to the Company a promissory note in the principal amount of $100,000. The principal amount of the promissory note, together with all accrued interest, is due and payable on April 6, 2004. This note bears an interest rate of 4.8%. The amounts due pursuant to the promissory notes are full-recourse obligations, which are secured by separate pledge agreements between the Company and each of Mr. Bogatin and Mr. Gogel. Pursuant to such pledge agreements, all of the shares of Common Stock purchased by Mr. Bogatin and Mr. Gogel upon exercise of their respective stock options were pledged as collateral for the debts evidenced by their respective promissory notes.

       In April 2001 the Company raised $1,000,000 through the sale of an 8% Non-Negotiable Promissory Note ("Note") due April 20, 2003 to Mr. Gogel. The entire outstanding principal amount of the Note automatically converted into shares of preferred stock (the "Convertible Preferred Stock") of the Company upon the approval of the stockholders which was obtained in August 2001. In addition, in connection with the sale of the note the Company issued to Mr. Gogel warrants to purchase 396,825 shares of its common stock. These warrants were valued at $190,000 at the time of issuance. The warrants have a term of 10 years at an exercise price of $1.51 per share. Each share of Convertible Preferred Stock has (i) a liquidation value of $100 per share, (ii) is entitled to a dividend of $8.00 per share, payable semi-annually in cash or in shares of the Common Stock at the then fair market value and are (iii) convertible into shares of Common Stock at a conversion price of $1.26. The unamortized discount of $190,000 was charged to interest expense.

     In March 2001, the Company raised $2,000,000 through the sale of its 8% Series B convertible preferred stock to Grand Cheer Company Ltd., a principal stockholder of the Company. The dividend on the preferred stock is payable, at the Company's option, in either cash or shares of common stock. The preferred stock is convertible to common stock at $1.00 per common share (representing the closing sale price of the common stock on the date of funding). In connection with this transaction, the Company also issued to the investor warrants to purchase an additional 1,000,000 shares of common stock at $1.20 per share. These warrants are exercisable in three equal annual installments, commencing one year from the date of issuance and expire in 2011. These warrants were valued at $380,000. In addition, the beneficial conversion feature of the preferred stock, the Company was required to record a preferred stock dividend of $381,000.

     The Company currently leases office space in New York at 660 Madison Avenue. This building is owned by a limited liability corporation controlled by Mr. Bruce Brickman. Mr. Brickman joined the Company's Board of Directors in March 2002. The Company paid approximately $185,000 in base rental charges during 2001 for this office space. The Company believes that, at the time of the lease, these were the prevailing market rates for similar office space in New York.

                                    PART IV

ITEM 14        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
               ----------------------------------------------------------------

(a)    The following documents are filed as part of this report:

       1.      Financial Statements
       2.      List of Financial Statement Schedules (None)
       3.      List of Exhibits

EXHIBIT NO.   DESCRIPTION

3.1           Restated Certificate of Incorporation.  /(1)/

3.2           Amendment to Certificate of Incorporation-Certificate of Designation of Series A
              Convertible Preferred Stock. /(8)/

3.3           Amendment to Certificate of Incorporation-Certificate of Designation of Series B
              Convertible Preferred Stock. /(9)/

3.4           Restated By-Laws.  /(1)/

10.1          1994 Stock Option Plan, as amended.  /(1)/

10. 2         Option Agreement between the Company and Acadia International
              Limited dated as of March 31, 1995.  /(2)/

10.3          Strategic Alliance Agreement dated as of September 26, 1997, by and between
              TurboChef Technologies, Inc. and Maytag Corporation. /(3)/

10.4          First Extension of the Project Agreement (RCAP-II) dated March 4, 1998 by and between TurboChef Technologies, Inc. and Maytag Corporation. /(4)/

10.5          Commercial Cooking Appliance Project Agreement dated as of July 29, 1998 by and between TurboChef Technologies, Inc. and Maytag Corporation. /(5)/

10.6          Research and Development Contract dated July 29, 1999 by and between Gas
              Research Institute and TurboChef Technologies, Inc. /(6)/

10.7          License Agreement dated as of October 28, 1999 by and between Maytag
              Corporation and TurboChef Technologies, Inc. /(6)/

10.8          Promissory Note dated March 15, 2000 executed by Jeffrey B. Bogatin in favor of
              TurboChef Technologies, Inc. /(7)/

10.9          Pledge Agreement dated as of March 15, 2000 by and between Jeffrey B. Bogatin and TurboChef Technologies, Inc. /(7)/

10.10         Securities Purchase Agreement dated as of March 19, 2001. /(9)/

10.11         Warrant Certificate dated as of March 19, 2001. /(9)/

10.12         OEM Contract between TurboChef Technologies, Inc. and Shangdong Xiaoya
              Group dated May 19, 2000_*| /(11)/

10.13         Promissory Note dated April 20, 2001 /(10)/

10.14         Securities Purchase Agreement dated June 12, 2001 /(10)/

10.15         Warrant Certificate dated June 12, 2001 /(10)/

10.16         Securities Purchase Agreement dated December 20, 2001 /(11)/

10.17         Warrant Certificate dated December 20, 2001 /(11)/

10.18         Placement Agent Agreement dated December 19, 2001 between TurboChef and
              Sanders Morris/(11)/

10.19         Registration Rights Agreement dated December 31, 2001 /(11)/

10.20         Warrant Certificate dated December 31, 2001 /(11)/

10.21         Settlement Agreement dated February 28, 2002 between TurboChef and
              Whitbread PLC/(11)/

10.22         Supplementary Agreement to the OEM Manufacturing Contract
              executed on March 27, 2002 between TurboChef and Shangdong Xiaoya Group_*|  /(11)/

11            Statement Re: Computation of Per Share Earnings is not necessary because the computation of per share earnings on both a basic and diluted basis can be clearly determined from this report.

21            The Company has no active subsidiaries.

23.1          Consent of Arthur Andersen LLP. /(12)/

23.2          Consent of BDO Seidman, LLP. /(12)/

______________

      /(1)/     Filed as an Exhibit to the Company's Registration Statement on Form SB-2
                (File No. 33-75008), and incorporated herein by reference.

      /(2)/     Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference.

      /(3)/     Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

      /(4)/     Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.

      /(5)/     Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.

      /(6)/     Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.

      /(7)/     Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.

      /(8)/     Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference.

      /(9)/     Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

      /(10)/    Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.

      /(11)/    Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

      /(12)/    Filed herewith.

       * Portions of these documents have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment of the omitted portions.

(b)          Reports on Form 8-K

              None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TURBOCHEF TECHNOLOGIES, INC.

                                          By:/s/ Jeffrey B. Bogatin
                                             ------------------------------
                                          Jeffrey B. Bogatin
                                          Chairman of the Board and Chief
                                          Executive Officer

                                          By:/s/ Stuart L. Silpe
                                             ------------------------------
                                          Stuart L. Silpe
                                          Chief Financial Officer

                                          By:/s/ John C. Shortley
                                             ------------------------------
                                          John C. Shortley
                                          Chief Accounting Officer, Controller,
                                          Treasurer and Assistant Secretary
                                          (Principal Accounting Officer)

     Dated April 11, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             Name                              Title                                   Date
             ----                              -----                                   ----

/s/ Jeffrey B. Bogatin                Chairman of the Board and                   April 11 2002
Jeffrey B. Bogatin                    Chief Executive Officer

/s/ Bruce S. Brickman                 Director                                    April 11, 2002
Bruce S. Brickman

/s/ Donald J. Gogel                   Director                                    April 11, 2002
Donald J. Gogel

/s/ Mitchell E. Rudin                 Director                                    April 11, 2002
Mitchell E. Rudin

                        INDEX TO FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants                                            F-2
Report of Independent Public Accountants                                                      F-3

Financial Statements:
   Balance Sheets as of December 31, 2001 and 2000                                            F-4
   Statements of Operations for the years ended December 31, 2001, 2000 and 1999              F-5
   Statements of Stockholders' Equity for the years ended
     December 31, 2001, 2000 and 1999                                                   F-6 & F-7
   Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999              F-8
   Notes to Financial Statements                                                              F-9

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
TurboChef Technologies, Inc.
Dallas, Texas

We have audited the accompanying balance sheets of TurboChef Technologies, Inc. as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TurboChef Technologies, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company's recurring losses from operations and its continued dependence on access to external financing and additional sales which raise substantial doubt about its ability to continue as a going concern. Management plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

Dallas, Texas
February  28, 2002

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
TurboChef Technologies, Inc.

We have audited the accompanying statement of operations, shareholders' equity and cash flows of TurboChef Technologies, Inc. (a Delaware corporation), as of December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TurboChef Technologies, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with auditing standards generally accepted in the United States.

                                                   /s/ Arthur Andersen LLP

Dallas, Texas
March 30, 2000

                          TurboChef Technologies, Inc.
                                 Balance Sheets
                    (Amounts in Thousands, Except Share Data)

                                                                                   At December 31,
                                                                                  2001         2000
                                                                                  ----         ----
                                    Assets
                                    ------
Current assets:
 Cash and cash equivalents                                                      $  4,498    $  1,417
 Accounts receivable net of allowance for doubtful accounts of
  $70 and $86 at December 31, 2001 and 2000, respectively                            979       1,419
  Accounts receivable - other                                                        735         735
Inventory                                                                          1,857       1,023
Prepaid expenses                                                                      61         306
                                                                                --------    --------
               Total current assets                                                8,130       4,900
                                                                                --------    --------

Property and equipment, net                                                          380         602

Other assets                                                                         162         220
                                                                                --------    --------
               Total assets                                                     $  8,672    $  5,722
                                                                                ========    ========

                     Liabilities and Stockholders' Equity
                     ------------------------------------
Current liabilities:
  Accounts payable                                                              $    373    $  1,421
  Accounts payable - other                                                         1,390       1,390
  Accrued expenses                                                                   517         352
  Notes payable                                                                      327           -
  Accrued upgrade and warranty costs                                               1,038         891
                                                                                --------    --------
               Total current liabilities                                           3,645       4,054

Commitments and contingencies (Note 12)

Stockholders' equity:
  Preferred stock, $100 par value and $100.00 stated value.
Authorized 5,000,000 shares 51,000 and 21,000 issued at December 31, 2001
    and 2000, respectively                                                         4,530       2,100
  Common stock, $.01 par value. Authorized 50,000,000 shares
    Issued 18,418,213 and 15,728,423 shares at
    December 31, 2001 and 2000, respectively                                         184         157
  Additional paid-in capital                                                      43,628      35,878
  Accumulated deficit                                                            (40,458)    (33,742)
  Notes receivable for stock issuances                                            (2,406)     (2,274)
  Accumulated comprehensive income                                                     -           -
  Treasury stock - at cost 32,130 shares in 2001 and 2000                           (451)       (451)
                                                                                --------    --------
               Total stockholders' equity                                          5,027       1,668
                                                                                --------    --------

               Total liabilities and stockholders' equity                       $  8,672    $  5,722
                                                                                ========    ========

The accompanying notes are an integral part of these financial statements.

                          TurboChef Technologies, Inc.
                            Statements of Operations
                    (Amounts in Thousands, Except Share Data)

                                                                        Years Ended December 31,
                                                                  2001             2000            1999
                                                                  ----             ----            ----
Revenues:
  Product sales                                               $      3,230    $      3,069     $      3,391
  Research and development fees                                          -           3,827            3,645
  Royalties                                                              -             950               27
                                                              ------------    ------------     ------------
             Total revenues                                          3,230           7,846            7,063


Costs and expenses:
  Cost of goods sold                                                 1,592           3,846            3,267
  Research and development expenses                                  1,147           3,731            4,092
  Selling, general and administrative expenses                       6,517           7,943            7,709
                                                              ------------    ------------     ------------
             Total costs and expenses                                9,256          15,520           15,068
                                                              ------------    ------------     ------------

             Operating loss                                         (6,026)         (7,674)          (8,005)
                                                              ------------    ------------     ------------

Other income (expense):
  Interest income                                                      170             187               79
  Interest expense                                                    (195)           (677)            (372)
  Dividend income                                                        -             157              206
  Amortization of purchased put option premium                           -            (594)            (647)
  Gain on the sale of purchased put option                               -           5,022                -
  Gain/(loss) on disposal of assets                                     12            (126)               -
  Other income (expense)                                                 8             (27)             (40)
                                                              ------------    ------------     ------------
                                                                        (5)          3,942             (774)
                                                              ------------    ------------     ------------

             Net loss                                         $     (6,031)   $     (3,732)    $     (8,779)
                                                              ============    ============     ============

Preferred stock dividends                                             (305)            (20)               -
Beneficial conversion feature of Series B preferred stock             (380)              -                -
                                                              ------------    ------------     ------------
  Net loss applicable to common stockholders                  $     (6,716)   $     (3,752)    $     (8,779)
                                                              ============    ============     ============


Loss per common share - basic and diluted                     $      (0.41)   $      (0.24)    $      (0.59)
                                                              ============    ============     ============

Weighted average number of common
    shares outstanding - basic and diluted                      16,206,808      15,602,211       14,983,486
                                                              ============    ============     ============

The accompanying notes are an integral part of these financial statements.

                          TurboChef Technologies, Inc.
                       Statements of Stockholders' Equity
                    (Amounts in Thousands, Except Share Data)

                                                         Preferred Stock           Common stock      Additional paid-   Accumulated
                                                         ---------------           ------------      ----------------   -----------
                                                        Shares      Amount       Shares    Amount      in capital         deficit
                                                        ------      ------       ------    ------      ----------         -------
Balance, December 31, 1998                                   -     $    -    14,659,134     $ 148         $32,435        $(21,231)

    Net loss                                                 -          -             -         -               -          (8,779)
    Net unrealized loss on marketable securities             -          -             -         -               -               -
    Net unrealized gain on purchased put option              -          -             -         -               -               -
     Comprehensive income (loss)

    Compensation expense                                     -          -             -         -             374               -
    Notes receivable for stock issuances                     -          -             -         -               -               -
    Issuance of warrants                                     -          -             -         -             153               -
    Exercise of warrants                                     -          -       121,172         1             392               -
    Issuance of common stock                                 -          -       310,067         2             765               -
                                                      ---------------------------------------------------------------------------
Balance, December 31, 1999                                   -     $    -    15,090,373     $ 151         $34,119        $(30,010)

    Net loss                                                 -          -             -         -               -          (3,732)
    Realized gain on marketable securities                   -          -             -         -               -               -
    Realized gain on purchased put option                    -          -             -         -               -               -
     Comprehensive income (loss)                             -          -             -         -               -

    Compensation expense                                     -          -             -         -             269               -
    Notes receivable for stock issuances                     -          -             -         -               -               -
    Issuance of preferred stock                         21,000      2,100             -         -               -               -
    Preferred stock dividend                                 -          -             -         -             (57)              -
    Issuance of common stock                                 -          -       638,050         6           1,547               -
                                                      ---------------------------------------------------------------------------
Balance, December 31, 2000                              21,000     $2,100    15,728,423     $ 157         $35,878        $(33,742)
                                                      ===========================================================================

    Net loss                                                 -          -             -         -               -          (6,031)
    Realized gain on marketable securities                   -          -             -         -               -               -
    Realized gain on purchased put option                    -          -             -         -               -               -
     Comprehensive income (loss)                             -          -             -         -               -               -

    Compensation expense                                     -          -             -         -             274               -
    Notes receivable for stock issuances                     -          -             -         -               -               -
    Issuance of preferred stock                         30,000      2,430             -         -               -               -
    Preferred stock dividend                                 -          -             -         -               -            (305)
    Beneficial conversion of preferred stock                 -          -             -         -             760            (380)
    Issuance of warrants                                     -          -             -         -             615               -
    Issuance of common stock                                 -          -     2,689,790        27           6,101               -
                                                      ---------------------------------------------------------------------------
Balance, December 31, 2001                              51,000     $4,530    18,418,213     $ 184         $43,628        $(40,458)
                                                      ===========================================================================

The accompanying notes are an integral part of these financial statements.

                          TurboChef Technologies, Inc.
                       Statements of Stockholders' Equity
                    (Amounts in Thousands, Except Share Data)

                                                                                   Accumulated
                                                                                   -----------
                                                               Notes receivable       other                           Total
                                                               ----------------       -----                           -----
                                                                     for          comprehensive      Treasury      stockholders'
                                                                     ---          -------------      --------      -------------
                                                                stock issuances       income           stock           equity
                                                                ---------------       ------           -----           ------
Balance, December 31, 1998                                          $      -          $  8,292        $   (451)      $   19,193

    Net loss                                                               -                 -               -           (8,779)
    Net unrealized loss on marketable securities                           -            (4,188)              -           (4,188)
    Net unrealized gain on purchased put option                            -             2,623               -            2,623
                                                                                                                     ----------
     Comprehensive income (loss)                                                                                        (10,344)

    Compensation expense                                                   -                 -               -              374
    Notes receivable for stock issuances                                (685)                -               -             (685)
    Issuance of warrants                                                   -                 -               -              153
    Exercise of warrants                                                   -                 -               -              393
    Issuance of common stock                                               -                 -               -              767
                                                              -----------------------------------------------------------------
Balance, December 31, 1999                                          $   (685)         $  6,727        $   (451)      $    9,851

    Net loss                                                               -                 -               -           (3,732)
    Realized gain on marketable securities                                 -            (4,104)              -           (4,104)
    Realized gain on purchased put option                                  -            (2,623)              -           (2,623)
                                                                                                                     ----------
     Comprehensive income (loss)                                                                                        (10,459)

    Compensation expense                                                   -                 -               -              269
    Notes receivable for stock issuances                              (1,589)                -               -           (1,589)
    Issuance of preferred stock                                            -                 -               -            2,100
    Preferred stock dividend                                               -                 -               -              (57)
    Issuance of common stock                                               -                 -               -            1,553
                                                              -----------------------------------------------------------------
Balance, December 31, 2000                                          $ (2,274)         $      -        $   (451)      $    1,668
                                                              =================================================================

    Net loss                                                               -                 -               -           (6,031)
    Realized gain on marketable securities                                 -                 -               -                -
    Realized gain on purchased put option                                  -                 -               -                -
                                                                                                                     ----------
     Comprehensive income (loss)                                                                                         (6,031)

    Compensation expense                                                   -                 -               -              274
    Notes receivable for stock issuances                                (132)                -               -             (132)
    Issuance of preferred stock                                            -                 -               -            2,430
    Preferred stock dividend                                               -                 -               -             (305)
    Beneficial conversion of preferred stock                               -                 -               -              380
    Issuance of warrants                                                   -                 -               -              615
    Issuance of common stock                                               -                 -               -            6,128
                                                              -----------------------------------------------------------------
Balance, December 31, 2001                                          $ (2,406)         $      -        $   (451)      $    5,027
                                                              =================================================================

The accompanying notes are an integral part of these financial statements.

                          TurboChef Technologies, Inc.
                            Statements of Cash Flows
                             (Amounts in Thousands)

                                                                                 Years Ended December 31,
                                                                             ---------------------------------
                                                                               2001         2000        1999
                                                                             --------    --------    ---------
Cash flows from operating activities:
  Net loss                                                                   $ (6,031)   $ (3,732)   $ (8,779)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Gain on sale of purchased put option                                          -      (5,022)          -
      Depreciation and amortization                                               454         354         503
      Discount on convertible note                                                190           -           -
      Amortization of premium on purchased put option                               -         594         647
      Non-cash interest on notes receivable from employees and directors         (132)       (110)          -
      Non-cash compensation expense                                                49         269         374
      Provision for doubtful accounts                                             (16)         30          25
      Gain/(loss) on disposal of assets                                           (12)        126           -
      Changes in operating assets and liabilities:
        Accounts receivable                                                       456        (904)       (391)
        Inventories                                                              (507)       (771)        266
        Prepaid expenses and other assets                                         255         (81)       (158)
        Accounts payable                                                       (1,048)      1,811         429
        Accrued expenses                                                            7        (527)        726
        Deferred revenue                                                            -      (1,727)      1,678
        Accrued interest                                                            -        (372)        372
                                                                             --------    --------    --------
          Net cash used in operating activities                                (6,335)    (10,062)     (4,308)
                                                                             --------    --------    --------

Cash flows from investing activities:
  Sales of marketable securities and purchased put option                           -      15,723           -
  Proceeds from sale of fixed assets                                               12           -      (1,943)
  Purchase of equipment and leasehold improvements                               (184)       (332)       (492)
  Capitalization of patent costs                                                    -        (136)          -
                                                                             --------    --------    --------
          Net cash (used in) provided by investing activities                    (172)     15,255      (2,435)
                                                                             --------    --------    --------

Cash flows from financing activities:
  Borrowings under long-term debt                                                   -       6,795       7,879
  Payments on long-term debt                                                        -     (14,674)          -
  Repayments of notes receivable from employees                                     -          36           -
  Proceeds for the sale of preferred stock                                      2,000       2,100           -
  Issuance of convertible note                                                  1,000
  Proceeds for the sale of common stock                                         6,049           -           -
  Proceeds from the exercise of stock options                                     539          39          82
  Proceeds from the issuance of warrants                                            -           -         153
  Proceeds from the exercise of warrants                                            -           -         393
                                                                             --------    --------    --------
          Net cash (used in) provided by financing activities                   9,588      (5,704)      8,507
                                                                             --------    --------    --------

Net increase (decrease) in cash and cash equivalents                            3,081        (511)      1,764
Cash and cash equivalents at beginning of period                                1,417       1,928         164
                                                                             --------    --------    --------
Cash and cash equivalents at end of period                                   $  4,498    $  1,417    $  1,928
                                                                             ========    ========    ========

Supplemental disclosures of noncash activities:
  Noncash investing activity - net unrealized gain/(loss)
   on marketable securities                                                  $      -    $      -    $ (4,188)
                                                                             ========    ========    ========
  Noncash investing activity - net unrealized gain
   on purchased put option                                                   $      -    $      -    $  2,623
                                                                             ========    ========    ========
  Noncash investing activity - accrued preferred
   stock dividend                                                            $    305    $     57    $      -
                                                                             ========    ========    ========
  Noncash investing activity - beneficial conversion
    of preferred stock                                                       $    380    $     57    $      -
                                                                             ========    ========    ========
  Noncash investing activity - exercise of options
   for note receivable from employees and directors                          $      -    $ (1,514)   $   (685)
                                                                             ========    ========    ========
  Noncash investing activity - conversion of note
   receivable to preferred stock                                             $    810    $      -    $      -
                                                                             ========    ========    ========

The accompanying notes are an integral part of these financial statements.

                         TurboChef Technologies, Inc.
                         Notes to Financial Statements
                        December 31, 2001, 2000 and 1999

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------

      General
      -------

      TurboChef Technologies, Inc. ("the Company") was incorporated in the State of Delaware on April 3, 1991. Prior to its name change in July 1998, the Company operated under the name TurboChef, Inc. The Company is engaged primarily in designing, developing and marketing its proprietary rapid cook technologies. The Company believes its primary markets are with commercial food service operators throughout North America, the United Kingdom, Europe and Asia. Management believes that the Company operates in one primary business segment.

      Cash Equivalents
      ----------------

      For the purpose of these statements, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

      Inventories
      -----------

      Inventories are valued at the lower of cost or market and primarily consist of ovens and replacement parts. The Company determines cost for ovens by the specific cost method. Freight costs are included in costs of goods sold. Ovens used for demonstration and testing are generally depreciated over a one-year period. Depreciation for demonstration ovens was $91,000 $22,000 and $244,000 for the years ended December 31, 2001, 2000 and 1999 respectively. The following table reflects inventory balances for the periods ended December 31, 2001 and 2000, respectively:

                                           2001             2000
                                           ----             ----
                                           (Dollars in thousands)

Finished Goods - Ovens                    $  1,054         $    803
Demonstration Inventory, net of reserve         93                -
Parts Inventory, net of reserve                710              220
                                               ---              ---
                                          $  1,857         $  1,023
                                          ========         ========
      Property and Equipment
      ----------------------

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

      Revenue Recognition
      -------------------

                         TurboChef Technologies, Inc.
                         Notes to Financial Statements
                        December 31, 2001, 2000 and 1999

      The Company records product sales when the product is installed for the customer or shipped to the customer's designated agent. Fees for research and development services or technology transfers are recorded as earned on a proportional performance basis. Royalty revenues consist of royalties received from the sale of products embodying the Company's technologies. Royalty revenues are recorded when earned which is the period in which the products are sold. Reserves for sales returns and allowances are recorded in the same accounting period as the related revenues. As of December 31, 2001 and 2000, there were no reserves established as sales returns and allowances were not significant.

      Other Assets
      ------------

      Other assets consist primarily of capitalized patent costs, which include outside legal fees incurred in the registration of the Company's patents. These costs are amortized over the economic life of the patents, ranging from four to ten years. Patent amortization was $34,000, $19,000 and $13,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

      Research and Development Expenses
      ---------------------------------

      Research and development expenses consist of all costs incurred in planning, design and testing of the rapid cook ovens, including salary costs related to research and development, and are expensed as incurred.

      Product Warranty
      ----------------

      The Company's rapid cook ovens are under warranty against defects in material and workmanship for a period of one year. Anticipated future warranty costs are estimated, based upon historical expenses, and are recorded in the period cooking systems are sold (see Note 8).

      Income Taxes
      ------------

      The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes and adjusts the deferred tax asset valuation allowance based on judgements as to future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results.

      Loss Per Common Share
      ---------------------

      The Company provides basic and dilutive loss per common share information for each year presented. The basic net loss per common share is computed by dividing the net loss, plus the dividends and dividend equivalents on preferred stock, by the weighted average number of common shares outstanding. For the years ended December 31, 2001, 2000 and 1999, net loss applicable to common stockholders is as follows:

                                                         (in thousands)

                         TurboChef Technologies, Inc.
                         Notes to Financial Statements
                        December 31, 2001, 2000 and 1999

                                                    2001            2000            1999
                                                    ----            ----            ----
Net loss.......................................    $(6,031)       $ (3,732)       $ (8,779)
Beneficial conversion of preferred stock.......       (380)              -               -
Dividends on preferred stock...................       (305)            (20)              -
                                                   --------       ---------       ---------
Net loss applicable to common stockholders.....    $(6,716)       $ (3,752)       $ (8,779)
                                                   ========       =========       =========

      Diluted net loss per common share is computed by dividing the net loss, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2001, 2000 and 1999, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. For the year ended December 31, 2001, the potential dilutive securities include 5,986,977 shares for options and warrants and 3,306,118 shares attributable to convertible preferred stock. For the year ended December 31, 2000, the potential dilutive securities include options and warrants, which are convertible into 3,499,000 shares of common stock and $2,100,000 of convertible preferred stock, which conversion rate was dependent upon the average market price of the Company's common stock. For the year ended December 31, 1999, the potential dilutive securities included options and warrants on 3,145,000 of common stock.

      Stock Option Plans
      ------------------

      The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related technical interpretations. Compensation expense for options granted to employees is recorded on the date of grant only if the market price of the underlying stock exceeds the exercise price. Since the Company grants substantially all stock options with an exercise price equal to or greater than the current market price of the stock on the grant date, no compensation expense is recorded. The Company has also adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Under SFAS 123 the Company has elected the disclosure provisions, rather than the recognition provisions, and will continue to account for stock-based compensation under APB 25 (see Note 10).

      Use of Estimates
      ----------------

      The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

      Fair Value of Financial Instruments
      -----------------------------------

      The carrying amount of cash and cash equivalents, pledged marketable securities, accounts receivable, note receivable from employees and directors, accounts payable, accrued expenses and note payable approximates fair value due to the short maturity of these instruments.

      Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
      -----------------------------------------------------------------------

                         TurboChef Technologies, Inc.
                         Notes to Financial Statements
                        December 31, 2001, 2000 and 1999

      The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less estimated sales expenses. Management believes no impairment exists as of December 31, 2001.

      Reclassifications
      -----------------

      Certain amounts in prior periods financial statements have been reclassified to conform to current year presentation.

      New Accounting Pronouncements
      -----------------------------

      As of December 31, 2001, the net carrying amount of other intangible assets is $132,000. Amortization expense during the twelve-month period ended December 31, 2001 was $48,000. The Company does not believe that the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

      In June 2001, the Financial Accounting Standards Board finalized FASB Statement No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

      As of December 31, 2001, the net carrying amount of other intangible assets is $132,000. Amortization expense during the twelve-month period ended December 31, 2001 was $48,000. The Company does not believe that the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

                         TurboChef Technologies, Inc.
                        Notes to Financial Statements
                      December 31, 2001, 2000 and 1999

      In June 2001, the Financial Accounting Standards Board finalized FASB Statement No. 143, Accounting for Asset Retirement Obligations (SFAS 143) and Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).

      SFAS 143 requires that the fair value for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the carrying amount of the asset, including capitalized asset retirement costs, be tested for impairment. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe this statement will have a material effect on the Company's financial position or results of operations.

      SFAS 144 prescribes financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and specifies when to test a long-lived asset for recoverability. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Management does not believe this statement will have a material effect on the Company's financial position or results of operations.

2.    LIQUIDITY AND GOING CONCERN
      ---------------------------

      The Company's capital requirements in connection with its product and technology development and marketing efforts have been and will continue to be significant. In addition, capital is required to operate and expand the Company's operations. Since its inception, the Company has incurred operating losses and has been substantially dependent on loans and capital contributions from its principal stockholders and proceeds from the sale of its securities. Furthermore, the Company will be dependent on outside sources of financing for the foreseeable future to fund its working capital needs.

      The Company anticipates that it may need to raise additional capital by the fourth quarter 2002. No assurances can be made that the Company will generate the necessary sales from its commercial ovens or from the proceeds of the sales of its securities or other financing sources to generate the necessary working capital. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed above, the Company has recorded recurring losses, is dependent on outside sources of financing and achieving certain sales levels to fund its working capital needs. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

3.    LONG-TERM CONTRACTS
      -------------------

      In October 1999, the Company entered into a commercial license agreement with Maytag that broadened Maytag's distribution rights with respect to commercial cooking products utilizing the Company's rapid cook technologies. Pursuant to the terms of the agreement, Maytag received exclusive rights to market and sell throughout North America and certain worldwide rights to sell to North American based chains with international locations. This exclusivity extended to March 2002. In consideration for these rights, Maytag agreed to pay the Company per unit royalties of approximately $500. Maytag also agreed to establish $5.75 million as the minimum royalty threshold over the first twenty-four months of exclusivity, which were to begin in the third quarter of 2000, with minimum royalty payments of $1.0 million in 2000, $2.9 million in 2001 and $1.9 million in 2002. However, Maytag only made the initial $500,000 payment before stopping all

                         TurboChef Technologies, Inc.
                        Notes to Financial Statements
                      December 31, 2001, 2000 and 1999

      payments of royalties to the Company. In addition, the Company's manufacturer of ovens, G.S. Blodgett Corporation, a wholly owned subsidiary of Maytag and the Company's sole source of supply of its ovens, demanded in January 2001 that the Company agree to revise the terms of the license agreement. The Company did not agree to the proposed new terms, and Maytag terminated the license agreement but refused to make the minimum royalties required by the agreement. The Company is currently in arbitration with Maytag for non-payment of minimum royalties due the Company under the License Agreement (see Note
      13).

      Maytag also provided the Company with $2.5 million in 1999 and $2.1 million in 2000, for the development of prototype units relating to the commercial license agreement, which are included in research and development fees in each respective year.

      In the second quarter of 2000, the Company established a manufacturing venture with the Shandong Xiaoya Group ("Xiaoya") in China in which Xiaoya was granted the exclusive manufacturing rights for the C-3 oven. In March 2002, the Company signed an agreement with Xiaoya to purchase approximately $14 million of C-3 cooking systems over the next 17 months.

      In July 1999, the Company entered into an agreement with the Gas Research Institute ("GRI") to develop natural gas-fueled versions of the Company's commercial and residential cooking systems. The agreement provided the Company with $2 million in funding during 1999, of which $1,847,000 was recorded as deferred revenue and recognized as income on a proportional performance basis as costs are incurred on the commercial countertop rapid cook systems. In addition to the funding, the Company is allowed access to GRI's extensive patent portfolio and years of experience with natural gas related products. In exchange for the funding, GRI received 50,000 warrants to purchase the Company's common stock, which were valued at $153,000, and a defined percentage of the royalty that the Company receives on the sale of various ovens in North America and Europe. Such payments terminate upon the cumulative payments of $4,000,000 to GRI. The Company began paying royalties to GRI in fiscal year 2000. As of December 31, 2000, the Company has paid royalties to GRI totaling $37,000 and has accrued an additional $37,000 due to GRI. No additional royalties were paid in 2001.

      In September 1999, the Company entered into an agreement to upgrade and warranty 262 ovens installed with Whitbread Group PLC ("Whitbread").
      The Company received approximately $1.4 million from Whitbread to complete the upgrade and provide a three-year extended warranty to each of the ovens. The oven upgrades include design changes that were to substantially increase the life and durability of the ovens. These upgrades were completed in February 2000. The $1.4 million has been used to offset expenses relating to the upgrade and warranty as incurred. During 2000 and 1999, the Company accrued an additional
      $985,000 and $755,000, respectively, for expenses in excess of payments from Whitbread, relating to the completion of the upgrade and remainder of the warranty period. No additional costs were incurred during Fiscal 2001. In February 2002, the Company and Whitbread entered into an agreement to terminate this extended warranty agreement. Under this agreement, the Company is to pay Whitbread [pound]460,000 (approximately $670,000), plus VAT, over a 24 month period, and Whitbread will release TurboChef from its obligation to continue to warrantee approximately 260 earlier generation ovens. TurboChef will make an initial payment to Whitbread of [pound]50,000 (approximately $72,000) plus VAT and thereafter pay [pound]15,000 (approximately $22,000) plus VAT a month for the next
      24 months, with a final payment of [pound]50,000 plus VAT due the final month. An adjustment of approximately $190,000 to recognize this transaction was recorded as of December 31, 2001 as a reduction in cost of goods sold and accrued expenses. The Company has accrued for these future payments and they are included in accrued warranty and upgrade costs.

                         TurboChef Technologies, Inc.
                        Notes to Financial Statements
                      December 31, 2001, 2000 and 1999

4.    CONCENTRATION OF BUSINESS RISKS
      -------------------------------

      For the years ended December 31, 2000 and 1999, the Company received $2,100,000 and $3,525,000, respectively, in fees for product development services and technology transfers from the Company's alliance with Maytag. The Company did not receive any payments for fees from Maytag in fiscal year 2001, since it is currently in arbitration with Maytag.

      Maytag discontinued all relationships with the Company in February 2001. The Company is not dependent on Maytag for research fees or supplying the Company with its rapid cook ovens. In May 2001 Maytag relinquished the right to sell the Company's products in North America.

      In the second quarter of 2000, the Company established a manufacturing venture with Shandong Xiaoya Group in China in which Xiaoya was granted the exclusive manufacturing rights for the C-3 ovens. In March 2002, the Company signed a new agreement to purchase approximately $14 million of C-3 ovens from Xiaoya over the next 17 months.

      During fiscal year 2001, 35% the Company's direct sales were to one customer. During fiscal year 2000, 71% the Company's direct sales were to one customer and during fiscal year 1999, 42% the Company's direct sales were to two customers.

5.    DEBT
      ----

      In November 2001, the Company purchased $500,000 of parts and oven inventory from Maytag. The Company paid cash of $176,000 and issued Maytag a promissory note in the amount of $327,000 for the remaining balance of this purchase. This note is payable in two installments equal to $131,000 payable in May 2002, and $196,000 payable in November 2002, plus accrued interest. The interest rate of this note is the prime rate, as published in the Wall Street Journal, plus 2%.

6.    PROPERTY AND EQUIPMENT
      ----------------------

      At December 31, 2001 and 2000, property and equipment consisted of:

                                    2001         2000
                                    ----         ----
                                 (Dollars in thousands)

Leasehold improvements         $       257   $       257
Furniture and fixtures                 889           764
Equipment                              231           263
                              ----------------------------
                                     1,377         1,284
Less accumulated depreciation         (997)         (682)
                              ----------------------------
                               $       380   $       602
                              ============================

      Depreciation expense was $315,000, $337,000 and $259,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

                         TurboChef Technologies, Inc.
                        Notes to Financial Statements
                      December 31, 2001, 2000 and 1999

7.    CERTAIN TRANSACTIONS WITH STOCKHOLDERS
      --------------------------------------

      Notes Receivable
      ----------------

      In 1999, the Company loaned an aggregate of $710,000 to three of its employees and two of the Company's directors (Mr. Bogatin and Mr. Gogel). The loaned amounts were used by such employees and directors to exercise 284,000 stock options at an exercise price of $2.50 per share. All such loans are full-recourse and are secured by the underlying securities and the general assets of the respective borrower. Four of the loans have a term of two years and were payable, along with accrued interest, in February, March and April 2001. One of the loans has a term of five years and is payable, along with accrued interest, on April 2004. All of the notes are recorded as a reduction to stockholders' equity. The notes bear interest at a rate of 4.8%. The market rate of interest on March 31, 1999 was 7.0%, based upon margin rates obtained through various discount brokers. The difference between interest earned by the Company on the notes and the market rate of interest is recorded as compensation expense.

      In November 2000, a loan amount of $35,000, plus accrued interest, was repaid in full. In December 1999, the loan amount of $37,500 plus accrued interest was repaid in full. In March 2001, the Company extended the maturity date of two of the notes, including the note to Mr. Gogel, totaling $138,000, from March/April 2001 until March/April 2004.

      In 2000, the Company loaned an aggregate of $1,513,500 to two of its employees and one of its directors (Mr. Bogatin). Of this amount $13,500 was used by such employees to exercise 9,000 stock options at an exercise price of $1.50 per share in February 2000. The remainder of $1,500,000 was used by such director to exercise 600,000 stock options at an exercise price of $2.50 per share in March 2000. All such loans are full recourse and are secured by the underlying securities. Each loan has a term of five years and is payable, along with accrued interest in February and March 2005. The notes are recorded as a reduction to Stockholders' Equity. The notes bear interest at a rate of 6.7%. The market rates of interest in February and March 2000 was 7.5%, based upon margin rates obtained through various discount brokers. The difference between interest earned by the Company on the notes and the market rate of interest is recorded as compensation expense.

      Total compensation expense related to notes receivable from such employees and directors was $25,000, $24,000 and $11,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

8.    ACCRUED WARRANTY AND UPGRADE COSTS
      ----------------------------------

      The Company generally provides a one-year parts and labor warranty on its ovens. Warranty costs under this program were $128,000, $282,000 and $161,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

      On September 1, 1999, the Company entered into an agreement to upgrade and warranty 262 ovens installed for Whitbread PLC. The Company received approximately $1.4 million from Whitbread PLC to complete the upgrade and warranty the ovens for a three-year period, beginning in September 1999. The oven upgrades included design changes that should substantially increase the life and durability of the ovens. The Company recorded a corresponding liability of $1.4 million representing the estimated cost of upgrade and warranty. The liability is reduced as services related to the upgrade and warranty are incurred. During 2000 and 1999, the Company accrued an

                     TurboChef Technologies, Inc.
                     Notes to Financial Statements
                   December 31, 2001, 2000 and 1999

      additional $985,000 and $755,000, respectively, for expenses relating to the completion of the upgrade and remainder of the warranty period. The oven upgrades were completed in February 2000. In February 2002, the Company and Whitbread entered into an agreement to terminate this extended warranty agreement. Under this agreement, the Company is to pay Whitbread [pound]460,000 (approximately $670,000), plus VAT, over a 24 month period, and Whitbread will release TurboChef from its current and future obligations, under the agreement, to warranty the 262 older generation ovens. TurboChef will make an initial payment to Whitbread of [pound]50,000 (approximately $72,000) plus VAT and thereafter pay [pound] 15,000 (approximately $22,000) plus VAT a month for the next 24 months, with a final payment of [pound]50,000 plus VAT due the final month. An adjustment to reduce the accrued liability by $190,000 and corresponding decrease in cost of sales was recorded as of December 31, 2001.

9.    INCOME TAXES
      ------------

      The following is a reconciliation of the provision/(benefit) for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statements of Operations:

                                       2001          2000          1999
                                       ----          ----          ----
Computed "expected" tax benefit        $ (2,050)     $ (1,354)     $ (2,917)
Other                                       144           (85)         (205)
Valuation Allowance                        1906         1,439         3,122
                                       --------      --------      --------

Income tax benefit                     $      -      $      -      $      -
                                       ========      ========      ========

      The components of the Company's net deferred tax assets were as follows:

                                                                  December 31
                                                              ------------------
                                                            2001              2000
                                                            ----              ----

Deferred tax assets:
  Warranty reserves                                      $        353     $        388
  Research and development credit carryforwards                   245              245
  Net operating loss carryforwards                             11,717            9,862
  Other                                                           139              102
                                                           ----------       ----------
      Total gross deferred tax assets                          12,454           10,597
  Less valuation allowance                                    (12,454)         (10,597)
                                                           ----------       ----------
      Net deferred tax assets                                       -                -
                                                           ----------       ----------
Deferred tax liabilities:                                           -                -
                                                           ----------       ----------
        Net                                              $          -     $          -
                                                           ==========       ==========

      In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the historical operating results of the Company, management is unable to conclude on a more likely than not basis that deferred income tax assets will be realized. Accordingly, the Company recorded a valuation allowance equal to 100% of the net deferred tax assets at December 31, 2001 and 2000.

      At December 31, 2001, the Company has net operating loss carryforwards for federal income tax purposes of $34.4 million, which may be used against future taxable income, if any, and which expire in years 2009 to 2016. Any change in ownership under Internal Revenue Code Section 382

                     TurboChef Technologies, Inc.
                     Notes to Financial Statements
                   December 31, 2001, 2000 and 1999

      could limit the annual utilization of these carryforwards and cause some amount of the carryforwards to expire unutilized.

      The Company also has research and development credit carryforwards of approximately $720,000, which may be used to offset future federal tax liability, if any.

10.   STOCKHOLDERS' EQUITY
      --------------------

      Stock Option Plan
      -----------------

      The Company adopted the 1994 Stock Option Plan ("the Stock Option Plan"), as amended, pursuant to which stock options covering an aggregate of 5,650,000 shares of the Company's common stock may be granted. Options awarded under the Stock Option Plan (i) are generally granted at exercise prices which equate to or are above quoted market price on the date of the grant; (ii) generally become exercisable over a period of one to four years; and (iii) generally expire seven or ten years subsequent to award.

      At December 31, 2001, there were 740,660 shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 was $1.67, $1.06 and $4.25, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: For 2001, risk-free interest rate, ranging from 4.25% to 5.30%; expected life, ten years; expected dividend yield, 0%; and volatility, 41%. For 2000, risk-free interest rate, ranging from 5.73% to 6.79%; expected life, ten years; expected dividend yield, 0%; and volatility, 38%. For 1999, risk-free interest rate, ranging from 5.19% to 6.24%; expected life, seven to ten years; expected dividend yield, 0%; and volatility, 39%.

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

                                         2001               2000                1999
                                         ----               ----                ----
Net loss applicable to common
shareholders:
  As reported                          $  (6,716)         $  (3,752)        $  (8,779)
  Loss per common share - basic
      and diluted                      $    (.41)         $    (.24)        $    (.59)
  Pro forma                            $  (7,463)         $  (4,085)        $  (8,403)
  Loss per common share - basic
      and diluted                      $    (.46)         $    (.26)        $    (.58)

      A summary of stock option activity follows:

                                                                Weighted
                                               Number of        Average
                                                Shares       Exercise Price
                                                ------       --------------

Options outstanding at December 31, 1998        3,077,067       $   6.57
                                                =========        =======

Options granted                                   422,500           8.14

                        TurboChef Technologies, Inc.
                        Notes to Financial Statements
                       December 31, 2001, 2000 and 1999

Options exercised                               (310,067)    2.47
Options canceled                                (458,000)   12.73
                                                ---------  ------
Options outstanding at December 31, 1999        2,731,500  $ 6.13
                                                =========  ======

Options granted                                 1,535,000    2.57
Options exercised                               (638,050)    2.44
Options canceled                                (813,950)    7.63
                                                ---------    ----
Options outstanding at December 31, 2000        2,814,500  $ 4.77
                                                =========  ======

Options granted                                 1,707,000    3.02
Options exercised                               (342,458)    1.65
Options canceled                                (969,876)    5.26
                                                ---------    ----
Options outstanding at December 31, 2001        3,209,166  $ 3.85
                                                =========  ======

      At December 31, 2001, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.32 - $9.50 and
      7.97 years, respectively. The following table summarizes information about the Company's stock options outstanding at December 31, 2001:

                 Options Outstanding                                    Options Exercisable
                 -------------------                                    -------------------
                                            Weighted
                    Outstanding as of        Average         Weighted      Exercisable as of      Weighted
Range of Exercise      December 31,         Remaining         Average         December 31,         Average
      Prices               2001         Contractual Life  Exercise Price          2001         Exercise Price
      ------               ----         ----------------  --------------          ----         --------------
$1.32 - $5.00          2,344,416              9.18            $2.75              856,667           $2.74
$5.01 - 9.50             864,750              4.69            $6.85              681,250           $6.93
                         -------                              -----              -------           -----
                       3,209,166                              $3.85            1,537,917           $4.60
                       =========                              =====            =========           =====

      At December 31, 2001, 2000 and 1999, the number of options exercisable was 1,537,917, 1,289,918 and 1,435,000, respectively, and the weighted-average exercise price of those options was $4.60, $5.25 and $5.32, respectively.

      Two former joint venture partners have options to purchase 262,500 and 21,000 shares of common stock at $2.50 and $9.00 per share, respectively. These options expire on December 27, 2005 and March 31, 2006. Compensation expense relating to these options in the amount of $24,000 has been recorded in 2001 and is included in selling, general and administrative expense of the Company's statement of operations. As of December 31, 2001, none of these options have been exercised.

      Authorized Shares
      -----------------

      In June 1999, the Board of Directors of the Company approved a proposal to authorize the issuance of up to 5,000,000 shares of Preferred Stock.

      Stock Issuances
      ---------------

      In August 2000, the Company entered into an agreement with GRI in which they purchased $2.1 million of the Company's Series A Convertible Preferred Stock for $100.00 per share. The 21,000 shares of Convertible Preferred Stock carry a dividend of 7% per annum which is payable in

                        TurboChef Technologies, Inc.
                        Notes to Financial Statements
                       December 31, 2001, 2000 and 1999

      common shares upon conversion of the Convertible Preferred Stock into the Company's common stock. These securities will be converted into 512,467 shares of the Company's common stock on March 31, 2002.

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

      In April 2001 the Company raised $1,000,000 through the issuance of an 8% Non-Negotiable Promissory Note ("Note") due April 20, 2003 provided that upon the approval of the stockholders of the Company, which was obtained in August 2001, the entire outstanding principal amount of the Note was converted into the Company's Series C Convertible Preferred Stock (the "Convertible Preferred Stock"). These securities can be converted into 793,651 shares of common stock.

      In June 2001, the Company raised $500,000 through the sale of 625,000 shares of its $.01 per share par value common stock.

      In October 2001, the Company raised $500,000 through the sale of 250,000 shares of its $.01 per share par value common stock.

      In December 2001, the Company raised $4,800,000 through the sale of 1,049,823 shares of its $.01 per share par value common stock.

      Stock Warrants
      --------------

      In July 1999, the Company issued warrants to GRI, in accordance with a research and development agreement, to purchase 50,000 shares at $13.87 per share (the GRI Warrants). None of the GRI Warrants had been exercised as of December 31, 2001. The Company valued the warrants at $153,000 and is recorded in stockholders' equity in the accompanying financial statements.

      In March 2001, the Company issued investor warrants to purchase 1,000,000 shares of common stock at $1.20 per share, in connection to the sale of its Series B Convertible Preferred Stock. These warrants are exercisable in three equal annual installments, commencing one year from the date of issuance and expire in 2011. These warrants are valued at $380,000 and are recorded in stockholders' equity in the accompanying financial statements.

      In June 2001, the Company issued investor warrants to purchase an additional 312,500 shares of common stock at $1.00 per share, in connection with the sale of 625,000 shares of common stock. These warrants vest equally over three years. These warrants are valued at $158,000 and are recorded in stockholders' equity in the accompanying financial statements.

      In August 2001, the Company converted a $1,000,000 convertible note into its Series C Convertible Preferred Stock. A total of 396,825 warrants to purchase the Company's common stock at $1.51 per share were issued along with the preferred stock. These warrants vest equally over three years. These warrants are valued at $235,000 and are recorded in stockholders' equity in the accompanying financial statements.

                        TurboChef Technologies, Inc.
                        Notes to Financial Statements
                       December 31, 2001, 2000 and 1999

      In October 2001, the Company issued investor warrants to purchase an additional 250,000 shares of common stock at $2.25 per share, in connection to the sale of 250,000 shares of common stock. The warrants are exercisable immediately and expire in 2011. These warrants are valued at $489,000 and are recorded in stockholders' equity in the accompanying financial statements.

      In connection with the sale of 1,049,823 shares of common stock in December 2001, the Company issued warrants to purchase an additional 83,986 and 92,958 shares of common stock at $4.10 and $5.34 per share, respectively. The warrants are exercisable immediately and expire in 2006. These warrants are valued at $230,000 and are recorded in stockholders' equity in the accompanying financial statements.

11.   RELATED-PARTY TRANSACTIONS
      --------------------------

      The Company currently leases office space in New York at 660 Madison Avenue. This building is owned by a limited liability company controlled by Mr. Bruce Brickman. Mr. Brickman joined the Company's Board of Directors in March 2002. The Company paid approximately $185,000 in base rental charges during 2001 for this office space. The Company believes that, at the time of the lease, these were the prevailing market rates for similar office space in New York.

      In April 2001 the Company raised $1,000,000 through the issuance of an 8% Non-Negotiable Promissory Note ("Note") due April 20, 2003 from Don Gogel, a director of the Company. The entire outstanding principal amount of the Note was to be converted into preferred stock (the "Convertible Preferred Stock") of the Company upon the approval of the stockholders. This was approved by the stockholders of the Company in August 2001. In addition, the Company issued 396,825 warrants to purchase shares of its common stock. These warrants were valued at $190,000. The warrants have a term of 10 years at an exercise price of $1.51 per share. Each share of Convertible Preferred Stock has (i) a liquidation value of $100 per share, (ii) is entitled to a dividend of $8.00 per share, payable semi-annually in cash or in shares of the Common Stock at the then fair market value and are (iii) convertible into shares of Common Stock at a conversion price of $1.26. The unamortized discount of $190,000 was charged to interest expense.

      In June 2001, the Company raised $500,000 through the sale of 625,000 shares of its common stock to Mr. Jack Silver. Mr. Silver joined the Company as a member of its Board of Directors soon thereafter. Mr. Silver resigned in November 2001. In connection with this transaction, the Company issued warrants to purchase an additional 312,500 shares of common stock at $1.00 per share. The warrants are exercisable in three equal annual installments, commencing one year from the date of issuance and expire in 2011. These warrants were valued at $158,000.

      The Company has notes receivable with shareholders and directors (see
      Note 7).

12.   COMMITMENTS AND CONTINGENCIES
      -----------------------------

      Under the terms of a settlement agreement, the Company has agreed to pay Whitbread approximately $670,000 over a 24 month period, beginning in March 2002, in exchange for the termination of a three-year extended warranty agreement originally purchased by Whitbread in September 1999 (see Note 8). The Company has accrued for these payments in accrued warranty and upgrade costs.

      The Company is obligated under certain non-cancelable leases for office space and equipment, the majority of which have remaining terms of less than one year. Obligations for office space, which

                         TurboChef Technologies, Inc.
                         Notes to Financial Statements
                       December 31, 2001, 2000 and 1999

      extends beyond one year, are $364,000, $166,000 and $152,000 in 2002, 2003 and 2004, respectively.

      The Company, under its long-term agreement with GRI, is required to pay a defined percentage of the royalty the Company receives on the sale of its commercial products in North America and Europe to GRI. These payments terminate upon the cumulative payments to GRI of $4,000,000.

      In the second quarter of 2000, the Company established a manufacturing venture with the Shandong Xiaoya Group ("Xiaoya") in China in which Xiaoya was granted the exclusive manufacturing rights for the C-3 oven. In March 2002, the Company signed an agreement with Xiaoya to purchase approximately $14 million of C-3 cooking systems over the next 17 months. The Company currently does not have any firm orders or commitments for these units.

13.   LITIGATION
      ----------

      During the first quarter of 2001, the Company and Maytag filed a Notice of Claim of Arbitration, as provided for under the Commercial Cooking Appliance Project ("CCAP") and related commercial License Agreement between the parties. Maytag has claimed that the Company has breached the CCAP and related commercial License Agreement, and is seeking to recover damages of approximately $5.6 million. One of the Company's claims is that, as result of its termination of the commercial License Agreement, Maytag is required to pay to the Company the remaining balance of minimum royalties that are due of $5.25 million. In January, 2002 the Company amended its claims to seek injunctive relief and monetary damages resulting from alleged use of TurboChef's intellectual property. Although the Company believes that it will prevail on its claims, the outcome of the arbitration proceeding is uncertain. In any event, even if the Company was to receive the balance of the royalties it claims are owed to it, the termination of the Maytag agreements could have a material adverse affect on the Company's financial position and results of operations. Since the outcome of the arbitration proceeding is uncertain, no adjustments have been made to the financial statements.

14.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
      -------------------------------------------

      Unaudited quarterly financial information follows (in thousands except per share data):

                                                                                              Fiscal
2001                                  First         Second        Third      Fourth /(1)/      Year
----                                  -----         ------        -----      ------------     ------

Total revenues                      $      481    $      778     $     890    $    1,081     $    3,230
Gross profit                               184           406           349           699          1,638
Net loss                                (2,048)       (1,643)       (1,773)       (1,252)        (6,716)
Basic and diluted loss per share    $    (0.13)   $    (0.10)   $    (0.11)   $    (0.08)    $    (0.41)
Number of shares used in the
   computation of loss per share    15,728,423    15,858,918    16,395,918    16,829,794     16,206,808

2000
----

Total revenues                      $    2,237    $      502    $    2,706    $    2,401     $    7,846
Gross profit                             1,667            56           882         1,395          4,000
Net income (loss)                       (2,141)       (3,622)       (1,616)        3,647         (3,752)
Basic and diluted loss per share    $    (0.14)   $    (0.23)   $    (0.10)    $    0.23     $    (0.24)
Number of shares used in the

                         TurboChef Technologies, Inc.
                         Notes to Financial Statements
                       December 31, 2001, 2000 and 1999

computation of loss per share       15,220,802    15,728,423    15,728,423    15,728,423     15,602,211

      /(1)/ The decrease in revenues in the fourth quarter of 2001, as compared to the fourth quarter of 2000, is principally due to the recognition of revenue of $1,081 in 2001 from product sales compared to $1,500 of research and development fees and $472 of product royalties in December 2000. The Company's net income decreased in the fourth quarter of 2001 is due to a gain recognized on the sale of marketable securities of $5,022 in November 2000. This was partially offset due to an increase in product sales of $664 in the fourth quarter of 2001, as compared to the fourth quarter of 2000.

15.   GEOGRAPHIC SEGMENT INFORMATION (UNAUDITED)
      ------------------------------------------

      The Company currently derives primarily all its Product Revenues from one product, according to the following geographic segments:

    REGION           2001          2000          1999
    ------           ----          ----          ----

North America     $   946,000   $      -0-    $   521,000
United Kingdom      1,986,000     2,937,000     2,810,000
Europe and Asia       298,000       132,000        60,000
                  -----------   -----------   -----------
       Totals     $ 3,230,000   $ 3,069,000   $ 3,391,000
                  ===========   ===========   ===========