Form 10-Q
period 2002-03-31
TURBOCHEF TECHNOLOGIES INC
filed 2002-05-15
CIK 916545

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------
                                    Form 10-Q

           (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Quarter ended March 31, 2002

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

     Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

                                                   Number of Shares Outstanding
     Title of Each Class                                  at May 3, 2002
     -------------------                                  --------------
Common Stock, $0.01 Par Value                                18,952,346

================================================================================

                          TURBOCHEF TECHNOLOGIES, INC.
                                TABLE OF CONTENTS

Form 10-Q Item                                                                            Page
--------------                                                                            ----

Part I. Financial Information

     Item 1. Financial Statements

             Condensed Balance Sheets as of March 31, 2002 (unaudited) and
             December 31, 2001. ........................................................... 3

             Unaudited Interim Condensed Statements of Operations for the
             three months ended March 31, 2002 and 2001. .................................. 4

             Unaudited Interim Condensed Statements of Cash Flows for the
             three months ended March 31, 2002 and 2001. .................................. 5

             Notes to the Interim Condensed Financial Statements (unaudited) .............. 6

     Item 2. Management's Discussion and Analysis of Financial Condition

             and Results of Operations .................................................... 9

     Item 3. Quantitative and Qualitative Disclosures about Market Risk ................... 13

Part II. Other Information

     Item 1. Legal Proceedings ............................................................ 13

     Item 2. Changes in Securities and Use of Proceeds. ................................... 14

     Item 3. Defaults Upon Senior Securities .............................................. 14

     Item 4. Submission of Matters to a Vote of Security Holders .......................... 14

     Item 5. Other Information ............................................................ 14

     Item 6. Exhibits and Reports on Form 8-K ............................................. 14

             Signatures ................................................................... 15

                          TurboChef Technologies, Inc.
                                 Balance Sheets
                   (Amounts in Thousands, Except Share Data)

                                                                               March 31,        December 31,
                                                                               ---------        ------------
                                                                                 2002               2001
                                                                                 ----               ----
                                                                              (Unaudited)
                                                                              -----------
                                   Assets
                                   ------

Current assets:
  Cash and cash equivalents                                                   $      1,715      $      4,498
  Accounts receivable net of allowance for doubtful accounts
    of $70 at March 31, 2002 and December 31, 2001, respectively                     2,495               979

    Accounts receivable - other                                                        735               735
  Inventory                                                                          2,176             1,857
  Prepaid expenses                                                                      92                61
                                                                              ------------      ------------
                               Total current assets                                  7,213             8,130
                                                                              ------------      ------------

Property and equipment, net                                                            306               380

Other assets                                                                           155               162
                                                                              ------------      ------------
                               Total assets                                   $      7,674      $      8,672
                                                                              ============      ============

                    Liabilities and Stockholders' Equity
                    ------------------------------------

Current liabilities:
  Accounts payable                                                                    $437              $373
  Accounts payable - other                                                           1,390             1,390
  Accrued expenses                                                                     464               517
  Notes payable                                                                        517               327
  Accrued upgrade and warranty costs                                                   936             1,038
                                                                              ------------      ------------
                               Total current liabilities                             3,744             3,645

Commitments and contingencies [Notes 2 and 3]

Stockholders' equity:
  Preferred stock, $1.00 par value and $100.00 stated value.
    Authorized 5,000,000 shares.  30,000 and 51,000 issued at
    March 31, 2002 and December 31, 2001, respectively                               2,430             4,530
  Common stock, $.01 par value. Authorized 50,000,000 shares.
  Issued 18,952,346 and 18,418,213 shares at
  March 31, 2002 and December 31, 2001, respectively                                   190               184
  Additional paid-in capital                                                        45,979            43,628
  Accumulated deficit                                                              (41,788)          (40,458)
  Notes receivable for stock issuances                                              (2,430)           (2,406)
  Treasury stock - at cost 32,130 shares in 2001 and 2000                             (451)             (451)
                                                                              ------------      ------------
                               Total stockholders' equity                            3,930             5,027
                                                                              ------------      ------------

                               Total liabilities and stockholders' equity     $      7,674      $      8,672
                                                                              ============      ============

The accompanying notes are an integral part of these financial statements.

                          TurboChef Technologies, Inc.
              Unaudited Interim Condensed Statements of Operations
                   (Amounts in Thousands, Except Share Data)

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                         2002            2001
                                                                         ----            ----

Revenues:
  Product sales                                                       $     1,829     $       481
                                                                      -----------     -----------
                      Total revenues                                        1,829             481
                                                                      -----------     -----------


Costs and expenses:
  Cost of goods sold                                                          999             297
  Research and development expenses                                           168             395
  Selling, general and administrative expenses                              1,941           1,428
                                                                      -----------     -----------
                      Total costs and expenses                              3,108           2,120
                                                                      -----------     -----------

                      Operating loss                                       (1,279)         (1,639)
                                                                      -----------     -----------

Other income (expense):
  Interest income                                                              43              41
  Interest expense                                                             (2)              -
  Other income (expense)                                                        3             (27)
                                                                      -----------     -----------
                                                                               44              14
                                                                      -----------     -----------

                      Net loss                                        $    (1,235)    $    (1,625)
                                                                      ===========     ===========

Preferred stock dividends                                                      95              43
Beneficial conversion of Series B preferred stock                               -             380
                                                                      -----------     -----------
  Net loss applicable to common stockholders                          $    (1,330)    $    (2,048)
                                                                      ===========     ===========

Loss per common share - basic and diluted                             $     (0.07)    $     (0.13)
                                                                      ===========     ===========

 Weighted average number of common
   shares outstanding - basic and diluted                              18,442,666      15,728,423
                                                                      ===========     ===========


The accompanying notes are an integral part of these financial statements.

                          TurboChef Technologies, Inc.
              Unaudited Interim Condensed Statements of Cash Flows
                             (Amounts in Thousands)

                                                                               Three Months Ended March 31,
                                                                                 2002                2001
                                                                                 ----                ----
Cash flows from operating activities:
  Net loss                                                                     $(1,235)            $(1,625)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Depreciation and amortization                                                    138                  85
  Non-cash interest on notes receivable from employees and directors               (32)                (33)
  Non-cash compensation expense                                                     12                  47
    Changes in operating assets and liabilities:
      Accounts receivable                                                       (1,516)                297
      Inventories                                                                 (365)                (10)
      Prepaid expenses and other assets                                            (31)                150
      Accounts payable                                                              64                (338)
      Accrued expenses                                                             175                  23
                                                                               -------             -------
      Net cash used in operating activities                                     (2,790)             (1,404)
                                                                               -------             -------

Cash flows from investing activities:
Purchase of equipment and leasehold improvements                                   (11)                (26)
                                                                               -------             -------
      Net cash used in investing activities                                        (11)                (26)
                                                                               -------             -------

Cash flows from financing activities:
  Proceeds for the sale of preferred stock                                           -               2,000
  Payment of broker commission on the sale of common stock                         (25)                  -
  Repayments of notes receivable from employees                                      8                   -
  Proceeds from the exercise of stock options                                       35                   -
                                                                               -------             -------
      Net cash provided by financing activities                                     18               2,000
                                                                               -------             -------

Net increase (decrease) in cash and cash equivalents                            (2,783)                570
Cash and cash equivalents at beginning of period                                 4,498               1,417
                                                                               -------             -------
Cash and cash equivalents at end of period                                     $ 1,715             $ 1,987
                                                                               =======             =======

Supplemental disclosures of noncash activities:
  Noncash financing activity - accrued preferred
    stock dividend                                                             $    95             $    43
                                                                               =======             =======
  Noncash financing activity - payment of preferred stock dividends
    through the issuance of common stock                                       $   147             $     -
                                                                               =======             =======
  Noncash financing activity - conversion
    of preferred stock                                                         $ 2,100             $     -
                                                                               =======             =======
  Noncash financing activity - beneficial conversion
    of preferred stock                                                         $     -             $   380
                                                                               =======             =======

The accompanying notes are an integral part of these financial statements.

                          TURBOCHEF TECHNOLOGIES, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)
                                 March 31, 2002

1)   Basis of Presentation
     ---------------------

TurboChef Technologies, Inc. ("TurboChef" or "the Company") was incorporated on April 3, 1991. The Company is engaged primarily in designing, developing and marketing its proprietary rapid cook technologies. TurboChef's proprietary rapid cook oven, which requires no ventilation, employs a combination of high speed forced air and microwave energy to "cook-to-order" a variety of food products at faster speeds and to quality standards comparable, and in many instances superior to, other conventional commercial and residential ovens currently available.

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

     The financial statements of the Company as of March 31, 2002 and 2001, included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and have not been audited by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The December 31, 2001 balance sheet was derived from audited financial statements and notes included in the Company's Annual Report on Form 10-K for the year ending December 31, 2001, but does not include all disclosures required by GAAP. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the aforementioned Form 10-K. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

     Certain amounts in prior period's financial statements have been reclassified to conform to current year presentation.

     Basic net loss per common share is based on 18,442,666 and 15,728,423 weighted average shares outstanding for the three months ended March 31, 2002 and 2001, respectively. For the three months ended March 31, 2002 and 2001, the Company did not report any incremental shares of potentially dilutive stock, as their effect was anti-dilutive.

2)   Liquidity
     ---------

     TurboChef's capital requirements in connection with its product and technology development and marketing efforts have been and will continue to be significant. Additional capital will be required to operate and expand the Company's operations. Since its inception, the Company has incurred significant operating losses and has been substantially dependent on loans and capital contributions from its principal stockholders and proceeds from the sale of its securities. Furthermore, the Company will continue to be dependent on outside sources of financing for the foreseeable future to fund its working capital needs. The Company anticipates that it may need to raise additional capital by the fourth quarter of 2002. No assurances can be made that the Company will generate the necessary sales from its rapid cook ovens or from the proceeds from the sales of its securities or other financing sources to generate the necessary working capital. As a result of these conditions, the independent certified public accountant's report on the Company's financial statements for the year ended December 31, 2001 contains an explanatory paragraph regarding the Company's ability to continue as a going concern.

     The Company has, and will continue to hold inventory, due to its long manufacturing cycle. As of March 31, 2002, the Company held $1,179,000 of finished goods inventory (ovens), $47,000 of demonstration inventory (ovens used for customer demonstrations, tests and pilot programs) and $950,000 of parts inventory (used for manufacturing and service). The Company will offer demonstration inventory free of charge or at reduced prices to certain potentially large customers, who wish to test and evaluate an oven prior to purchase. Should sales fail to materialize, or materialize at slower rates than currently anticipated by the Company, additional working capital will be required to cover the carrying costs of component parts and purchase completed ovens. No assurances can be made that the Company will generate the necessary sales of its ovens or from the proceeds from the sales of its securities or other financing sources to generate the necessary working capital.

     In March 2002, the Company agreed to purchase from the Shandong Xiaoya Group ("Xiaoya") approximately $14 million of C-3 ovens over a seventeen month period. In addition, in connection with the manufacturing agreement the Company will be required to use working capital to purchase certain component parts that will be supplied to Xiaoya for use in the ovens. Although the Company entered into the agreement with Xiaoya in anticipation that its sales of C-3 ovens will increase from current levels, there can be no such assurance that any sales will materialize. The Company does not currently have a significant number of purchase orders or firm commitments to purchase ovens in the future. The Company is currently exploring alternative sources of financing for its inventory and receivables. No assurances can be made that the Company will be successful in developing any of these sources or that any terms that may be offered will be acceptable to the Company.

     In February 2002, the Company and Whitbread Group PLC ("Whitbread") entered into an agreement to terminate an extended warranty originally purchased by Whitbread, from the Company, in September 1999. Under the new agreement, TurboChef is required to pay Whitbread (pound)460,000 (approximately $670,000) plus VAT over a 24 month period, beginning in March 2002. In return, Whitbread will release TurboChef from its obligation to continue its warranty on 260 older model ovens. On signing the agreement, TurboChef will make an initial payment to Whitbread of (pound)50,000 (approximately $72,000) plus VAT and thereafter pay (pound)15,000 (approximately $22,000) plus VAT a month for the next 24 months, with a final payment of (pound)50,000 plus VAT due the final month.

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

3)   Long-Term Contracts
     -------------------

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

     In February 2002, the Company and Whitbread entered into an agreement to terminate an extended warranty originally purchased in September, 1999. Under the new agreement, TurboChef is required to pay Whitbread (pound)460,000 (approximately $670,000) plus VAT over a 24 month period, beginning in March 2002. In return, Whitbread will release TurboChef from its obligation to continue its warranty on 260 older model ovens.

4)   Stockholders' Equity
     --------------------

     On March 31, 2002, the holder of all of the Company's Series A Convertible Preferred Stock converted all of its shares, plus accrued and unpaid dividends, into 512,467 of the Company's Common Stock. The issuance of these shares of common stock were made pursuant to an exemption from the registration requirements of the Securities Act of 1933, set forth in Section 3(a)(9) of such act.

5)   Authoritative Pronouncements
     ----------------------------

     In June 2001, respectively, the Financial Accounting Standards Board issued FASB Statement No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective for years beginning after December 31, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

     Effective January 1, 2002, the Company adopted the new rules on accounting for goodwill and other intangible assets. The Company does not believe that the adoption of these statements will have a material effect on the Company's financial statements.

     In June 2001 and August 2001, respectively, the Financial Accounting Standards Board finalized FASB Statement No. 143, Accounting for Asset Retirement Obligations (SFAS 143) and Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).

     SFAS 143 requires that the fair value for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made, and that the carrying amount of the asset, including capitalized asset retirement costs, be tested for impairment. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe this statement will have a material effect on the Company's financial position or results of operations.

     SFAS 144 prescribes financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and specifies when to test a long-lived asset for recoverability. Effective January 1, 2002, the Company adopted this new rule. Management has determined that this will not have a material effect on the Company's financial position or results of operations.

Item 2:   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

Forward-Looking Statements

     Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of TurboChef Technologies, Inc. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the ability to obtain additional financing necessary to continue operations; the uncertainty of consumer acceptance of new products or technologies that may be offered by TurboChef; the need to hire and retain key personnel; relationships with and dependence on third-party equipment manufacturers and suppliers; uncertainties relating to business and economic conditions in markets in which TurboChef operates; uncertainties relating to customer plans and commitments; potential performance issues with suppliers; the highly competitive environment in which TurboChef operates; potential entry of new, well-capitalized competitors into the markets served by TurboChef; uncertainties inherent in international sales including foreign currency fluctuations; uncertainty regarding strategic relationships and alliances and the ability to protect TurboChef's proprietary information. The words "believe," "expect," "anticipate," "intend," and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date of the statement was made. TurboChef undertakes no obligation to update any forward-looking statement.

General

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations, financial condition and liquidity. The discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

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

     The Company currently sells its C-3 oven through a direct sales force in North America, the United Kingdom, Europe and Asia. Until May 2001, the Company's C-3 ovens were marketed in the United States through Maytag Corporation ("Maytag") and its subsidiary, G. S. Blodgett, pursuant to the terms of a series of agreements in which the Company granted them the exclusive right to sell its C-3 ovens in North America. Under the agreements the Company retained the right to sell directly outside of North America, with the exception of selling to U.S. based customers overseas. In the first quarter of 2001, the Company and Maytag entered into arbitration with respect to certain disputes under the agreements which arbitration is pending (see Part II, Item 1 - Legal Proceedings). In May 2001, the Company regained from Maytag and Blodgett the right to sell its C-3 ovens products directly in the United States and began building its own sales force to make direct oven sales.

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

Results of Operations for the Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

     Revenues for the quarter ended March 31, 2002 were $1,829,000, compared to revenues of $481,000 for the quarter ended March 31, 2001. This increase is primarily attributable to an increase in the number of C-3 ovens sold during the period. There were no research and development or royalty revenues in the first quarter of 2002 or 2001.

     Cost of sales for the quarter ended March 31, 2002 were $999,000 compared to $297,000 for cost of sales in the quarter ended March 31, 2001. The increase is principally due to an increase in the number of C-3 ovens sold during the recent quarter.

     Gross profit on product sales for the quarter ended March 31, 2002 increased $646,000 to $830,000, when compared to gross profit on product sales of $184,000 during the quarter ended March 31, 2001. This increase is due primarily to a greater number of C-3 ovens sold and a lower manufacturing cost of ovens sold in the first quarter of 2002. In the first quarter of 2002, the Company sold ovens manufactured by Xiaoya at a lower cost than the ovens produced by the previous manufacturer.

     Research and development expenses for the quarter ended March 31, 2002 decreased $227,000, to $168,000, as compared to $395,000 for the quarter ended March 31, 2001. The decrease in research and development expense principally relates to a reduction in payroll and related expenses of $165,000 and expenses relating to the retrofitting of early production ovens totaling $39,000.

     Selling, general and administrative expenses for the quarter ended March 31, 2002 increased $513,000, to $1,941,000 from comparable expenses of $1,428,000 for the quarter ended March 31, 2001. The increase is primarily due to increase in general administrative costs, which included additional salaries of $374,000 and other sales and marketing expenses of $398,000. These increases were principally due to the Company's continued expansion of sales and marketing departments after Maytag terminated the commercial License Agreement (see Part II, Item 1 - Legal Proceedings) in the first quarter of 2001.

     Other income was $44,000 for the quarter ended March 31, 2002, compared to $14,000 for the quarter ended March 31, 2001. The increase in other income is attributable to the elimination of non-cash compensation charges associated with non-employee stock options.

Liquidity and Capital Resources

     TurboChef's capital requirements in connection with its product and technology development and marketing efforts have been and will continue to be significant. Additional capital will be required to operate and expand the Company's operations. Since its inception, the Company has incurred significant operating losses and has been substantially dependent on loans and capital contributions from its principal stockholders and proceeds from the sale of its securities. Furthermore, the Company will continue to be dependent on outside sources of financing for the foreseeable future to fund its working capital needs. The Company anticipates that it may need to raise additional capital by the fourth quarter of 2002. No assurances can be made that the Company will generate the necessary sales from its rapid cook ovens or from the proceeds from the sales of its securities or other financing sources to generate the necessary working capital. As a result of these conditions, the independent certified public accountant's report on the Company's financial statements for the year ended December 31, 2001 contains an explanatory paragraph regarding the Company's ability to continue as a going concern.

     The Company has, and will continue to hold inventory, due to its long manufacturing cycle. As of March 31, 2002, the Company held $1,179,000 of finished goods inventory (ovens), $47,000 of demonstration inventory (ovens used for customer demonstrations, tests and pilot programs) and $950,000 of parts inventory (used for manufacturing and service). The Company will offer demonstration inventory free of charge or at reduced prices to certain potentially large customers, who wish to test and evaluate an oven prior to purchase. Should sales fail to materialize, or materialize at slower rates than currently anticipated by the Company, additional working capital will be required to cover the carrying costs of component parts and purchase completed ovens. No assurances can be made that the Company will generate the necessary sales of its ovens or from the proceeds from the sales of its securities or other financing sources to generate the necessary working capital.

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

     In February 2002, the Company and Whitbread entered into an agreement to terminate an extended warranty originally purchased in September, 1999. Under the new agreement, TurboChef is required to pay Whitbread(pound)460,000 (approximately $670,000) plus VAT over a 24 month period, beginning in March 2002. In return, Whitbread will release TurboChef from its obligation to continue its warranty on 260 older model ovens. On signing the agreement, TurboChef will make an initial payment to Whitbread of(pound)50,000 (approximately $72,000) plus VAT and thereafter pay(pound)15,000 (approximately $22,000) plus VAT a month for the next 24 months, with a final payment of (pound)50,000 plus VAT due the final month.

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

     At March 31, 2002, the Company had working capital of $3,469,000 as compared to working capital of $4,485,000 at December 31, 2001. The $1,016,000 working capital decrease resulted primarily from operating losses incurred during the first quarter of 2002.

     Cash used in operating activities was $2,790,000 for the three months ended March 31, 2002, as compared to cash used in operating activities of $1,404,000 for the three months ended March 31, 2001. The net loss of $1,235,000, for the three months ended March 31, 2002, included $118,000 of non-cash charges (depreciation, amortization, non-cash interest and non-cash compensation expenses), as compared to $99,000 for the three months ended March 31, 2001. Net cash used in operating activities for the three months ended March 31, 2002 was negatively impacted by increases in accounts receivable of $1,516,000 and inventory of $365,000. These operating cash requirements were partially offset by increases in accounts payable and accrued expenses of $64,000 and $175,000, respectively.

     Cash used in investing activities for the three months ended March 31, 2002, was $11,000, compared to $26,000 for the three months ended March 31, 2001. The uses of cash were entirely made up of capital equipment purchases during the periods. The Company anticipates an increase in capital expenditures to approximately $200,000 during fiscal 2002, in order to build its global sales and marketing infrastructure.

     Cash provided by financing activities for the three months ended March 31, 2002 was $18,000 compared to $2,000,000 for the three months ended March 31, 2001. During the first three months of 2001, the Company raised $2,000,000 from the sale of its Series B convertible preferred.

     At March 31, 2002, the Company had cash and cash equivalents of $1,715,000, compared to cash and cash equivalents of $1,987,000 at March 31, 2001.

Item 3:   Quantitative and Qualitative Disclosures about Market Risk
          ----------------------------------------------------------

     Approximately 33% of the Company's revenues in the first quarter of 2002 were derived from sales outside of the United States, and its territories. These sales and related accounts receivable, the salaries of employees located outside of the United States and approximately 20% of selling, general and administrative expenses are denominated in foreign currencies, including British pounds and the Euro. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the US dollar.

     As of March 31, 2002, the Company does not have any assets or liabilities that have the potential for market risk that would affect the operating results or cash flow of the Company and is not engaged in any hedging activity.

Part II.  Other Information

Item 1:   Legal Proceedings
          -----------------

     During the first quarter of 2001, the Company and Maytag filed a Notice of Claim of Arbitration, as provided for under the Commercial Cooking Appliance Project Agreement ("CCAP") and related commercial License Agreement between the parties. Maytag has claimed that the Company has breached the CCAP and related commercial License Agreement, and is seeking to recover damages of approximately $5.6 million. One of the Company's claims is that, as a result of Maytag's termination of the commercial License Agreement, Maytag is required to pay to the Company the remaining balance of minimum royalties that are due of $5.25 million. In January 2002, the Company amended its claims seeking injunctive relief and monetary damages resulting from Maytag's alleged use of TurboChef's intellectual property. In the amended complaint the Company also seeks damages for Maytag's alleged non-performance under a series of contracts entered into between Maytag and TurboChef involving the development of commercial and residential ovens utilizing TurboChef's rapid cook technology. Although the Company believes that it will prevail on its claims, the outcome of the arbitration proceeding is uncertain. In any event, even if the Company was to receive the balance of the royalties it claims are owed to it, the termination of the Maytag agreements could have a material adverse affect on the Company's financial position and results of operations. Since the outcome of the arbitration proceeding is uncertain, no adjustments have been made to the financial statements.

Item 2:   Changes in Securities and Use of Proceeds.
          -----------------------------------------

          On March 31, 2002, the holder of all of the Company's Series A Convertible Preferred Stock converted all of its shares, plus accrued and unpaid dividends, into 512,467 of the Company's Common Stock. The issuance of these shares of common stock were made pursuant to an exemption from the registration requirements of the Securities Act of 1933, set forth in Section 3 (a)(9) of such act.

Item 3:   Defaults Upon Senior Securities
          -------------------------------

               None

Item 4:   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

               None

Item 5:   Other Information
          -----------------

               None

Item 6:   Exhibits and Reports on Form 8-K
          --------------------------------

               (a)  Exhibits

                    3.1 Amendment to Certificate of Incorporation-Certificate of Designation of Series C Convertible Preferred Stock

               (b)  Reports on Form 8-K

                    In January 2002, the Company filed a Form 8-K to report under Item 5 and 7 relating to the issuance of a press release concerning the Company's consummation of a private placement of its securities.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    TURBOCHEF TECHNOLOGIES, INC.

                                                    By: /s/ Stuart L. Silpe
                                                    ----------------------------
                                                    Stuart L. Silpe
                                                    Chief Financial Officer
                                                    (Duly Authorized Officer and
                                                    Principal Financial Officer)


Dated May 13, 2002