Form 10-Q
period 2002-06-30
TURBOCHEF TECHNOLOGIES INC
filed 2002-08-14
CIK 916545

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

         (Mark One)
         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Quarter ended June 30, 2002
                                       OR
         [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

      Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

                                             Number of Shares Outstanding
           Title of Each Class                    At August 9, 2002
           -------------------               ----------------------------
      Common Stock, $0.01 Par Value                   19,057,193

================================================================================

                          TURBOCHEF TECHNOLOGIES, INC.
                                TABLE OF CONTENTS

FORM 10-Q ITEM                                                                                    PAGE
                                                                                                  ----
PART I.   FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Condensed Balance Sheets as of June 30, 2002 (unaudited) and
                    December 31, 2001..............................................................3

                    Unaudited Interim Condensed Statements of Operations for the
                    three and six months ended June 30, 2002 and 2001..............................4

                    Unaudited Interim Condensed Statements of Cash Flows for the
                    six months ended June 30, 2002 and 2001........................................5

                    Notes to the Interim Condensed Financial Statements (unaudited)................6

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations......................................................10

         Item 3.    Quantitative and Qualitative Disclosures about Market Risk.....................15

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings..............................................................16

         Item 2.    Changes in Securities and Use of Proceeds......................................17

         Item 3.    Defaults Upon Senior Securities................................................17

         Item 4.    Submission of Matters to a Vote of Security Holders............................17

         Item 5.    Other Information..............................................................17

         Item 6.    Exhibits and Reports on Form 8-K...............................................17

                    Signatures.....................................................................18

                          TurboChef Technologies, Inc.
                                 Balance Sheets
                    (Amounts in Thousands, Except Share Data)

                                                                                        June 30,        December 31,
                                                                                          2002              2001
                                                                                     -------------   -----------------
                                                                                      (Unaudited)
                                                                                     -------------
                                      Assets
Current assets:
  Cash and cash equivalents                                                          $         692   $           4,498
  Accounts receivable net of allowance for doubtful accounts of
   $69 and $70 at June 30, 2002 and December 31, 2001, respectively                          1,716                 979

  Accounts receivable - other                                                                  735                 735
  Inventory                                                                                  2,616               1,857
  Prepaid expenses                                                                               -                  61
                                                                                     -------------   -----------------
                       Total current assets                                                  5,759               8,130
                                                                                     -------------   -----------------

  Property and equipment, net                                                                  251                 380

  Other assets                                                                                 148                 162
                                                                                     -------------   -----------------
                       Total assets                                                  $       6,158   $           8,672
                                                                                     =============   =================

                       Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                                   $         934   $             373
  Accounts payable - other                                                                   1,390               1,390
  Accrued expenses                                                                             497                 517
  Notes payable                                                                                327                 327
  Accrued upgrade and warranty costs                                                           801               1,038
                                                                                     -------------   -----------------
                       Total current liabilities                                             3,949               3,645

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1.00 par value and $100.00 stated value.
   Authorized 5,000,000 shares.  30,000 and 51,000 issued at
   June 30, 2002 and December 31, 2001, respectively                                         2,430               4,530
  Common stock, $.01 par value. Authorized 50,000,000 shares.
   Issued 19,057,193 and 18,418,213 shares at
   June 30, 2002 and December 31, 2001, respectively                                           191                 184
  Additional paid-in capital                                                                46,106              43,628
  Accumulated deficit                                                                      (43,604)            (40,458)
  Notes receivable for stock issuances                                                      (2,463)             (2,406)
  Treasury stock - at cost 32,130 shares in 2001 and 2000                                     (451)               (451)
                                                                                     -------------   -----------------
                       Total stockholders' equity                                            2,209               5,027
                                                                                     -------------   -----------------

                       Total liabilities and stockholders' equity                    $       6,158   $           8,672
                                                                                     =============   =================

----------
The accompanying notes are an integral part of these financial statements.

                          TurboChef Technologies, Inc.
              Unaudited Interim Condensed Statements of Operations
                    (Amounts in Thousands, Except Share Data)

                                                              Three Months                    Six Months
                                                             Ended June 30,                 Ended June 30,
                                                     -----------------------------   -----------------------------
                                                         2002             2001           2002             2001
                                                     ------------     ------------   ------------     ------------
Revenues:
 Product sales                                       $        905     $        778   $      2,734     $      1,259
                                                     ------------     ------------   ------------     ------------
                      Total revenues                          905              778          2,734            1,259
                                                     ------------     ------------   ------------     ------------

Costs and expenses:
 Cost of goods sold                                           414              372          1,413              669
 Research and development expenses                            142              281            310              689
 Selling, general and administrative expenses               2,106            1,412          4,077            2,841
                                                     ------------     ------------   ------------     ------------
                      Total costs and expenses              2,602            2,065          5,800            4,199
                                                     ------------     ------------   ------------     ------------

                      Operating loss                       (1,787)          (1,287)        (3,066)          (2,940)
                                                     ------------     ------------   ------------     ------------

Other income (expense):
 Interest income                                               36               21             79               62
 Interest expense                                             (24)               -            (26)               -
 Other income (expense)                                        (1)              39              2               12
                                                     ------------     ------------   ------------     ------------
                                                               11               60             55               74
                                                     ------------     ------------   ------------     ------------

                      Net loss                       $     (1,706)    $     (1,227)  $     (3,011)    $     (2,866)
                                                     ============     ============   ============     ============

Preferred stock dividends                                      60               36            155               43
Beneficial conversion of Series B preferred stock               -              380              -              380
                                                     ------------     ------------   ------------     ------------
 Net loss applicable to common stockholders          $     (1,836)    $     (1,643)  $     (3,166)    $     (3,289)
                                                     ============     ============   ============     ============

Loss per common share - basic and diluted            $      (0.10)    $      (0.10)  $      (0.17)    $      (0.21)
                                                     ============     ============   ============     ============

 Weighted average number of common
  shares outstanding - basic and diluted               19,046,644       15,858,918     18,746,323       15,794,031
                                                     ============     ============   ============     ============

The accompanying notes are an integral part of these financial statements.

                          TurboChef Technologies, Inc.
              Unaudited Interim Condensed Statements of Cash Flows
                             (Amounts in Thousands)

                                                                         Six Months Ended June 30,
                                                                           2002             2001
                                                                      --------------    ------------
Cash flows from operating activities:
 Net loss                                                             $       (3,011)   $     (2,866)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
 Depreciation and amortization                                                   274             170
 Non-cash interest on notes receivable from employees and directors              (65)            (34)
 Non-cash compensation expense                                                    24            (111)
     Changes in operating assets and liabilities:
        Accounts receivable                                                     (737)            533
        Inventories                                                             (850)            (87)
        Prepaid expenses and other assets                                         61             309
        Accounts payable                                                         657          (1,180)
        Accrued expenses                                                        (150)            (13)
                                                                      --------------    ------------
               Net cash used in operating activities                          (3,797)         (3,279)
                                                                      --------------    ------------

Cash flows from investing activities:
 Purchase of equipment and leasehold improvements                                (40)            (36)
                                                                      --------------    ------------
               Net cash used in investing activities                             (40)            (36)
                                                                      --------------    ------------

Cash flows from financing activities:
 Proceeds for the sale of preferred stock                                          -           2,000
 Proceeds for the sale of common stock                                             -             500
 Proceeds for the issuance of a convertible note                                   -           1,000
 Payment of broker commission on the sale of common stock                        (25)              -
 Repayments of notes receivable from employees                                     8               -
 Proceeds from the exercise of stock options                                      48               -
                                                                      --------------    ------------
               Net cash provided by financing activities                          31           3,500
                                                                      --------------    ------------

Net increase (decrease) in cash and cash equivalents                          (3,806)            185
Cash and cash equivalents at beginning of period                               4,498           1,417
                                                                      --------------    ------------
Cash and cash equivalents at end of period                            $          692    $      1,602
                                                                      ==============    ============

Supplemental disclosures of noncash activities:
 Noncash financing activity - accrued preferred
  stock dividend                                                      $          155    $         43
                                                                      ==============    ============
 Preferred stock dividends through the issuance of common stock       $          363    $          -
                                                                      ==============    ============
 Conversion of preferred stock                                        $        2,100    $          -
                                                                      ==============    ============
 Beneficial conversion of preferred stock                             $            -    $        380
                                                                      ==============    ============

The accompanying notes are an integral part of these financial statements.

                          TURBOCHEF TECHNOLOGIES, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)
                                  June 30, 2002

1)   Basis of Presentation

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

     The Company's commercial oven employs the Company's proprietary cooking technologies to quickly, efficiently and evenly transfer, disperse and control the heat used in the cooking process. In addition, because of the TurboChef oven's moisture retention, browning, crisping and toasting capabilities, the Company believes that the characteristics of most food items cooked in a TurboChef oven (including their flavor, texture and appearance) are superior in quality to those achieved using most other cooking methods.

     Management believes that the Company operates in one primary business segment.

     The financial statements of the Company as of June 30, 2002 and 2001, included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and have not been audited by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The December 31, 2001 balance sheet was derived from audited financial statements and notes included in the Company's Annual Report on Form 10-K for the year ending December 31, 2001, but does not include all disclosures required by GAAP. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the aforementioned Form 10-K. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

     Certain amounts in prior period's financial statements have been reclassified to conform to current year presentation.

     Basic net loss per common share is based on 19,046,644 and 15,858,918 weighted average shares outstanding for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001 basic net loss per common share is based on 18,746,323 and 15,794,031 weighted average shares outstanding, respectively. For the three and six months ended June 30, 2002 and 2001, the Company did not report any incremental shares of potentially dilutive stock, as their effect was anti-dilutive.

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

     The Company has, and will continue to hold inventory, due to its long manufacturing cycle. As of June 30, 2002, the Company held $1,478,000 of finished goods inventory (ovens), $61,000 of demonstration inventory (ovens used for customer demonstrations, tests and pilot programs) and $1,077,000 of parts inventory (used for manufacturing and service). The Company will offer demonstration inventory free of charge or at reduced prices to certain potentially large customers, who wish to test and evaluate an oven prior to purchase. Should sales fail to materialize, or materialize at slower rates than currently anticipated by the Company, additional working capital will be required to cover the carrying costs of component parts and purchase completed ovens. No assurances can be made that the Company will generate the necessary sales of its ovens or from the proceeds from the sales of its securities or other financing sources to generate the necessary working capital.

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

     In February 2002, the Company and Whitbread Group PLC ("Whitbread") entered into an agreement to terminate an extended warranty originally purchased by Whitbread, from the Company, in September 1999. Under the new agreement, TurboChef is required to pay Whitbread (pound)460,000 (approximately $670,000) plus VAT over a 24 month period, beginning in March 2002. In return, Whitbread will release TurboChef from its obligation to continue its warranty on 260 older model ovens. On signing the agreement, TurboChef made an initial payment to Whitbread of (pound)50,000 (approximately $72,000) plus VAT and thereafter has agreed to pay (pound)15,000 (approximately $22,000) plus VAT a month for the next 24 months, with a final payment of (pound)50,000 plus VAT due the final month.

     The Company continues to expand its direct sales efforts and estimates that approximately $150,000 per month in operating costs has been added since December 31, 2001. In addition, additional working capital will be required should the Company pursue the development, manufacturing and marketing of a residential oven. The Company does not currently anticipate any significant increases in lease payments or any other long-term fixed obligations from current levels during the remainder of fiscal 2002.

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

3)   Long-Term Contracts

     In March 2002, the Company agreed to purchase from Xiaoya approximately $14 million of C-3 ovens over a seventeen month period. Although the Company entered into the agreement with Xiaoya in anticipation that its sales of C-3 ovens will increase from then current levels, there can be no such assurance that any sales will materialize. The Company does not currently have a significant number of purchase orders or firm commitments to purchase ovens in the future.

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

4)   Authoritative Pronouncements

     In June 2001, respectively, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective for years beginning after December 31, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

     Effective January 1, 2002, the Company adopted the new rules on accounting for goodwill and other intangible assets. The Company did not recognize goodwill amortization in prior periods. The company also evaluated its other intangible assets and concluded that no additional adjustments were needed to reduce the book value of these assets. The Company will continue to evaluate these assets on a quarterly basis and make any and all required adjustments.

     In June 2001 and August 2001, respectively, FASB finalized Statement No. 143, Accounting for Asset Retirement Obligations (SFAS 143) and Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).

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

     In April 2002, FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any effect on the Company's consolidated financial statements.

     On June 20, 2002, the FASBs Emerging Issues Task Force (EITF) reached a partial consensus on Issue No. 02-03, Recognition and Reporting of Gains and Losses on Energy Trading Contracts under EITF Issues No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, and No. 00-17, Measuring the Fair Value of Energy-Related Contracts in Applying Issue No. 98-10. The EITF concluded that, effective for periods ending after July 15, 2002, mark-to-market gains and losses on energy trading contracts (includes those to be physically settled) must be retroactively presented on a net basis in earnings. Also, companies must disclose volumes of physically-settled energy trading contracts. Adoption of this standard will not have any effect on the Company's consolidated financial statements.

     In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a companys commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The Company does not believe that the adoption of this standard will not have any effect on the Company's consolidated financial statements.

5)   Subsequent Events

     In July, 2002, the Company issue a Promissory Note of $1,000,000 to Grand Cheer Company LTD ("Grand Cheer"), a principal stockholder of the Company, which is secured by 350 C-3 ovens. The note is due on October 15, 2002. A non-cash finance charge of $200,000 is payable upon the maturity of the note through a reduction in the exercise price from $1.20 to $1.00 for 1,000,000 warrants previously issued to Grand Cheer upon their purchase of the Company's Series B Convertible Preferred Stock. The $200,000 finance charge will be recorded as interest expense during the third quarter of 2002.

Critical Accounting Estimates

     We have identified certain accounting policies as critical to our business and to the results of our operations which entail significant estimates. These critical policies are further discussed below. There are other significant accounting policies followed by us, please refer to the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Inventories

     Inventories are valued at the lower of cost or market and primarily consist of ovens and replacements parts. The Company determines cost for ovens by the specific cost method. Freight costs are included in costs of goods sold. Ovens used for demonstration and testing are generally depreciated over a one-year period.

Product Warranty

     The Company's rapid cook ovens are under warranty against defects in material and workmanship for a period of one year. Anticipated future warranty costs are estimated, based upon historical expenses, and are recorded in the period cooking systems are sold.

Revenue

     Revenue is recognized when substantially all obligations relating to the sales are completed. The revenue cycle is substantially complete after installation; therefore, revenue is recognized after installation for sales directly to customers. Inventory is shipped to a customer designated agent when the customer has assumed responsibility for installation. For sales where the customer has assumed the installation responsibility, substantially all obligations are completed relating to the sale of the product at the time of delivery to the customer designated agent.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of TurboChef Technologies, Inc. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the ability to obtain additional financing necessary to continue operations; the uncertainty of consumer acceptance of new products or technologies that may be offered by TurboChef; the need to hire and retain key personnel; relationships with and dependence on third-party equipment manufacturers and suppliers; uncertainties relating to business and economic conditions in markets in which TurboChef operates; uncertainties relating to customer plans and commitments; potential performance issues with suppliers; the highly competitive environment in which TurboChef operates; potential entry of new, well-capitalized competitors into the markets served by TurboChef; uncertainties inherent in international sales including foreign currency fluctuations; uncertainty regarding strategic relationships and alliances and the ability to protect TurboChef's proprietary information. The words "believe," "expect," "anticipate," "intend," and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date of the statement was made. TurboChef undertakes no obligation to update any forward-looking statement..

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

     The Company currently sells its C-3 oven through a direct sales force in North America, the United Kingdom, Europe and Asia. Until May 2001, the Company's C-3 ovens were marketed in the United States through Maytag Corporation ("Maytag") and its subsidiary, G. S. Blodgett ("Blodgett"), pursuant to the terms of a series of agreements in which the Company granted them the exclusive right to sell its C-3 ovens in North America. Under the agreements the Company retained the right to sell directly outside of North America, with the exception of selling to U.S. based customers overseas. In the first quarter of 2001, the Company and Maytag entered into arbitration with respect to certain disputes under the agreements which arbitration is pending (see Part 2, Item 1 - Legal Proceedings). In May 2001, the Company regained from Maytag and Blodgett the right to sell its C-3 ovens products directly in the United States and began building its own sales force to make direct oven sales.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001

     Revenues for the quarter ended June 30, 2002 were $905,000, compared to revenues of $778,000 for the quarter ended June 30, 2001. This increase is primarily attributable to a 51% increase in the number of C-3 ovens sold during the period. This increase is principally due to sales generated through trade shows, direct marketing and continued sales efforts with new and existing customers. Approximately 23% of the sales during the quarter ended June 30, 2002 were to one customer. Continued sales to this customer are anticipated to be material during the remainder of fiscal 2002. There were no research and development or royalty revenues in the first or second quarter of 2002 or 2001.

     Cost of sales for the quarter ended June 30, 2002 were $414,000 compared to $372,000 for cost of sales in the quarter ended June 30, 2001. The increase of $42,000 is principally due to an increase in the number of C-3 ovens sold during the recent quarter.

     Gross profit on product sales for the quarter ended June 30, 2002 increased $85,000 to $491,000, when compared to gross profit on product sales of $406,000 during the quarter ended June 30, 2001. This increase is due primarily to a greater number of C-3 ovens sold and a lower manufacturing cost of ovens sold in the first quarter of 2002, offset in part by a lower average sales price received on the ovens. The lower average sales price is principally due to an increase in sales to customers that purchase in greater volume and therefore, receive quantity discounts.

     Research and development expenses for the quarter ended June 30, 2002 decreased $139,000, to $142,000, as compared to $281,000 for the quarter ended June 30, 2001. The decrease in research and development expense principally relates to a reduction in payroll and related expenses of $79,000 and occupancy expenses totaling $37,000.

     Selling, general and administrative expenses for the quarter ended June 30, 2002 increased $724,000, to $2,136,000 from comparable expenses of $1,412,000 for the quarter ended June 30, 2001. The increase is primarily due to an increase in general administrative costs, which included additional salaries of $308,000 and other sales and marketing expenses of $398,000. In addition, the Company accrued $100,000 relating to the settlement of a lawsuit with a former vendor and $51,000 related to restructuring charges in the United Kingdom. These increases were due to the Company's continued expansion of sales and marketing departments after Maytag terminated the commercial License Agreement (see Part 2, Item 1 - Legal Proceedings) in the first quarter of 2001.

     Other income was $11,000 for the quarter ended June 30, 2002, compared to $60,000 for the quarter ended June 30, 2001. The decrease in income is attributable to $32,000 foreign exchange gains recorded in the second quarter of 2001, as compared to a loss of $1,000 in the second quarter of 2002 and a decrease in interest income of $15,000, principally due to a decrease in cash balances.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

     Revenues for the six months ended June 30, 2002 were $2,734,000, compared to revenues of $1,259,000 for the six months ended June 30, 2001. This increase is primarily attributable to a 156% increase in unit sales of C-3 ovens sold during the period. This increase is principally due to sales generated through trade shows, direct marketing and continued sales efforts with new and existing customers. Approximately 30% of the sales during the six months ended June 30, 2002 were to one customer. Continued sales to this customer are anticipated to be material during the remainder of fiscal 2002.

     Cost of sales for the six months ended June 30, 2002 were $1,413,000 an increase of $744,000 for the cost of sales of $669,000 for the six months ended June 30, 2001. This increase is principally due to an increase in the number of C-3 ovens sold during the comparable periods.

     Gross profit/(loss) on product sales for the six months ended June 30, 2002 increased $731,000 to $1,321,000, when compared to a gross profit/(loss) on product sales of $590,000 during the six months ended June 30,2001. The increase is due primarily to an increase in sales of C-3 ovens, offset in part, by a lower average gross margin earned on the ovens sold during the period. The lower average sales price is principally due to an increase in sales to customers that purchase in greater volume and therefore, receive quantity discounts.

     Research and development expenses for the six months ended June 30, 2001 decreased $379,000, to $310,000, as compared to $689,000 for the six months ended June 30, 2001. The decrease in research and development expense principally relates to a reduction in payroll and related expenses of $256,000 and a reduction of occupancy expenses of $61,000.

     Selling, general and administrative expenses for the six months ended June 30, 2002 increased $1,236,000, to $4,077,000 from comparable expenses of $2,841,000 for the six months ended June 30, 2001. This increase is principally due to an increase in travel, trade show and related marketing expenditures of $434,000, an increase in salaries and consulting services of $350,000, an increase in non-cash compensation expenses of $238,000 and an increase in depreciation and amortization of $104,000.

     Other income was $55,000 for the six months ended June 30, 2002, as compared to $74,000 for the six months ended June 30, 2001. The $19,000 decrease in other income is primarily attributable to an increase in interest expense.

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

     The Company has, and will continue to hold inventory, due to its long manufacturing cycle. As of June 30, 2002, the Company held $1,478,000 of finished goods inventory (ovens), $61,000 of demonstration inventory (ovens used for customer demonstrations, tests and pilot programs) and $1,077,000 of parts inventory (used for manufacturing and service). The Company will offer demonstration inventory free of charge or at reduced prices to certain potentially large customers, who wish to test and evaluate an oven prior to purchase. Should sales fail to materialize, or materialize at slower rates than currently anticipated by the Company, additional working capital will be required to cover the carrying costs of component parts and purchase completed ovens. No assurances can be made that the Company will generate the necessary sales of its ovens or from the proceeds from the sales of its securities or other financing sources to generate the necessary working capital.

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

     In July, 2002, the Company issue a Promissory Note of $1,000,000 to Grand Cheer Company LTD. ("Grand Cheer"), a principal stockholder of the Company which is secured by 350 C-3 ovens. The note is due on October 15, 2002. A non-cash finance charge of $200,000 is payable upon the maturity of the note through a reduction in the exercise price from $1.20 to $1.00 for 1,000,000 warrants previously issued to Grand Cheer upon their purchase of the Company's Series B Convertible Preferred Stock. The $200,000 finance charge will be recorded as interest expense during the third quarter of 2002.

     The Company continues to expand its direct sales efforts and estimates that approximately $150,000 per month in operating costs has been added since December 31, 2001. In addition, additional working capital will be required should the Company pursue the development, manufacturing and marketing of a residential oven. The Company does not currently anticipate any significant increases in lease payments or any other long-term fixed obligations from current levels during the remainder of 2002.

     At June 30, 2002, the Company had working capital of $1,810,000 as compared to working capital of $4,485,000 at December 31, 2001. The $2,675,000 working capital decrease resulted primarily from operating losses incurred during the first half of 2002.

     Cash used in operating activities was $3,797,000 for the six months ended June 30, 2002, as compared to cash used in operating activities of $3,279,000 for the six months ended June 30, 2001. The net loss of $3,011,000, for the six months ended June 30, 2002, included $233,000 of non-cash charges (depreciation, amortization, non-cash interest and non-cash compensation expenses), as compared to $25,000 for the six months ended June 30, 2001. Net cash used in operating activities for the six months ended June 30, 2002 was negatively impacted by increases in accounts receivable ($737,000) and inventory ($850,000) and decreases (payments) on accrued expenses of $150,000. These operating cash requirements were partially offset by an increase in accrued accounts payable of $657,000.

     Cash used in investing activities for the six months ended June 30, 2002, was $40,000, compared to $36,000 for the six months ended June 30, 2001. The uses of cash were made up of capital equipment purchases during the periods. The Company anticipates an increase in capital expenditures to approximately $100,000 during fiscal 2002, in order to build its global sales and marketing infrastructure.

     Cash provided by financing activities for the six months ended June 30, 2002 was $31,000 compared to $3,500,000 for the six months ended June 30, 2001. During the first six months of 2001, the Company raised $2,000,000 from the sale of its Series B convertible preferred and $1,000,000 from the issuance of a 8% promissory note and $500,000 from the sale of common stock.

     At June 30, 2002, the Company had cash and cash equivalents of $692,000, as compared to cash and cash equivalents of $1,602,000 at December 31, 2001.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Approximately 46% of the Company's revenues in the second quarter of 2002 were derived from sales outside of the United States, and its territories. For the six months ended June 30, 2002, approximately 38% of the Company's revenues were derived from sales outside of the United States, and its territories. These sales and related accounts receivable, the salaries of employees located outside of the United States and approximately 20% of selling, general and administrative expenses are denominated in foreign currencies, including British pounds and the Euro. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the US dollar.

     As of June 30, 2002, the Company does not have any assets or liabilities that have the potential for market risk that would affect the operating results or cash flow of the Company and is not engaged in any hedging activity.

PART II.  OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

     In 2001, the Company commenced an arbitration proceeding in Texas against its former strategic partner, the Maytag Corporation ("Maytag"). In July 2002, in response to an Iowa court proceeding brought by Maytag which is discussed below, the Company filed an amended arbitration claim removing two of its pending claims from the Texas arbitration which claims may be filed as a future arbitration in Boston, Massachusetts. Maytag has made certain counterclaims against the Company in the arbitration and is seeking in excess of $70 million in damages under its counterclaims. The Company believes that Maytag's claims are without merit and intend to vigorously defend against Maytag's allegations.

     In May 2002, Maytag filed a complaint in Iowa federal court seeking, among other things, to require that two of the Company's claims originally filed and pending in the Texas arbitration be decided only in a separate arbitration proceeding in Boston, Massachusetts. As noted above, the Company determined not to oppose Maytag's claim to arbitrate certain of the Company's claims in Boston, Massachusetts. In addition, Maytag's complaint in the Iowa proceeding also alleges that the Company publicized false and misleading statements about Maytag's use of the Company's intellectual property in its residential appliances in a January 2002 press release and in certain other unidentified statements. Based upon this allegation, Maytag asserts claims that the Company caused false advertising with respect to Maytag's goods and services, that the Company has intentionally interfered with Maytag's prospective business, that the Company has defamed Maytag and that the Company has unfairly competed with Maytag. Unlike Maytag's counterclaims in the Texas arbitration proceeding, its complaint in the Iowa proceeding does not specify the dollar amount of damages sought. In July 2002, the Company filed a motion to dismiss the Maytag complaint or, in the alternative, stay the Iowa proceeding pending resolution of the Texas arbitration. Maytag has not responded to this motion. The Company believes that, other than with respect to Maytag's claim for removal of certain of the Company's Texas arbitration claims to Boston, Maytag's allegations are without merit and the Company intends to vigorously defend this action. The outcome of any litigation is uncertain and an unfavorable outcome could have an adverse effect on our operating results and future operations. Since the outcome of the arbitration proceeding is uncertain, no adjustments have been made to the financial statements.

ITEM 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In April 2002, the Company issued 57,985 shares of its $.01 per share par value common stock in lieu of a cash dividend due upon the Company's Series B Convertible Preferred Stock.

     In April 2002, the Company issued 33,529 shares of its $.01 per share par value common stock in lieu of a cash dividend and interest payment due upon the Company's Series C Convertible Preferred Stock.

     These issuance's were made pursuant to the exemption from registration contained in Section 3(a)(9) and/or Section 4(2), respectively, of the Securities Act of 1933.

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

                None

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None

ITEM 5:   OTHER INFORMATION

                None

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

                (a)    EXHIBITS

                       10.1 Supplementary Agreement to the OEM Manufacturing Contract executed on March 27, 2002 between Turbochef Technologies, Inc. and Shandong Xiaoya, which was previously filed is being filed as an exhibit to this report to unredact certain portions of the agreement. Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment of the omitted portions.

                (b)    REPORTS ON FORM 8-K

                       None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                TURBOCHEF TECHNOLOGIES, INC.


                                                By: /s/ Stuart L. Silpe
                                                --------------------------------
                                                Stuart L. Silpe
                                                Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Financial Officer)


Dated August 14, 2002