Form 10-Q/A
period 2002-06-30
TURBOCHEF TECHNOLOGIES INC
filed 2002-08-16
CIK 916545

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                   FORM 10-Q/A
                                  AMENDMENT #1

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

                    Condensed Balance Sheets as of June 30, 2002 (unaudited) and
                    December 31, 2001..............................................................3

                    Unaudited Interim Condensed Statements of Operations for the
                    three and six months ended June 30, 2002 and 2001..............................4

                    Unaudited Interim Condensed Statements of Cash Flows for the
                    six months ended June 30, 2002 and 2001........................................5

                    Notes to the Interim Condensed Financial Statements (unaudited)................6

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations......................................................9

         Item 3.    Quantitative and Qualitative Disclosures about Market Risk.....................14

PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings..............................................................15

         Item 2.    Changes in Securities and Use of Proceeds......................................16

         Item 3.    Defaults Upon Senior Securities................................................16

         Item 4.    Submission of Matters to a Vote of Security Holders............................16

         Item 5.    Other Information..............................................................16

         Item 6.    Exhibits and Reports on Form 8-K...............................................16

                    Signatures.....................................................................17

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

Commitments and contingencies (Notes 2 and 3)

Stockholders' equity:
  Preferred stock, $1.00 par value and $100.00 stated value.
   Authorized 5,000,000 shares.  30,000 and 51,000 issued at
   June 30, 2002 and December 31, 2001, respectively                                         2,430               4,530
  Common stock, $.01 par value. Authorized 50,000,000 shares.
   Issued 19,057,193 and 18,418,213 shares at
   June 30, 2002 and December 31, 2001, respectively                                           191                 184
  Additional paid-in capital                                                                46,126              43,628
  Accumulated deficit                                                                      (43,624)            (40,458)
  Notes receivable for stock issuances                                                      (2,463)             (2,406)
  Treasury stock - at cost 32,130 shares in 2001 and 2000                                     (451)               (451)
                                                                                     -------------   -----------------
                       Total stockholders' equity                                            2,209               5,027
                                                                                     -------------   -----------------

                       Total liabilities and stockholders' equity                    $       6,158   $           8,672
                                                                                     =============   =================

----------
The accompanying notes are an integral part of these financial statements.

                          TurboChef Technologies, Inc.
              Unaudited Interim Condensed Statements of Operations
                    (Amounts in Thousands, Except Share Data)

                                                              Three Months                    Six Months
                                                             Ended June 30,                 Ended June 30,
                                                     -----------------------------   -----------------------------
                                                         2002             2001           2002             2001
                                                     ------------     ------------   ------------     ------------
Revenues:
 Product sales                                       $        905     $        778   $      2,734     $      1,259
                                                     ------------     ------------   ------------     ------------
                      Total revenues                          905              778          2,734            1,259
                                                     ------------     ------------   ------------     ------------

Costs and expenses:
 Cost of goods sold                                           414              372          1,413              669
 Research and development expenses                            142              281            310              689
 Selling, general and administrative expenses               2,136            1,412          4,077            2,841
                                                     ------------     ------------   ------------     ------------
                      Total costs and expenses              2,692            2,065          5,800            4,199
                                                     ------------     ------------   ------------     ------------

                      Operating loss                       (1,787)          (1,287)        (3,066)          (2,940)
                                                     ------------     ------------   ------------     ------------

Other income (expense):
 Interest income                                               36               21             79               62
 Interest expense                                             (24)               -            (26)               -
 Other income (expense)                                        (1)              39              2               12
                                                     ------------     ------------   ------------     ------------
                                                               11               60             55               74
                                                     ------------     ------------   ------------     ------------

                      Net loss                       $     (1,776)    $     (1,227)  $     (3,011)    $     (2,866)
                                                     ============     ============   ============     ============

Preferred stock dividends                                      60               36            155               43
Beneficial conversion of Series B preferred stock               -              380              -              380
                                                     ------------     ------------   ------------     ------------
 Net loss applicable to common stockholders          $     (1,836)    $     (1,643)  $     (3,166)    $     (3,289)
                                                     ============     ============   ============     ============

Loss per common share - basic and diluted            $      (0.10)    $      (0.10)  $      (0.17)    $      (0.21)
                                                     ============     ============   ============     ============

 Weighted average number of common
  shares outstanding - basic and diluted               19,046,644       15,858,918     18,746,323       15,794,031
                                                     ============     ============   ============     ============

The accompanying notes are an integral part of these financial statements.

                          TurboChef Technologies, Inc.
              Unaudited Interim Condensed Statements of Cash Flows
                             (Amounts in Thousands)

                                                                         Six Months Ended June 30,
                                                                           2002             2001
                                                                      --------------    ------------
Cash flows from operating activities:
 Net loss                                                             $       (3,011)   $     (2,866)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
 Depreciation and amortization                                                   274             170
 Non-cash interest on notes receivable from employees and directors              (65)            (34)
 Non-cash compensation expense                                                    24            (111)
     Changes in operating assets and liabilities:
        Accounts receivable                                                     (737)            533
        Inventories                                                             (850)            (87)
        Prepaid expenses and other assets                                         61             309
        Accounts payable                                                         657          (1,180)
        Accrued expenses                                                        (150)            (13)
                                                                      --------------    ------------
               Net cash used in operating activities                          (3,797)         (3,279)
                                                                      --------------    ------------

Cash flows from investing activities:
 Purchase of equipment and leasehold improvements                                (40)            (36)
                                                                      --------------    ------------
               Net cash used in investing activities                             (40)            (36)
                                                                      --------------    ------------

Cash flows from financing activities:
 Proceeds for the sale of preferred stock                                          -           2,000
 Proceeds for the sale of common stock                                             -             500
 Proceeds for the issuance of a convertible note                                   -           1,000
 Payment of broker commission on the sale of common stock                        (25)              -
 Repayments of notes receivable from employees                                     8               -
 Proceeds from the exercise of stock options                                      48               -
                                                                      --------------    ------------
               Net cash provided by financing activities                          31           3,500
                                                                      --------------    ------------

Net increase (decrease) in cash and cash equivalents                          (3,806)            185
Cash and cash equivalents at beginning of period                               4,498           1,417
                                                                      --------------    ------------
Cash and cash equivalents at end of period                            $          692    $      1,602
                                                                      ==============    ============

Supplemental disclosures of noncash activities:
 Accrued preferred stock dividend                                     $          155    $         43
                                                                      ==============    ============
Preferred stock dividends paid through the issuance
 of common stock                                                      $          363    $          -
                                                                      ==============    ============
 Conversion of preferred stock                                        $        2,100    $          -
                                                                      ==============    ============
 Beneficial conversion of preferred stock                             $            -    $        380
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

     In February 2002, the Company and Whitbread entered into an agreement to terminate an extended warranty originally purchased in September, 1999. Under the new agreement, TurboChef is required to pay Whitbread(pound)460,000 (approximately $670,000) plus VAT over a 24 month period, beginning in March 2002. In return, Whitbread will release TurboChef from its obligation to continue its warranty on 260 older model ovens. On signing the agreement, TurboChef made an initial payment to Whitbread of(pound)50,000 (approximately $72,000) plus VAT and thereafter has agreed pay(pound)15,000 (approximately $22,000) plus VAT a month for the next 24 months, with a final payment of (pound)50,000 plus VAT due the final month.

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

     In May 2002, Maytag filed a complaint in Iowa federal court seeking, among other things, to require that two of the Company's claims originally filed and pending in the Texas arbitration be decided only in a separate arbitration proceeding in Boston, Massachusetts. Maytag's complaint in the Iowa proceeding also alleges that the Company publicized false and misleading statements about Maytag's use of the Company's intellectual property in its residential appliances in a January 2002 press release and in certain other unidentified statements. Based upon this allegation, Maytag asserts claims that the Company caused false advertising with respect to Maytag's goods and services, that the Company has intentionally interfered with Maytag's prospective business, that the Company has defamed Maytag and that the Company has unfairly competed with Maytag. Unlike Maytag's counterclaims in the Texas arbitration proceeding, its complaint in the Iowa proceeding does not specify the dollar amount of damages sought. In July 2002, the Company filed a motion to dismiss the Maytag complaint or, in the alternative, stay the Iowa proceeding pending resolution of the Texas arbitration. Maytag has responded to this motion, but a hearing has not yet been scheduled. The Company intends to vigorously defend this action. The outcome of any litigation, however, is uncertain and an unfavorable outcome could have an adverse effect on our operating results and future operations. Since the outcome of the arbitration proceeding is uncertain, no adjustments have been made to the financial statements.

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


Dated August 16, 2002