Form 10-Q
period 2002-09-30
TURBOCHEF TECHNOLOGIES INC
filed 2002-11-14
CIK 916545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter ended September 30, 2002

OR
☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number 0-23478

TurboChef Technologies, Inc.
(Exact name of Registrant as specified in its Charter)

DELAWARE	48-1100390
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

10500 Metric Drive, Suite 128 Dallas, Texas	75243
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(214) 379-6000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO☐

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at November 8, 2002
Common Stock, $0.01 Par Value	19,058,526

TURBOCHEF TECHNOLOGIES, INC.

TurboChef Technologies, Inc.
Condensed Balance Sheets
(Amounts in Thousands, Except Share Data)

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:

Cash and cash equivalents	$470	$4,498
Accounts receivable net of allowance for doubtful accounts of $169 and $70 at September 30, 2002 and December 31, 2001, respectively	1,648	979
Accounts receivable—other	735	735
Inventory	2,633	1,857
Prepaid expenses	100	61

Total current assets	5,586	8,130

Property and equipment, net	214	380

Other assets	141	162

Total assets	$5,941	$8,672

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$733	$373
Accounts payable – other	1,390	1,390
Accrued expenses	901	517
Notes payable	1,327	327
Accrued upgrade and warranty costs	852	1,038

Total current liabilities	5,203	3,645

Commitments and contingencies <Notes 2 and 3>

Stockholders’ equity:
Preferred stock, $1.00 par value and $100.00 stated value. Authorized 5,000,000 shares. 30,000 and 51,000 issued at September 30, 2002 and December 31, 2001, respectively	2,430	4,530
Common stock, $.01 par value. Authorized 50,000,000 shares. Issued 19,057,193 and 18,418,213 shares at September 30, 2002 and December 31, 2001, respectively	191	184
Additional paid-in capital	46,433	43,628
Accumulated deficit	(45,368)	(40,458)
Notes receivable for stock issuances	(2,497)	(2,406)
Treasury stock—at cost 32,130 shares in 2001 and 2000	(451)	(451)

Total stockholders’ equity	738	5,027

Total liabilities and stockholders’ equity	$5,941	$8,672

The accompanying notes are an integral part of these financial statements.

TurboChef Technologies, Inc.
Unaudited Interim Condensed Statements of Operations
(Amounts in Thousands, Except Share Data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2002	2001	2002	2001
Revenues:
Product sales	$2,477	$890	$5,211	$2,148

Total revenues	2,477	890	5,211	2,148

Costs and expenses:
Cost of goods sold	1,415	541	2,828	1,209
Research and development expenses	296	242	606	931
Selling, general and administrative expenses	2,287	1,570	6,382	4,357

Total costs and expenses	3,998	2,353	9,816	6,497

Operating loss	(1,521)	(1,463)	(4,605)	(4,349)

Other income (expense):
Interest income	35	7	114	69
Interest expense	(200)	(192)	(226)	(192)
Other income (expense)	(4)	4	(2)	17

	(169)	(181)	(114)	(106)

Net loss	$(1,690)	$(1,644)	$(4,719)	$(4,455)

Preferred stock dividends	56	129	191	208
Beneficial conversion of Series B preferred stock	—	—	—	381

Net loss applicable to common stockholders	$(1,746)	$(1,773)	$(4,910)	$(5,044)

Loss per common share—basic and diluted	$(0.09)	$(0.11)	$(0.26)	$(0.32)

Weighted average number of common shares outstanding—basic and diluted	19,058,526	16,395,918	18,851,534	15,996,864

The accompanying notes are an integral part of these financial statements.

TurboChef Technologies, Inc.
Unaudited Interim Condensed Statements of Cash Flows
(Amounts in Thousands)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(4,719)	$(4,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	413	325
Discount on convertible note	—	190
Non-cash interest on notes receivable from employees and directors	(99)	(100)
Non-cash compensation expense	31	(96)
Non-cash interest expense	200	—
Changes in operating assets and liabilities:
Accounts receivable	(769)	741
Bad debt reserve	100	—
Inventories	(913)	(372)
Prepaid expenses and other assets	(39)	259
Accounts payable	360	(1,028)
Accrued expenses	465	89

Net cash used in operating activities	(4,970)	(4,447)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(89)	(73)

Net cash used in investing activities	(89)	(73)

Cash flows from financing activities:
Proceeds for the sale of preferred stock	—	2,000
Proceeds for the sale of common stock	—	500
Proceeds for the issuance of a convertible note	—	1,000
Payment of broker commission on the sale of common stock	(25)	—
Repayments of notes receivable from employees	8	—
Proceeds from the exercise of stock options	48	110
Proceeds from note payable	1,000	—

Net cash provided by financing activities	1,031	3,610

Net increase (decrease) in cash and cash equivalents	(4,028)	(910)
Cash and cash equivalents at beginning of period	4,498	1,417

Cash and cash equivalents at end of period	$470	$507

Supplemental disclosures of noncash activities:

Accrued preferred stock dividend	$191	$208

Preferred stock dividends paid through the issuance of common stock	$363	$—

Conversion of preferred stock	$2,100	$—

Beneficial conversion of preferred stock	$—	$381

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
Notes to Condensed Financial Statements
(Unaudited)
September 30, 2002

1)    Basis of Presentation

TurboChef Technologies, Inc. (“TurboChef” or “the Company”) was incorporated on April 3, 1991. The Company is engaged primarily in designing, developing and marketing its proprietary rapid cook technologies. TurboChef’s proprietary rapid cook oven, which requires no ventilation, employs a combination of high speed forced air and microwave energy to “cook-to-order” a variety of food products at faster speeds and to quality standards comparable, and in many instances superior to, other conventional commercial and residential ovens currently available.

The Company’s commercial oven employs the Company’s proprietary cooking technologies to quickly, efficiently and evenly transfer, disperse and control the heat used in the cooking process. In addition, because of the TurboChef oven’s moisture retention, browning, crisping and toasting capabilities, the Company believes that the characteristics of most food items cooked in a TurboChef oven (including their flavor, texture and appearance) are superior in quality to those achieved using most other cooking methods.

Management believes that the Company operates in one primary business segment.

The financial statements of the Company as of September 30, 2002 and 2001, included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have not been audited by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The December 31, 2001 balance sheet was derived from audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ending December 31, 2001, but does not include all disclosures required by GAAP. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the aforementioned Form 10-K. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in prior period’s financial statements have been reclassified to conform to current year presentation.

Basic net loss per common share is based on 19,058,526 and 16,395,918 weighted average shares outstanding for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001 basic net loss per common share is based on 18,851,534 and 15,996,864 weighted average shares outstanding, respectively. For the three and nine months ended September 30, 2002 and 2001, the Company did not report any incremental shares of potentially dilutive stock, as their effect was anti-dilutive.

2)    Liquidity

TurboChef’s capital requirements in connection with its product and technology development and marketing efforts have been and will continue to be significant. Additional capital will be required to fund current operations. Since its inception, the Company has not generated significant revenue from operations and has been substantially dependent on loans and capital contributions from its principal stockholders and proceeds from the sale of its securities. Furthermore, the Company will continue to be dependent on outside sources of financing for the foreseeable future to fund its working capital needs. The Company anticipates that it will need to raise this additional capital as early as the fourth quarter of 2002, but no later than the end of the first quarter of 2003. No assurances can be made that the Company will generate the necessary sales from its rapid cook ovens or from the proceeds from the sales of its securities or other financing sources to generate the necessary working capital. As a result of these conditions, the independent certified public accountant’s report on the Company’s financial statements for the year ended December 31, 2001 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.

The Company has, and will continue to hold inventory, due to its long manufacturing cycle. As of September 30, 2002, the Company held $1,444,000 of finished goods inventory (ovens), $76,000 of demonstration inventory (ovens used for customer demonstrations, tests and pilot programs) and $1,113,000 of parts inventory (used for manufacturing and service). The Company may offer demonstration inventory free of charge or at reduced prices to certain potentially large customers, who wish to test and evaluate an oven prior to purchase. Should sales fail to materialize, or materialize at slower rates than currently anticipated by the Company, additional working capital will be required to cover the carrying costs of component parts and purchase completed ovens. No assurances can be made that the Company will generate the necessary sales of its ovens or from the proceeds from the sales of its securities or other financing sources to generate the necessary working capital.

In February 2002, the Company and Whitbread Group PLC (“Whitbread”) entered into an agreement to terminate an extended warranty originally purchased by Whitbread, from the Company, in September 1999. Under the new agreement, TurboChef is required to pay Whitbread £460,000 (approximately $670,000) plus Value Added Tax (“VAT”) over a 24 month period, beginning in March 2002. In return, Whitbread has released TurboChef from its obligation to continue its warranty on 260 older model ovens. On signing the agreement, TurboChef made an initial payment to Whitbread of £50,000 (approximately $72,000) plus VAT and thereafter has agreed to pay £15,000 (approximately $22,000) plus VAT a month for the next 24 months, with a final payment of £50,000 plus VAT due the final month. The Company did not make the required payments for the months of September, October and November 2002 on a timely basis. Although, the Company believes it is now current in its obligations under this agreement, there can be no assurance that Whitbread will not allege a breach of contract and seek a legal remedy under the law due to Company’s failure to make the required payments on a timely basis.

In March 2002, the Company agreed to purchase from the Shandong Xiaoya Group (“Xiaoya”) approximately $14 million of C-3 ovens over a seventeen month period. In addition, in connection with the manufacturing agreement the Company will be required to use working capital to purchase certain component parts that will be supplied to Xiaoya for use in the ovens. Although the Company entered into the agreement with Xiaoya in anticipation that its sales of C-3 ovens will increase from current levels, there can be no such assurance that any sales will materialize. Through the end of October 2002, the Company has been purchasing at a rate of approximately 51% ($2.4 million of ovens as compared to $4.7 million of ovens) of what was required under the terms of the agreement. The slower rate of oven purchases is a result of sales by the Company materializing at a lower rate than anticipated. The Company does not currently have a significant number of purchase orders or firm commitments from customers to purchase its C-3 ovens in 2003. It is the Company’s belief that the reduced levels of oven purchases by the Company are currently acceptable to Xiaoya. However, there can be no assurance that Xiaoya will not take action against the Company for failure to make the required oven purchases. Such action could include, among others, a decision by Xiaoya to cease production of C-3 ovens. Currently, Xiaoya is the Company’s sole supplier of C-3 ovens.

In the first quarter of 2002, the Company expanded its direct sales and marketing efforts. As a result of slower than anticipated sales of ovens the Company has taken actions to reduce the level of fixed overhead. In the second quarter of 2002, the Company closed its United Kingdom office and reduced its sales personnel. Subsequently, the Company recorded a charge to earnings associated with the closing of this office and reduction in staff. During the third quarter of 2002, the Company made the decision to close its New York office upon the expiration of the current lease and consolidate all activities into the Company’s Dallas office. Subsequently, the Company recorded a charge to earnings associated with the closing of this office and reduction in staff. These changes will result in monthly cost savings which may be offset in part by the Company’s increased use of outsourced support services and possible new employees. The Company does not currently anticipate any significant increases in lease payments or any other long-term fixed obligations from current levels during the remainder of fiscal 2002.

In July 2002, the Company issued a promissory note in the amount of $1,000,000 to Grand Cheer Company LTD (“Grand Cheer”), a principal stockholder of the Company, which is secured by 350 C-3 ovens. The Company was to pay approximately $2,800 per oven within five days of receipt of cash from the sale of the ovens. Approximately 150 ovens were sold and cash was received but no payment was made to Grand Cheer. The note was due on October 15, 2002. The note also provided that if the Company did not repay the note in full by October 15th, 2002, all remaining unvested warrants (666,667 warrants) previously granted to Grand Cheer would immediately vest. The Company incurred a non-cash finance charge of $200,000 which was payable upon the maturity of the note as a result of a reduction in the exercise price from $1.20 to $1.00 for 1,000,000 warrants previously issued to Grand Cheer upon its purchase of the Company’s Series B Convertible Preferred Stock. The $200,000 finance charge was recorded as interest expense during the third quarter of 2002. The Company is currently in default of this promissory note and is negotiating the restructuring of the loan, which is currently due and payable. The Company believes that it will be able to restructure the terms of this loan, however, there are no assurances that this will occur or that the terms of the restructured loan will be beneficial to the Company. Failure to restructure the loan would have a material adverse effect on the Company, which could include, among other things, repossession by Grand Cheer of the unsold ovens, which were pledged as collateral for the loan.

The Company anticipates the need currently to obtain additional sources of funding in order to continue its ongoing operations. However, no assurances can be made that the Company will actually obtain the necessary funding to finance its operations. A failure to obtain additional funding would have significant adverse effects on the Company. All of the above factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3)    Long-Term Contracts

In February 2002, the Company and Whitbread entered into an agreement to terminate an extended warranty originally purchased by Whitbread, from the Company, in September 1999. Under the new agreement, TurboChef is required to pay Whitbread £460,000 (approximately $670,000) + VAT over a 24 month period, beginning in March 2002. In return, Whitbread has released TurboChef from its obligation to continue its warranty on 260 older model ovens. On signing the agreement, TurboChef made an initial payment to Whitbread of £50,000 (approximately $72,000) plus VAT and thereafter has agreed to pay £15,000 (approximately $22,000) plus VAT a month for the next 24 months, with a final payment of £50,000 plus VAT due the final month. The Company did not make the required payments for the months of September, October and November 2002 on a timely basis. Although, the Company believes it is now current in its obligations under this agreement, there can be no assurance that Whitbread will not allege a breach of contract and seek a legal remedy under the law due to Company’s failure to make the required payments on a timely basis.

In March 2002, the Company agreed to purchase from the Xiaoya approximately $14 million of C-3 ovens over a seventeen month period. In addition, in connection with the manufacturing agreement the Company will be required to use working capital to purchase certain component parts that will be supplied to Xiaoya for use in the ovens. Although the Company entered into the agreement with Xiaoya in anticipation that its sales of C-3 ovens will increase from current levels, there can be no such assurance that any sales will materialize. Through the end of October 2002, the Company has been purchasing at a rate of approximately 51% ($2.4 million of ovens as compared to $4.7 million of ovens) of what was required under the terms of the agreement. The slower rate of oven purchases is a result of sales by the Company materializing at a lower rate than anticipated. The Company does not currently have a significant number of purchase orders or firm commitments from customers to purchase its C-3 ovens in 2003. It is the Company’s belief that the reduced levels of oven purchases by the Company are currently acceptable to Xiaoya However, there can be no assurance that Xiaoya will not take action against the Company for failure to make the required oven purchases. Such action could include, among others, a decision by Xiaoya to cease production of C-3 ovens. Currently, Xiaoya is the Company’s sole supplier of C-3 ovens.

4)    Litigation

In 2001, the Company commenced an arbitration proceeding in Texas against its former strategic partner, the Maytag Corporation (“Maytag”). In July 2002, in response to an Iowa court proceeding brought by Maytag which is discussed below, the Company filed an amended arbitration claim removing two of the Company’s pending claims from the Texas arbitration which claims may be filed as a future arbitration in Boston, Massachusetts. Maytag has made certain counterclaims against the Company in the arbitration and is seeking in excess of $70 million in damages under its counterclaims. The Company believes that Maytag’s claims are without merit and intend to vigorously defend against Maytag’s allegations.

In May 2002, Maytag filed a complaint in Iowa federal court seeking, among other things, to require that two of the Company’s claims originally filed and pending in the Texas arbitration be decided only in a separate arbitration proceeding in Boston, Massachusetts. Maytag’s complaint in the Iowa proceeding also alleges that the Company publicized false and misleading statements about Maytag’s use of the Company’s intellectual property in its residential appliances in a January 2002 press release and in certain other unidentified statements. Based upon this allegation, Maytag asserts claims that the Company caused false advertising with respect to Maytag’s goods and services that the Company has intentionally interfered with Maytag’s prospective business, that the Company has defamed Maytag and that the Company has unfairly competed with Maytag. Unlike Maytag’s counterclaims in the Texas arbitration proceeding, its complaint in the Iowa proceeding does not specify the dollar amount of damages sought. In July 2002, the Company filed a motion to dismiss the Maytag complaint or, in the alternative, stay the Iowa proceeding pending resolution of the Texas arbitration. Maytag has responded to this motion, but a hearing has not yet been scheduled. The Company intends to vigorously defend this action. The outcome of any litigation, however, is uncertain and an unfavorable outcome could have an adverse effect on our operating results and future operations. Since the outcome of the arbitration proceeding is uncertain, no adjustments have been made to the financial statements.

5)    Authoritative Pronouncements

In June 2001, respectively, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective for years beginning after December 31, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

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

In June 2001 and August 2001, FASB finalized Statement No. 143, Accounting for Asset Retirement Obligations (SFAS 143) and Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).

SFAS 143 requires that the fair value for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made, and that the carrying amount of the asset, including capitalized asset retirement costs, be tested for impairment. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe this statement will have a material effect on the Company’s financial position or results of operations.

SFAS 144 prescribes financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and specifies when to test a long-lived asset for recoverability. Effective January 1, 2002, the Company adopted this new rule. Management has determined that this will not have a material effect on the Company’s financial position or results of operations.

In April 2002, FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any effect on the Company’s consolidated financial statements.

On June 20, 2002, the FASBs Emerging Issues Task Force (EITF) reached a partial consensus on Issue No. 02-03, Recognition and Reporting of Gains and Losses on Energy Trading Contracts under EITF Issues No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, and No. 00-17, Measuring the Fair Value of Energy-Related Contracts in Applying Issue No. 98-10. The EITF concluded that, effective for periods ending after July 15, 2002, mark-to-market gains and losses on energy trading contracts (includes those to be physically settled) must be retroactively presented on a net basis in earnings. Also, companies must disclose volumes of physically-settled energy trading contracts. Adoption of this standard will not have any effect on the Company’s consolidated financial statements.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The Company does not believe that the adoption of this standard will not have any effect on the Company’s consolidated financial statements.

5)	Subsequent Events

In October 2002, the Company sold parts to Xiaoya in the amount of $401,000. The Company will not recognize any revenue from the sale of these parts, as they will be repurchased as part of completed C-3 ovens. The Company received $401,000 from Xiaoya for these parts in November 2002. The Company will be repaying Xiaoya as finished C-3 ovens are purchased during the fourth quarter of 2002.

Critical Accounting Estimates

The Company has identified certain accounting policies as critical to its business and to the results of its operations which entail significant estimates. These critical policies are further discussed below. There are other significant accounting policies followed by the Company, please refer to the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Product Warranty

The Company’s rapid cook ovens are under warranty against defects in material and workmanship for a period of one year. Anticipated future warranty costs are estimated, based upon historical expenses, and are recorded in the period cooking systems are sold.

Inventories

Inventories are valued at the lower of cost or market and primarily consist of ovens and replacement parts. The Company determines cost for ovens by the specific cost method. Freight costs are included in costs of goods sold. Ovens used for demonstration and testing are generally depreciated over a one-year period.

Revenue

Revenue is recognized when substantially all obligations relating to a sale are completed. If the terms of a sale require installation, the revenue cycle is substantially complete after installation has occured therefore, revenue is recognized upon installation. For sales where the customer has assumed the installation responsibility or sales to designated agents, substantially all obligations are completed at the time of shipment to the customer or the customers designated agent.

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of TurboChef Technologies, Inc. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the ability to obtain additional financing necessary to continue operations; the uncertainty regarding the Company’s ability to comply with the continued listing criteria necessary to maintain the listing of its common stock on NASDAQ; the uncertainty of consumer acceptance of new products or technologies that may be offered by TurboChef; the need to hire and retain key personnel; relationships with and dependence on third-party equipment manufacturers and suppliers; uncertainties relating to business and economic conditions in markets in which TurboChef operates; uncertainties relating to customer plans and commitments; dependence on a large customer; potential performance issues with suppliers; the highly competitive environment in which TurboChef operates; potential entry of new, well-capitalized competitors into the markets served by TurboChef; uncertainties inherent in international sales including foreign currency fluctuations; uncertainty regarding strategic relationships and alliances and the ability to protect TurboChef’s proprietary information. The words “believe,” “expect,” “anticipate,” “intend,” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date of the statement was made. TurboChef undertakes no obligation to update any forward-looking statement.

General

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of TurboChef Technologies, Inc. (“Company”) results of operations, financial condition and liquidity. The discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

The Company is engaged primarily in designing, developing and marketing its proprietary rapid cook technologies. TurboChef’s proprietary rapid cook ovens, which requires no ventilation, employs a combination of high speed forced air and microwave energy to “cook-to-order” a variety of food products at faster speeds and to quality standards comparable, and in many instances superior to, other conventional commercial and residential ovens currently available.

The Company’s commercial ovens employs the Company’s proprietary cooking technologies to quickly, efficiently and evenly transfer, disperse and control the heat used in the cooking process. In addition, because of the TurboChef oven’s moisture retention, browning, crisping and toasting capabilities, the Company believes that the characteristics of most food items cooked in a TurboChef cooking oven (including their flavor, texture and appearance) are superior in quality to those achieved using most other cooking methods.

The Company believes its technology offers the following unique features to its customers:
•	Cooking speeds 5-10 times faster than a conventional oven
•	Quality is equal to or higher than a conventional oven
•	Maintains high consistency of cooked product
•	Versatility of cooking platform (bake, broil, grill, air fried, poached and steamed cooking profiles)
•	Ventless operation
•	Through the Company’s Menu in a Minute software technology, the menus and cook settings can be changed with minimal labor cost

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

The Company currently sells its C-3 oven through a direct sales force in North America and the United Kingdom and through dealers in Europe. The Company also utilizes dealers and independent representative groups when available. Until May 2001, the Company’s C-3 ovens were marketed in the United States through Maytag Corporation (“Maytag”) and its subsidiary, G. S. Blodgett (“Blodgett”), pursuant to the terms of a series of agreements in which the Company granted them the exclusive right to sell its C-3 ovens in North America. Under the agreements the Company retained the right to sell directly outside of North America, with the exception of selling to U.S. based customers overseas. In the first quarter of 2001, the Company and Maytag entered into arbitration with respect to certain disputes under the agreements which arbitration is pending (see Part II, Item 1—Legal Proceedings). In May 2001, the Company regained from Maytag and Blodgett the right to sell its C-3 ovens products directly in the United States and began building its own sales force to make direct oven sales.

The Company is currently expanding its direct and indirect marketing and sales efforts throughout North America, the United Kingdom and Europe. The Company’s primary sales office is located in Dallas, Texas. In addition, the Company has a sales office in the Netherlands.

In addition to its direct sales force, the Company is exploring the development of multiple distribution channels through the use of third party distributors, manufactures representatives, agents and wholesale food distributors. The Company is also considering entering into strategic marketing alliances with third parties who have established relationships or synergies with mutual prospective customers.

In March 2002, the Company agreed to purchase from the Shandong Xiaoya Group (“Xiaoya”) approximately $14 million of C-3 ovens over a seventeen month period. In addition, in connection with the manufacturing agreement the Company will be required to use working capital to purchase certain component parts that will be supplied to Xiaoya for use in the ovens. Although the Company entered into the agreement with Xiaoya in anticipation that its sales of C-3 ovens will increase from current levels, there can be no such assurance that any sales will materialize. Through the end of October 2002, the Company has been purchasing at a rate of approximately 51% ($2.4 million of ovens as compared to $4.7 million of ovens) of what was required under the terms of the agreement. The slower rate of oven purchases is a result of sales by the Company materializing at a lower rate than anticipated. The Company does not currently have a significant number of purchase orders or firm commitments from customers to purchase its C-3 ovens in 2003. It is the Company’s belief that the reduced levels of oven purchases by the Company are currently acceptable to Xiaoya. However, there can be no assurance that Xiaoya will not take action against the Company for failure to make the required oven purchases. Such action could include the decision by Xiaoya to cease production of C-3 ovens. Currently, Xiaoya is the Company’s sole supplier of C-3 ovens

Results of Operations for the Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

Revenues for the quarter ended September 30, 2002 were $2,477,000, compared to revenues of $890,000 for the quarter ended September 30, 2001. The $1,587,000 increase is primarily attributable to a 163% increase in the number of C-3 ovens sold during the period. This increase is principally due to large sales to one customer and repeat orders from existing customers. Approximately 38% of sales revenue during the quarter ended September 30, 2002 were to one customer. Continued sales to this customer are expected to constitute a material portion of the Company’s revenues during the fourth quarter of 2002, as this customer has recently expanded its initial market test of 163 C-3 ovens to a total of 400 C-3 ovens. Although the Company believes that these units will be installed by the end of the fourth quarter of 2002, there are no assurances that all 400 units will be installed by the December 31, 2002. There are no additional firm orders from this customer for delivery in 2003. There were no research and development or royalty revenues during the first nine months of 2002 or 2001.

Cost of sales for the quarter ended September 30, 2002 were $1,415,000 compared to $541,000 for cost of goods sold in the quarter ended September 30, 2001. The increase of $874,000 is principally due to an increase in the number of C-3 ovens sold during the recent quarter.

Gross profit on product sales for the quarter ended September 30, 2002 increased $713,000 to $1,062,000, when compared to gross profit on product sales of $349,000 during the quarter ended September 30, 2001. This increase is due primarily to a greater number of C-3 ovens sold at a higher average sales price and a lower manufacturing cost than ovens sold in the third quarter of 2001.

Research and development expenses for the quarter ended September 30, 2002 increased $54,000, to $296,000, as compared to $242,000 for the quarter ended September 30, 2001. The increase in research and development expense principally relates to development costs of $66,000 related to the next generation ovens incorporating advances in the Company’s technologies.

Selling, general and administrative expenses for the quarter ended September 30, 2002 increased $717,000, to $2,287,000 from comparable expenses of $1,570,000 for the quarter ended September 30,

2001. The increase is primarily due to an increase in general administrative costs, which included additional salaries of $412,000, accrued expenses relating to the closure of the Company’s New York office of $113,000, bad debt reserve of $100,000 and legal fees of $85,000. These increases are principally due to the Company’s expansion of sales and marketing departments after Maytag terminated the commercial License Agreement (see Part II, Item 1—Legal Proceedings) in the first quarter of 2001.

Other expense was $169,000 for the quarter ended September 30, 2002, compared to $181,000 for the quarter ended September 30, 2001. The decrease of $12,000 principally relates to a net increase in interest income of $20,000, which was partially offset by an $8,000 net increase in foreign exchange losses.

Results of Operations for the Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

Revenues for the nine months ended September 30, 2002 were $5,211,000, compared to revenues of $2,148,000 for the nine months ended September 30, 2001. This increase of $3,063,000 is primarily attributable to a 59% increase in unit sales of C-3 ovens sold during the period. The increase is principally due to large sales to one customer and repeat orders from existing customers. Approximately 39% of sales revenue during the nine months ended September 30, 2002 were to one customer. Continued sales to this customer are expected to constitute a material portion of the Company’s revenues during the fourth quarter of 2002, as this customer has recently expanded its initial market test of 163 C-3 ovens to a total of 400 C-3 ovens. Although the Company believes that these units will be installed by the end of the fourth quarter of 2002, there are no assurances that all 400 units will be installed by the December 31, 2002. There are no additional firm orders from this customer for delivery in 2003.

Cost of sales for the nine months ended September 30, 2002 were $2,828,000 compared to $1,209,000 for cost of sales for the nine months ended September 30, 2001. The increase of $1,619,000 is principally due to an increase in the number of C-3 ovens sold during the first nine months of 2002.

Gross profit on product sales for the nine months ended September 30, 2002 increased $1,444,000 to $2,383,000, when compared to a gross profit on product sales of $939,000 during the nine months ended September 30,2001. The increase is due primarily to an increase in sales of C-3 ovens and lower manufacturing costs during the first nine months of 2002.

Research and development expenses for the nine months ended September 30, 2001 decreased $325,000, to $606,000, as compared to $931,000 for the nine months ended September 30, 2001. The decrease in research and development expense principally relates to a reduction in payroll expenses of $194,000 and a reduction in project expenses of $56,000. These are directly associated with a downsizing after the completion of the development of the C-3 oven. In addition, depreciation expenses fell by $41,000 during the nine month period ended September 30, 2002, as compared to the nine months ended September 30, 2001

Selling, general and administrative expenses for the nine months ended September 30, 2002 increased $2,025,000, to $6,382,000 from comparable expenses of $4,357,000 for the nine months ended September 30, 2001. This increase is principally due to an increase in payroll expenses of $666,000, travel, trade show and related marketing expenditures of $474,000, an increase in outside consultants of

$215,000. In addition, legal expenses increased by $190,000, depreciation and amortization increased by $128,000, and the Company recorded charges of $113,000 related to the closure of the New York office and a $100,000 for increasing bad debt reserves during the nine months ended September 30, 2002.

Other expense was $114,000 for the nine months ended September 30, 2002, as compared to $106,000 for the nine months ended September 30, 2001. The $8,000 increase in other expense is primarily attributable to an increase in foreign exchange losses of $19,000, partially offset by an increase in net interest income of $11,000.

Liquidity and Capital Resources

TurboChef’s capital requirements in connection with its product and technology development and marketing efforts have been and will continue to be significant. Additional capital will be required to fund current operations. Since its inception, the Company has not generated significant revenue from operations and has been substantially dependent on loans and capital contributions from its principal stockholders and proceeds from the sale of its securities. Furthermore, the Company will continue to be dependent on outside sources of financing for the foreseeable future to fund its working capital needs. The Company anticipates that it will need to raise this additional capital as early as the fourth quarter of 2002, but no later than the end of the first quarter of 2003. No assurances can be made that the Company will generate the necessary sales from its rapid cook ovens or from the proceeds from the sales of its securities or other financing sources to generate the necessary working capital. As a result of these conditions, the independent certified public accountant’s report on the Company’s financial statements for the year ended December 31, 2001 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.

The Company has, and will continue to hold inventory, due to its long manufacturing cycle. As of September 30, 2002, the Company held $1,444,000 of finished goods inventory (ovens), $76,000 of demonstration inventory (ovens used for customer demonstrations, tests and pilot programs) and $1,113,000 of parts inventory (used for manufacturing and service). The Company may offer demonstration inventory free of charge or at reduced prices to certain potentially large customers, who wish to test and evaluate an oven prior to purchase. Should sales fail to materialize, or materialize at slower rates than currently anticipated by the Company, additional working capital will be required to cover the carrying costs of component parts and purchase completed ovens. No assurances can be made that the Company will generate the necessary sales of its ovens or from the proceeds from the sales of its securities or other financing sources to generate the necessary working capital.

In February 2002, the Company and Whitbread Group PLC (“Whitbread”) entered into an agreement to terminate an extended warranty originally purchased by Whitbread, from the Company, in September 1999. Under the new agreement, TurboChef is required to pay Whitbread £460,000 (approximately $670,000) plus Value Added Tax (“VAT”) over a 24 month period, beginning in March 2002. In return, Whitbread has released TurboChef from its obligation to continue its warranty on 260 older model ovens. On signing the agreement, TurboChef made an initial payment to Whitbread of £50,000 (approximately $72,000) plus VAT and thereafter has agreed to pay £15,000 (approximately $22,000) plus VAT a month for the next 24 months, with a final payment of £50,000 plus VAT due the final month. The Company did not make the required payments for the months of September, October and November 2002 on a timely basis. Although, the Company believes it is now current in its obligations under this agreement, there can be no assurance that Whitbread will not allege a breach of contract and seek a legal remedy under the law due to Company’s failure to make the required payments on a timely basis.

In March 2002, the Company agreed to purchase from the Shandong Xiaoya Group (“Xiaoya”) approximately $14 million of C-3 ovens over a seventeen month period. In addition, in connection with the manufacturing agreement the Company will be required to use working capital to purchase certain component parts that will be supplied to Xiaoya for use in the ovens. Although the Company entered into the agreement with Xiaoya in anticipation that its sales of C-3 ovens will increase from current levels, there can be no such assurance that any sales will materialize. Through the end of October 2002, the Company has been purchasing at a rate of approximately 51% ($2.4 million of ovens as compared to $4.7 million of ovens) of what was required under the terms of the agreement. The slower rate of oven purchases is a result of sales by the Company materializing at a lower rate than anticipated. The Company does not currently have a significant number of purchase orders or firm commitments from customers to purchase its C-3 ovens in 2003. It is the Company’s belief that the reduced levels of oven purchases by the Company are currently acceptable to Xiaoya. However, there can be no assurance that Xiaoya will not take action against the Company for failure to make the required oven purchases. Such action could include the decision by Xiaoya to cease production of C-3 ovens. Currently, Xiaoya is the Company’s sole supplier of C-3 ovens.

In July 2002, the Company issued a promissory note in the amount of $1,000,000 to Grand Cheer Company LTD (“Grand Cheer”), a principal stockholder of the Company, which is secured by 350 C-3 ovens. The Company was to pay approximately $2,800 per oven within five days of receipt of cash from the sale of the ovens. Approximately 150 ovens were sold and cash was received but no payment was made to Grand Cheer. The note was due on October 15, 2002. The note also provided that if the Company did not repay the note in full by October 15th, 2002, all remaining unsecured warrants (666,667 warrants) previously granted to Grand Cheer would immediately vest. The Company incurred a non-cash finance charge of $200,000 which was payable upon the maturity of the note as a result of a reduction in the exercise price from $1.20 to $1.00 for 1,000,000 warrants previously issued to Grand Cheer upon its purchase of the Company’s Series B Convertible Preferred Stock. The $200,000 finance charge was recorded as interest expense during the third quarter of 2002. The Company is currently in default of this promissory note and is negotiating the restructuring of the loan, which is currently due and payable. The Company believes that it will be able to restructure the terms of this loan, however, there are no assurances that this will occur or that the terms of the restructured loan will be beneficial to the Company. Failure to restructure the loan would have a material adverse effect on the Company, which could include, among other things, repossession by Grand Cheer of the unsold ovens, which were pledged as collateral for the loan.

In the first quarter of 2002, the Company expanded its direct sales and marketing efforts. As a result of slower than anticipated sales of ovens the Company has taken actions to reduce the level of fixed overhead. In the second quarter of 2002, the Company closed its United Kingdom office and reduced its sales personnel. Subsequently, the Company recorded a charge to earnings associated with the closing of this office and reduction in staff. During the third quarter of 2002, the Company made the decision to close its New York office upon the expiration of the current lease and consolidate all activities into the Company’s Dallas office. Subsequently, the Company recorded a charge to earnings associated with the closing of this office and reduction in staff. These changes will result in monthly cost savings which may be offset in part by the Company’s increased use of outsourced support services and possible new employees. The Company does not currently anticipate any significant increases in lease payments or any other long-term fixed obligations from current levels during the remainder of fiscal 2002.

At September 30, 2002, the Company had working capital of $383,000 as compared to working capital of $4,485,000 at December 31, 2001. The $4,102,000 working capital decrease resulted primarily from operating losses incurred during the first nine months of 2002.

Cash used in operating activities was $4,970,000 for the nine months ended September 30, 2002, as compared to cash used in operating activities of $4,447,000 for the nine months ended September 30, 2001. The net loss of $4,719,000, for the nine months ended September 30, 2002, included $545,000 of non-cash charges (depreciation, amortization, non-cash interest and non-cash compensation expenses), as compared to $319,000 for the nine months ended September 30, 2001. Net cash used in operating activities for the nine months ended September 30, 2002 was negatively impacted by increases in accounts receivable ($769,000) and inventory ($913,000). These operating cash requirements were partially offset by increases in accrued expenses ($465,000), accounts payable ($360,000) and an increase in bad debt reserve ($100,000).

Cash used in investing activities for the nine months ended September 30, 2002, was $89,000, compared to $73,000 for the nine months ended September 30, 2001. The uses of cash were made up of capital equipment purchases during the periods. The Company anticipates an increase in capital expenditures to approximately $110,000 during fiscal 2002, in order to build its global sales and marketing infrastructure. The Company anticipates that capital expenses will be less than $20,000 during the remainder of 2002.

Cash provided by financing activities for the nine months ended September 30, 2002 was $1,031,000, as compared to $3,610,000 for the nine months ended September 30, 2001. Cash provided by investing activities for the first nine months of 2002 was principally due to proceeds from a note payable of $1,000,000. During the first nine months of 2001, the Company raised $2,000,000 from the sale of its Series B convertible preferred, $1,000,000 from the issuance of a 8% promissory note and $500,000 from the sale of common stock.

At September 30, 2002, the Company had cash and cash equivalents of $470,000, as compared to cash and cash equivalents of $4,498,000 at December 31, 2001.

Item 3:    Quantitative and Qualitative Disclosures about Market Risk

Approximately 14% of the Company’s revenues in the third quarter of 2002 were derived from sales outside of the United States, and its territories. For the nine months ended September 30, 2002, approximately 27% of the Company’s revenues were derived from sales outside of the United States, and its territories. These sales and related accounts receivable, the salaries of employees located outside of the United States and approximately 15% of selling, general and administrative expenses are denominated in foreign currencies, including British pounds and the Euro. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the US dollar.

As of September 30, 2002, the Company does not have any assets or liabilities that have the potential for market risk that would affect the operating results or cash flow of the Company and is not engaged in any hedging activity.

Item 4:    Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II.    Other Information

Item 1:    Legal Proceedings

In 2001, the Company commenced an arbitration proceeding in Texas against its former strategic partner, the Maytag Corporation (“Maytag”). In July 2002, in response to an Iowa court proceeding brought by Maytag which is discussed below, the Company filed an amended arbitration claim removing two of the Company’s pending claims from the Texas arbitration which claims may be filed as a future arbitration in Boston, Massachusetts. Maytag has made certain counterclaims against the Company in the arbitration and is seeking in excess of $70 million in damages under its counterclaims. The Company believes that Maytag’s claims are without merit and intend to vigorously defend against Maytag’s allegations.

In May 2002, Maytag filed a complaint in Iowa federal court seeking, among other things, to require that two of the Company’s claims originally filed and pending in the Texas arbitration be decided only in a separate arbitration proceeding in Boston, Massachusetts. Maytag’s complaint in the Iowa proceeding also alleges that the Company publicized false and misleading statements about Maytag’s use of the Company’s intellectual property in its residential appliances in a January 2002 press release and in certain other unidentified statements. Based upon this allegation, Maytag asserts claims that the Company caused false advertising with respect to Maytag’s goods and services that the Company has intentionally interfered with Maytag’s prospective business, that the Company has defamed Maytag and that the Company has unfairly competed with Maytag. Unlike Maytag’s counterclaims in the Texas arbitration proceeding, its complaint in the Iowa proceeding does not specify the dollar amount of damages sought. In July 2002, the Company filed a motion to dismiss the Maytag complaint or, in the alternative, stay the Iowa proceeding pending resolution of the Texas arbitration. Maytag has responded to this motion, but a hearing has not yet been scheduled. The Company intends to vigorously defend this action. The outcome of any litigation, however, is uncertain and an unfavorable outcome could have an adverse effect on our operating results and future operations. Since the outcome of the arbitration proceeding is uncertain, no adjustments have been made to the financial statements.

Item 2:    Changes in Securities and Use of Proceeds.

None

Item 3:    Defaults Upon Senior Securities

In July 2002, the Company issued a promissory note in the amount of $1,000,000 to Grand Cheer Company LTD (“Grand Cheer”), a principal stockholder of the Company, which is secured by 350 C-3 ovens. The Company was to pay approximately $2,800 per oven within five days of receipt of cash from the sale of the ovens. Approximately 150 ovens were sold and cash was received but no payment was made to Grand Cheer. The note was due on October 15, 2002. The note also provided that if the Company did not repay the note in full by October 15th, 2002, all remaining unvested warrants (666,667 warrants) previously granted to Grand Cheer would immediately vest. The Company incurred a non-cash finance charge of $200,000 which was payable upon the maturity of the note as a result of a reduction in the exercise price from $1.20 to $1.00 for 1,000,000 warrants previously issued to Grand Cheer upon its purchase of the Company’s Series B Convertible Preferred Stock. The $200,000 finance charge was recorded as interest expense during the third quarter of 2002. The Company is currently in default of this promissory note and is negotiating the restructuring of the loan, which is currently due and payable. The Company believes that it will be able to restructure the terms of this loan, however, there are no assurances that this will occur or that the terms of the restructured loan will be beneficial to the Company. Failure to restructure the loan would have a material adverse effect on the Company, which could include, among other things, repossession by Grand Cheer of the unsold ovens, which were pledged as collateral for the loan.

Item 4:    Submission of Matters to a Vote of Security Holders

None

Item 5:    Other Information

Vincent A. Gennaro joined the Company in October 2002 as Chief Executive Officer and Director, replacing Jeffrey B. Bogatin as the Company’s Chief Executive. Mr. Bogatin retained the position of Chairman of the Board with the Company. From July 2000 to October 2002 Mr. Gennaro served as a consultant, primarily in the foodservice industry.

Previously, Mr. Gennaro spent nineteen years at PepsiCo, most recently as President of Pepsi’s fountain beverage division. While at PepsiCo, Mr. Gennaro also held management positions in bottling operations and brand marketing at Pepsi-Cola and Frito divisions, respectively.

Item 6:    Exhibits and Reports on Form 8-K

(a)    Exhibits

99.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Promissory Note to Grand Cheer Company Ltd. dated July 11, 2002

(b)    Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TURBOCHEF TECHNOLOGIES, INC.

By: /s/ Stuart L. Silpe
Stuart L. Silpe Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Dated November 14, 2002

Certification of Principal Executive Officer

I, Vincent A. Gennaro, Chief Executive Officer of Turbochef Technologies, Inc., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Turbochef Technologies, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Vincent A. Gennaro
Vincent A. Gennaro Chief Executive Officer

Certification of Principal Financial Officer

I, Stuart Silpe, Chief Financial Officer of Turbochef Technologies, Inc., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Turbochef Technologies, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Stuart L. Silpe
Stuart L. Silpe Chief Financial Officer