Form 10-K
period 2002-12-31
TURBOCHEF TECHNOLOGIES INC
filed 2003-04-16
CIK 916545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

For Annual and Transition Reports pursuant to Sections 13 or

15(d) of the Securities Exchange Act of 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

             to

Commission File Number 0-23478

TurboChef Technologies, Inc.

(Exact name of Registrant as specified in its Charter)

DELAWARE	48-1100390
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

10500 Metric Drive, Suite 128 Dallas, Texas	75243
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(214) 379-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

Common Stock, $0.01 Par Value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Securities and Exchange Act of 1934). Yes ☐ No ☒

Aggregate Market Value of voting stock held by non-affiliates of the Registrant at

June 28, 2002: (the last business date of the Registrants most recently completed second fiscal quarter) $32,512,451

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at April 11, 2003
Common Stock, $0.01 Par Value	19,419,240

TURBOCHEF TECHNOLOGIES, INC.

Part I

Forward-looking Statements

Certain statements in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of TurboChef Technologies, Inc. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the ability to obtain additional financing necessary to continue operations; the likelihood of incurring future losses; the uncertainty regarding the Company’s ability to comply with the continued listing criteria necessary to maintain the listing of its common stock on NASDAQ; the Company’s significant purchase commitments; the effect of the long manufacturing cycle on cash flow; the uncertainly of the outcome of the arbitration proceeding with Maytag; the uncertainty of consumer acceptance of new products or technologies that may be offered by TurboChef; the success of the Company’s marketing strategy; the uncertainty inherent in new product development; potential liability for personal injury or property damage; the need to hire and retain key personnel; relationships with and dependence on third-party equipment manufacturers and suppliers; uncertainties relating to business and economic conditions in markets in which TurboChef operates; changing technologies and evolving industry standards; regulatory compliance burdens; the highly competitive environment in which TurboChef operates; competition in the markets served by TurboChef; uncertainties inherent in international manufacturing and sales including foreign currency fluctuations; uncertainty regarding strategic relationships and alliances and the ability to protect TurboChef’s proprietary information. The words “believe,” “expect,” “anticipate,” “intend,” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date of the statement was made. TurboChef undertakes no obligation to update any forward-looking statement.

Item 1. Business

General

TurboChef Technologies, Inc. (“TurboChef” or “the Company”) is engaged primarily in designing, developing and marketing its proprietary rapid cook technologies. TurboChef’s proprietary rapid cook oven, which requires no ventilation, employs a combination of high speed forced air and microwave energy to “cook-to-order” a variety of food products at faster speeds and to quality standards comparable, and in many instances superior to, other conventional commercial and residential ovens currently available.

TurboChef was incorporated under the laws of the State of Delaware in April 3, 1991. The Company’s principal executive offices are located at 10500 Metric Drive, Suite 128, Dallas, Texas 75243, and its telephone number is (214) 379-6000.

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

Through these unique features, the oven offers food service operators the ability to address many of the fundamental issues confronting the food service industry, namely slow top line revenue growth, weak return on average equity, a shortage of qualified labor and food waste.

The Company launched the current version of its commercial oven, the TurboChef C-3, in the second quarter of 2000. To date, the TurboChef C-3 rapid oven has provided cooking solutions to various quick service restaurants, convenience stores, hotels and traditional restaurants in the United Kingdom, Europe and the United States. In addition, the Company has provided cooking solutions to non-traditional operators in the food service business such as stadiums, movie theaters and service stations. As of March 1, 2003, there are approximately 1,050 C-3 ovens operating in the United Kingdom and Europe and approximately 1,125 C-3 ovens in the United States, Canada and Puerto Rico.

The Company currently sells its C-3 oven primarily through a direct sales force in North America and through equipment distributors in the United Kingdom and Europe. Until May 2001, the Company’s C-3 ovens were marketed in the United States through the Maytag Corporation (“Maytag”) and its subsidiary the G. S. Blodgett Corporation (“Blodgett”) pursuant to the terms of a series of agreements in which the Company granted them the exclusive right to sell its C-3 ovens in North America. Under the agreements the Company retained the right to sell directly outside of North America, with the exception of selling to U.S. based customers overseas. In the first quarter of 2001, the Company and Maytag entered into arbitration with respect to certain disputes under the agreements which arbitration is pending. (See Item 3: Legal Proceedings). In May 2001, the Company regained from Maytag and Blodgett the right to sell its C-3 ovens products directly in the United States and began building its own sales force to make direct oven sales. The Company’s primary sales office is located in Dallas, Texas. In addition, the Company has a sale office in the Netherlands.

In addition to its direct sales force, the Company is seeking to develop multiple distribution channels through the use of third-party distributors, manufacturer’s representatives, agents and wholesale food distributors. The Company is also considering entering into strategic marketing alliances with third parties who have established relationships or synergies with mutual prospective customers.

In the second quarter of 2000, TurboChef established a manufacturing venture with Shandong Xiaoya Group (“Xiaoya”), in China in which Xiaoya was granted the manufacturing rights for the C-3 oven. In March 2002, TurboChef signed a new agreement to purchase 5,000 C-3 ovens totaling approximately $14 million from Xiaoya by August 2003. In December 2002, the purchase requirement was extended for an additional 12 months to August 2004 and the Company agreed to purchase a minimum of 200 ovens per month. As a result of the Company’s current cash position, the Company is not currently satisfying the minimum purchase requirements (See Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources). As a result, Xiaoya could terminate the agreement at any time and seek monetary damages. Xiaoya is currently the Company’s sole supplier of C-3 ovens.

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

Newer ovens have begun to incorporate two or more of these conventional sources of energy. For example, some ovens employ microwaves and convection impingement or microwave and halogen light (a form of infra-red radiation). However, the Company does not believe that these systems provide the speed of cooking or achieve the same quality of cooked food that is achieved by the TurboChef rapid cook ovens.

The Company’s unique, patented oven couples rapidly circulating hot air with microwave energy. The close coupling of the two energy sources controlled by a microprocessor enables faster cooking at higher quality levels than is possible by each energy source operating independently. The air is forced down from the top of the oven and at the same time pulled out through a return path that results in a tight air wrap around food. This air wrap ensures that there is a constant interaction between the heated air and the entire surface area of the food product in the cooking cavity, resulting in not only evenly browned food products on the outside, but also creates temperature and moisture gradients that enable precisely targeted microwaves to energize water molecules that cook the food on the inside. The microwave energy is introduced from a direction directly opposite that of the direction of the airflow, thus capturing the food between the two opposing energy gradients resulting in faster cooking times and enhanced quality in the food products being cooked.

The circulated air is recycled though a proprietary catalytic converter system that breaks down the fumes and grease by-product resulting from the cooking process. This allows TurboChef to claim the C-3 oven offers a ventless cooking solution. In August 2002, TurboChef received Underwriter’s Laboratory (UL®) approval to operate the C-3 oven as a ventless oven. TurboChef believe that the operational efficiencies of a ventless solution are an important distinguishing feature of the TurboChef C-3 oven.

Other Products and Services

TurboChef has developed a Menu in a Minute System (“MIMs”) technology, which when combined with the C-3 oven, offers a system by which a food service operator can download menus and cook settings for use by that operator’s entire chain of restaurants through the use of a computer chip or internet connection. This MIMs technology will enable executive chefs of food service chains to program new cooking settings centrally and make changes to their menus with exact precision and very little added cost.

TurboChef also separately offers fee-based consulting services to its customers, where food service is not the primary source of revenue. These services include menu design, concept development and sourcing of food products.

TurboChef currently sells ceramic platters, cooking utensils and proprietary oven cleaner used in the C-3 oven. To date, such sales have not been material. The Company intends to expand these offerings as the base of installed ovens increases. The Company also offers replacement parts for profit after the expiration of the warranty period.

Opportunities and Strategy

The commercial food service market continues to experience rising real estate costs, increased food product costs and intense competition and a shortage of qualified labor. These factors have forced many commercial food service operators to become more efficient and cost effective in their food preparation. While many operators have initiated cost saving mechanisms in their kitchens, their available options have been somewhat limited. The Company believes that its patented technologies not only provide operators the opportunity to achieve operating cost savings (i.e., energy, ventilation, food waste and labor), but enables operators to produce quality meals in less time from a smaller, more efficient and less labor intensive kitchen.

The Company believes that its long-term success is dependent upon the effectiveness of its sales efforts in demonstrating the versatility of its commercial ovens in providing a solution to large food service operators that seek top-line revenue growth. The Company further believes that acceptance of its cooking technologies in commercial products can be leveraged in the marketing of any future residential products that the Company may introduce. The Company’s market research has revealed that “time” and “quality” are two of the most important considerations taken into account for food preparation. The Company believes that its products have proven that they can meet both the time and quality demand of the commercial food service marketplace. In addition, the Company believes that its patented cooking technology can be adapted for use in residential ovens should it decide in the future to pursue this market.

Marketing Strategy

TurboChef is primarily focused on sales of its products for use by commercial customers in the traditional and non-traditional food service markets. During 2001, the Company established its own sales force as a result of a shift in its marketing strategy to focus on direct sales in the United States. In Europe and the United Kingdom, the Company sells its C-3 ovens primarily through equipment distributors. Currently there are nine non-exclusive distributors of C-3 ovens in European countries including: Finland, Sweden, Iceland, Ireland, The Netherlands, Belgium, France, Spain, Greece, Switzerland and Germany. In March 2003, the Company signed a one-year agreement with an exclusive distributor in the United Kingdom. The Company intends to expand its relationships with manufacturer’s representatives and equipment dealers and, to the extent the Company has the necessary financial resources to expand the direct sales and marketing efforts worldwide. The strategy will target both the non-traditional as well as the traditional food service markets.

Non-Traditional Food Service: This market segment represents food service operations where food is not the primary source of the operation’s revenue. The TurboChef’s C-3 oven offers customers a cooking platform which provides the food service customer with the potential for an additional revenue source, while requiring little, if any, additional investments in equipment other than the oven itself, staff or training. TurboChef offers customers in this segment the opportunity to combine the TurboChef oven with TurboChef’s MIMs system and TurboChef’s optional consulting services to provide a full-service offering. The C-3 oven offers speed, quality, consistency, wide versatility of food offerings, allows for the use of minimally skilled, inexpensive labor and offers the potential for ventless operation. Customers in this segment include:

•	Hotels
•	Movie Theatres

•	Airports
•	Stadiums
•	Supermarkets
•	Convenience Stores

Traditional Food Service: This market segment is defined as food service operations where food is the operation’s primary source of revenue. The Company believes that while many of the characteristics sought by a traditional food service customer from a rapid cook oven are identical to those of the non-traditional food service customer, the needs of a traditional food service customer tend to be more specific around an existing menu and the cooking platform of the food service operation. Participants in this segment include:

•	Quick Service Restaurants
•	Fine Dining

During the 2002 fiscal year, the Company sold ovens to new customers such as Aramark, Costco, AMC Theaters, HMS Host, StatOil Sweden, Chevron, the U.S. Armed Services (Army, Navy, Air Force and Marines), Sodexho, Restaurant Associates, TCBY, Bellagio Hotels and others. The Company anticipates that it may sell additional ovens to these customers in 2003.

For the years ended December 31, 2001 and 2002, sales of the Company’s C-3 ovens were made to the following food service operators, respectively:

C-3 Oven Sales by Food Service Operator	2001	2002
Non-Traditional Food Service Operator
Hotels	19	22
Movie Theatres	17	65
Airports	12	41
Stadiums	20	80
Supermarkets	—	16
Convenience Stores	128	67
Other	—	37

	196	328

Traditional Food Service Operator
Quick Service Restaurants	200	693
Fine Dining	15	6

	215	699

Total Sales	411	1,027

During 2002 and 2001 the Company generated revenue from sales of its products to customers located in the United States, the United Kingdom and other countries in Europe and Asia. Total export sales to customers in the United Kingdom and countries in Europe and Asia for the fiscal years ended December 31, 2002 and 2001 were $2,079,000 and $2,284,000 respectively. These export sales accounted for approximately 26% and 72% of the Company’s total product sales, respectively, during 2002 and 2001.

For the years ending December 31, 2000 all revenues generated from product sales were the result of sales to customers in the United Kingdom, Europe and Asia. During these periods over 96% of product sales were made to customers located in the United Kingdom with the balance representing sales made to customers in Europe and Asia.

During the 2002 fiscal year, sales to Subway and its franchisees in the United States and Puerto Rico accounted for 45% of sales. During the 2001 fiscal year, sales to British Petroleum in the United Kingdom accounted for 35% of sales during fiscal 2000 sales to Little Chef, a subsidiary of Compass PLC, represented 71% of sales revenue. During each year, no other concentration of sales to one customer exceeded 10% of sales revenue.

Production and Supply

The Company has been and will continue to be dependent on third parties for the supply and manufacture of all of its component and electronic parts, including both standard components and specially-designed component parts, such as the printed circuit computer boards and wiring harnesses used in the TurboChef ovens. The Company generally does not maintain supply agreements with such third parties, but instead purchases components and electronic parts pursuant to purchase orders in the ordinary course of business. The Company is substantially dependent on the ability of its manufacturers and suppliers to, among other things, meet the Company’s design, performance and quality specifications. Failure by the Company’s manufacturers and suppliers to comply with these and other requirements could have a material adverse effect on the Company.

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

The Company’s manufacturing cycle, which extends from the execution of a purchase order for component parts until the actual shipment of finished product to the customer, generally ranges from sixteen to twenty four weeks.

In the second quarter of 2000, the Company established a manufacturing venture with Xiaoya in China which acts as the sole manufacturer of the Company’s C-3 oven. The Company received its first model C-3 commercial oven from Xiaoya in August 2001. In March 2002, the Company signed an agreement with Xiaoya to purchase 5,000 C-3 ovens totaling approximately $14 million by August 2003. In December 2002, this purchase requirement was extended for an additional 12 months to August 2004 and the Company agreed to purchase a minimum of 200 ovens per month. As a result of the Company’s current cash position, the Company is not currently satisfying the minimum purchase requirements (See Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources). As a result, Xiaoya could terminate the agreement at any time and seek monetary damages. Xiaoya is currently the Company’s sole supplier of C-3 ovens.

Research and Development

During the years ended December 31, 2002, 2001, and 2000, the Company incurred costs related to research and development activities in the amounts of approximately $400,000, $800,000 and $3,600,000, respectively. During 2000, substantially all of this research and development was funded from third parties. In 2001, the Company substantially completed the development related to its C-3 oven and focused new efforts on the development of the next generation commercial oven. Several prototypes have been developed recently and are currently being tested.

The Company intends to invest in the continued development of its core technologies and related applications and to continue improving the performance of its current commercial oven. The Company believes its technology can be readily adopted in a residential oven and has developed a prototype.

At this time, the Company’s strategy is to focus on opportunities in the non-traditional and traditional commercial food service markets and pursue opportunities in the residential oven market at such time when the Company believes it has the necessary financial resources to do so.

Competition

The commercial rapid cook segment of the foodservice equipment market is characterized by intense competition. The Company competes with numerous well-established manufacturers and suppliers of conventional commercial ovens, grills and fryers (including those that cook through the use of conduction, convection, induction, air impingement, infrared, halogen and/or microwave heating methods). In addition, the Company is aware of others who are developing, and in some cases have introduced, commercial ovens based on high-speed heating methods and technologies. Most of the Company’s competitors possess substantially greater financial, marketing, personnel and other resources than the Company and have established reputations relating to the development, manufacture, marketing and service of cooking equipment. Among the Company’s major competitors in the rapid cook segment of the foodservice equipment market are: The commercial foodservice equipment division of Enodis LLP, including, Lincoln Foodservice Products, Inc. and MerryChef; Quadlux, Inc.; Vulcan-Hart Corporation, a subsidiary of Premark International, Inc.; Groen, Inc., a subsidiary of Dover Corporation; Amana, Fujimak and Enersyst (a technology licensing company) and Duke Manufacturing Company.

Although the Company is not aware of any competitive products currently being marketed which it believes are functionally equivalent to the TurboChef cooking system (i.e., products that have the same capabilities to cook a variety of food items to the same high quality standards and speeds), there can be no assurance that other companies with greater financial resources are not or will not develop functionally equivalent competitive products in the near future.

Competition has also increased in the emerging residential rapid cook sector as well. Certain companies have already introduced products into the rapid cook sector, including; the General Electric Advantium (utilizing microwave and halogen light technology), the Quadlux Flashbake wall oven (utilizing infrared and invisible light technology), the Whirlpool Speedcook wall oven (utilizing convection, microwave and halogen light technology) and the Amana Lightwave (utilizing microwave and infrared light technology). In addition, other competitive products are scheduled to be launched in the near future including the GE Rapid Cook Wall Oven (utilizing microwave and other heat transfer technology). Although the Company currently does not have a residential product offering, it has developed a prototype residential oven and intends to enter into the residential oven appliance market at such time when it has the financial resources to do so. There can be no assurance that the Company will ever enter the residential oven market or if it does, that it can successfully market a residential oven.

Regulation and Accreditation

The Company is subject to regulations administered by various federal, state, local and international authorities, such as the United States Food and Drug Administration, the Federal Communication Commission, the European Community Council and the Japanese Government’s Ministry of International Trade (MITI) (including those regulations limiting radiated emissions from the Company’s cooking system products), which impose significant compliance burdens on the Company. Failure to comply with these regulatory requirements may subject the Company to civil and criminal sanctions and penalties. While the Company believes that its products are in compliance with all material applicable laws and regulations regulating such products, there can be no assurance of such compliance. The Company tests, from time to time, the ovens in order to confirm continued compliance with applicable regulatory requirements. Management believes that compliance with these laws and regulations will not require substantial capital expenditures or have a material adverse effect on the Company’s future operations.

New legislation and regulations, as well as revisions to existing laws and regulations (at the federal, state and local levels, in the United States and/or in foreign markets) affecting the foodservice equipment and residential appliance industries may be proposed in the future. Such proposals could affect the Company’s operations, result in material capital expenditures, affect the marketability of the Company’s existing products and technologies and/or could limit or create opportunities for the Company with respect to modifications of its existing products or with respect to its new or proposed products or technologies. In addition, an expanded level of operations of the Company in the future could require the Company to modify or alter its methods of operation at costs, which could be substantial and could subject the Company to increased regulation, and expansion of the Company’s operations into additional foreign markets may require the Company to comply with additional regulatory requirements.

The Company has received certification from Underwriter’s Laboratory (UL®) requirements relating to product safety accreditation standards and with the applicable requirements of the National Sanitation Federation (“NSF”) relating to cleanability and sanitation accreditation standards. UL® and NSF are agencies which have established certain standards for a variety of categorized products and can be engaged to inspect a manufacturer’s products for compliance with the applicable standards. Certification by each agency authorizes the marking of any such product with the agency’s labels, which indicates that the product is approved by the agency for such use. Such certifications, which require periodic renewal, only represent compliance with established standards and are not legally required. However, failure by the Company to comply with these accreditation standards in the future could have a material adverse effect on the Company’s marketing efforts. In addition, the Company has met the requirements necessary to apply the “CE” mark (which indicates compliance with the European Community Council directive relating to electromagnetic compatibility and low voltage) to its model C-3 TurboChef cooking systems. As an equipment manufacturer, the Company is allowed to “self-certify” compliance with this directive and has had an independent third party, TÜV America, a leading technical service company, attest to the results. The Company is required by law to meet this European Community Council directive in order to apply the “CE” mark and thereby sell its cooking systems in the European Union.

Warranty and Service

The Company generally offers purchasers a one-year limited warranty covering the TurboChef cooking system’s workmanship and materials, during which period the Company or its authorized service representative will make repairs and replace parts which become defective due to normal use. Pursuant to the Company’s warranty policy, the Company will accept the return of a cooking system that does not perform according to product specifications, within one year from the date of installation. Component parts furnished to the Company by its suppliers and manufacturers are generally covered by an one-year limited warranty and contract manufacturers furnish a limited warranty for any of their manufacturing or assembly defects. There can be no assurance that future warranty expenses incurred on the one-year warranty will not have a material adverse effect upon the Company.

In those areas where TurboChef cooking systems are located, the Company has established relationships with independent factory authorized service representatives who provide installation and/or repair services and carry a parts inventory. The Company expects its distributors to establish parts and service capabilities in the markets in which they sell TurboChef licensed products.

Insurance

The Company is engaged in a business which could expose it to possible liability claims from others, including from foodservice operators and their staffs, as well as from consumers, for personal injury or property damage due to design or manufacturing defects of the Company’s products or otherwise. The Company maintains various insurance policies, which the Company believes provides adequate coverage for the type of products it currently markets. In addition, the Company believes that its third-party suppliers and manufacturers currently maintain adequate levels of liability insurance. No assurance can be given that the Company’s insurance coverage will be adequate to cover any claim against the Company.

Patents and Proprietary Rights

The Company holds patents that cover certain fundamental aspects of the Company’s rapid cook technologies. The Company has pending patent applications or patents corresponding to one or more of these patents filed in at least seven countries (including the United States, Japan and various countries of the European Patent Convention). Its United States patents will expire at various dates between 2011 and 2018. The Company believes that its patents and patent applications provide it with a competitive advantage and that patent protection is important to the Company’s business. There can be no assurance as to the breadth or degree of protection which existing or future patents, if any, may afford the Company, or that any patent applications will result in issued patents, or that the Company’s patent rights will be upheld if challenged, or that competitors will not develop similar or superior methods or products outside the protection of any patents issued to the Company. (See Item 3: Legal Proceedings)

There is rapid technological development in the Company’s markets. Although the Company believes that its technologies have been independently developed and do not infringe the patents or intellectual property rights of others, certain components of the Company’s products could infringe patents, either existing or which may be issued in the future, in which event the Company may be required to modify its designs or obtain a license. No assurance can be given that the Company will be able to do so in a timely manner or upon acceptable terms and conditions; and the failure to do either of the foregoing could have a material adverse effect upon the Company’s business.

The Company believes that product and brand name recognition is an important competitive factor in the food service equipment industry. Accordingly, the Company promotes the TurboChef® name in connection with its marketing activities. The Company holds trademarks in the United States and United Kingdom for the TurboChef® and TurboChef Technologies, Inc® names. In certain countries in Europe, the Company licenses the TurboChef name from a third party.

The Company also relies on trade secrets and proprietary know-how, and typically enters into confidentiality and non-competition agreements with its employees and appropriate suppliers and manufacturers, to protect the concepts, ideas and documentation relating to its proprietary technologies. However, such methods may not afford the Company complete protection. There can be no assurance that others will not independently obtain access to the Company’s trade secrets and know-how or independently develop products or technologies similar to those of the Company. Since the Company believes that its proprietary technologies are important to its business, failure to protect such information could have a material adverse effect on the Company.

Employees

As of April 11, 2003 the Company employed 34 persons, of which 31 are full-time employees, including 4 executive officers and 3 senior managers. Of its employees, 5 are engaged in technological support and development, 17 in administration, and 12 in sales, marketing, and customer service. None of the Company’s employees are represented by labor unions. The Company considers its relations with its employees to be good.

Item 2 Properties

The Company owns no real estate. The Company leases approximately 20,698 square feet of space at 10500 Metric Drive, Dallas, Texas, which it uses for executive offices, technology development, limited assembly and other purposes, under a lease agreement, which expires on January 31, 2005. The annual base rental expense on this property is $193,000.

The Company believes that its facilities are generally well maintained, in good operating condition and adequate for its current needs.

Item 3 Legal Proceedings

In 2001, the Company commenced an arbitration proceeding in Texas against its former strategic partner, the Maytag Corporation (“Maytag”). In July 2002, in response to an Iowa court proceeding brought by Maytag which is discussed below, the Company filed an amended arbitration claim removing two of the Company’s pending claims from the Texas arbitration. Those claims have been filed in the Boston arbitration discussed below. Maytag has made certain counterclaims against the Company in the Texas arbitration and is seeking in excess of $70 million in damages under its counterclaims.

The Company believes that Maytag’s Texas claims are without merit and intends to vigorously defend against Maytag’s allegations.

In May 2002, Maytag filed a complaint in Iowa federal court seeking, among other things, to require that two of the Company’s claims originally filed and pending in the Texas arbitration be decided only in a separate arbitration proceeding in Boston, Massachusetts. Maytag’s complaint in the Iowa proceeding also alleges that the Company publicized false and misleading statements about Maytag’s use of the Company’s intellectual property in its residential appliances in a January 2002 press release and in certain other unidentified statements. Based upon this allegation, Maytag asserts claims that the Company caused false advertising with respect to Maytag’s goods and services that the Company has intentionally interfered with Maytag’s prospective business, that the Company has defamed Maytag and that the Company has unfairly competed with Maytag. Unlike Maytag’s counterclaims in the Texas arbitration proceeding, its complaint in the Iowa proceeding does not specify the dollar amount of damages sought. In July 2002, the Company filed a motion to dismiss the Maytag complaint or, in the alternative, stay the Iowa proceeding pending resolution of the Texas arbitration. On July 30, 2002, Maytag filed a Motion for Leave to File First Amended Complaint adding a claim that TurboChef failed to pay a promissory note in the amount of $327,478. On January 6, 2003, the Federal Court in the Iowa proceeding granted a summary judgment against TurboChef in the amount of $359,371.66, which is accrued and included in notes payable in the December 31, 2002 financial statements and stayed the remainder of Maytag’s claims pending the final resolution of the Texas claims.

Maytag has also initiated an arbitration in Boston, claiming damages in the amount in excess of $1,300,000 for failure to pay for ovens. TurboChef has filed its counterclaim alleging that Maytag breached its warranty and committed fraud and that TurboChef has been damaged in an amount in excess of $1,500,000.

The parties are currently seeking to negotiate a settlement. There can be no assurance that a settlement will be reached or that any settlement will be favorable to the Company.

The outcome of any litigation, however, is uncertain and an unfavorable outcome could have an adverse effect on our operating results and future operations. Since the outcomes of the arbitration proceedings are uncertain, no adjustments have been made to the financial statements.

Item 4 Submission of Matters to a Vote of Security Holders

On December 19, 2002, the Annual Meeting of Stockholders of the Company was held in Dallas, Texas. At the Annual Meeting, the Company’s stockholders elected four (4) individuals to serve as the Company’s Board of Directors until the next Annual Meeting of the Stockholders and until their successors are elected and duly qualified. The table presented below indicates the number of votes cast in favor of the election of such persons as directors and the number of votes withheld.

Name of Director	Number of Votes For	Withheld Votes
Jeffery B. Bogatin	16,065,974	296,365
Vincent A. Gennaro (1)	16,064,634	297,705
Donald J. Gogel	16,045,124	317,215
Mitchell E. Rudin	16,044,924	317,415

(1)	On April 15, 2003, Mr. Gennaro resigned from the Board of Directors.

In addition to the election of the Company’s Board of Directors, the stockholders approved the following proposal at the Annual Meeting:

A proposal to amend the Company’s 1994 Stock Option Plan, as amended, to increase the number of shares of Common Stock reserved for issuance under the plan by 2,000,000 shares. Aggregates of 8,967,912 shares were voted for this proposal, 480,389 shares voted against this proposal and 19,000 shares abstained. There were 6,895,038 broker non-votes with respect to this proposal.

Part II

Item 5 Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock traded on the over-the counter market through the NASDAQ National Market under the symbol “TRBO” from March 1, 1999 until July 11, 2001. Since July 12, 2001, the Company’s common stock has been listed on the NASDAQ Small Cap Market and since March 12, 2003 the Company’s common stock has traded under the symbol “TRBOC”. The Company expects that its common stock will be delisted from NASDAQ by mid-April 2003 and is likely to trade on the OTB Bulletin Board. The following table sets forth the high and low bid quotations for the common stock for the periods indicated as reported by NASDAQ. The per share quotations represent inter-dealer prices without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	Per Share Price
Period	High	Low
Fiscal Year 2002
First Quarter	$4.32	$2.40
Second Quarter	$2.93	$1.55
Third Quarter	$2.78	$0.47
Fourth Quarter	$1.28	$0.29

Fiscal Year 2001
First Quarter	$2.69	$0.75
Second Quarter	$2.50	$0.75
Third Quarter	$3.19	$2.00
Fourth Quarter	$5.68	$1.60

As of April 11, 2003, there were approximately 153 stockholders of record of the Company’s common stock. In addition, the Company believes that there are more than 400 round lot holders.

Dividends

The Company has not paid cash dividends on its common stock since its organization and does not expect to pay any cash dividends on the common stock in the foreseeable future. Rather, the Company intends to use all available funds for the Company’s operations and planned expansion of its business. The payment of any future cash dividends is at the discretion of the Company’s Board of Directors and will depend on future earnings, capital requirements, the Company’s financial condition and other factors deemed relevant by the Board of Directors.

The Company currently has two classes of convertible preferred stock, which have dividend rights that are senior to the rights of the common stockholders.

Equity Compensation Plan Table

See Item 12 of Part II.

Sales of Securities

In October 2002, the Company issued non-plan options to purchase 1,475,000 shares of common stock at an exercise price of $0.54 per share to Vincent Gennaro in connection with the commencement of Mr. Gennaro’s employment with the Company.

In December 2002, the Company issued warrants to purchase 250,000 shares of common stock at an exercise price of $1.03 per share in connection with an agreement with Banc of America to assist in raising capital for the Company. The warrants are exercisable immediately and expire in December 2007. These warrants are valued at $72,000.

The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with such issuances.

Item 6 Selected Financial Data

The following selected financial data as of December 31, 2002 and 2001, and for each of the fiscal years ended December 31, 2002, 2001 and 2000 has been derived from the Company’s audited financial statements, and should be read in conjunction with those statements, which are included in this Form 10-K. The following selected financial data as of December 31, 2000, 1999 and 1998, and for each of the fiscal years ended December 31, 1999 and 1998, has been derived from the Company’s audited financial statements, and should be read in conjunction with those statements, which are not included in this Form 10-K. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto which are included elsewhere in this Form 10-K.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(Amounts in Thousands, Except Share and Per Share Data)
Statement of Operations Data:
Revenues	$7,996	$3,230	$7,846	$7,063	$7,137

Operating loss	$(5,613)	$(6,026)	$(7,674)	$(8,005)	$(4,152)

Net loss	$(5,584)	$(6,031)	$(3,732)	$(8,779)	$(3,954)

Per share data

Net Loss per Share—basic and diluted	$(0.31)	$(0.41)	$(0.24)	$(0.59)	$(0.27)

Weighted Average Number of Shares Outstanding	18,903,708	16,206,808	15,602,211	14,983,486	14,611,724

Operating Results Data (units):
Model C oven sales	1,027	411	379	—	—
Model D oven sales	—	1	38	224	185

Total oven sales	1,027	412	417	224	185

	Year Ended December 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Working Capital/(Deficit)	$(467)	$4,485	$846	$14,484	$18,566

Total Assets	$5,387	$8,672	$5,722	$21,069	$20,800

Total Liabilities	$5,546	$3,645	$4,054	$11,218	$1,607

Accumulated Deficit	$(46,312)	$(40,458)	$(33,742)	$(30,010)	$(21,231)

Total Stockholders’ Equity/(Deficit)	$(159)	$5,027	$1,668	$9,851	$19,193

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

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

The Company launched the current version of its commercial oven, the TurboChef C-3, in the second quarter of 2000. To date, the TurboChef C-3 rapid cook oven has provided cooking solutions to various quick service restaurants, convenience stores, hotels and traditional restaurants in the United Kingdom, Europe and the United States. In addition, the Company has provided cooking solutions to non-traditional operators in the food service business such as stadiums, movie theatres and service stations. As of March 1, 2003, there are approximately 1,050 C-3 ovens operating in the United Kingdom and Europe and approximately 1,125 C-3 ovens in the United States, Canada and Puerto Rico.

The Company currently sells its C-3 oven primarily through a direct sales force in North America, and through equipment distributors in Europe and the United Kingdom. Currently there are nine non-exclusive distributors of C-3 ovens in European countries including: Finland, Sweden, Iceland, Ireland, The Netherlands, Belgium, France, Spain, Greece, Switzerland and Germany. In March 2003, the Company signed a one-year agreement with an exclusive distributor in the United Kingdom. Until May 2001, the Company’s C-3 ovens were marketed in the United States through Maytag and its subsidiary, Blodgett, pursuant to the terms of a series of agreements in which the Company granted them the exclusive right to sell its C-3 ovens in North America. Under the agreements the Company retained the right to sell directly outside of North America, with the exception of selling to U.S. based customers overseas. In the first quarter of 2001, the Company and Maytag entered into arbitration with respect to certain disputes under the agreements which arbitration is pending. (See Item 3: Legal Proceedings). In May 2001, the Company regained from Maytag and Blodgett the right to sell its C-3 ovens products directly in the United States and began building its own sales force to make direct oven sales. The Company’s primary sales office is located in Dallas, Texas. In addition, the Company has a sales office in the Netherlands.

In addition to its direct sales force, the Company is seeking to develop multiple distribution channels through the use of third-party distributors, manufacturer’s representatives, agents and wholesale food distributors. The Company is also considering entering into strategic marketing alliances with third parties who have established relationships or synergies with mutual prospective customers.

In the second quarter of 2000, TurboChef established a manufacturing venture with Xiaoya, in China in which Xiaoya was granted the exclusive manufacturing rights for the C-3 oven. In March 2002, TurboChef signed a new agreement to purchase 5,000 C-3 ovens totaling approximately $14 million from Xiaoya by August 2003. In December 2002, this purchase requirement was extended for an additional 12 months to August 2004 and the Company agreed to purchase a minimum of 200 ovens per month. As a result of the Company’s current cash position, the Company is not currently satisfying the minimum purchase requirements. As a result, Xiaoya could terminate the agreement at any time and seek monetary damages. Xiaoya is currently the Company’s sole supplier of C-3 ovens.

The Company has invested heavily in research, prototype development, strategic alliance development and sales and marketing personnel. As a result of these investments, and the limited revenues generated to date from sales of ovens, the Company has incurred substantial operating losses in each year of its operations (including net losses applicable to common stockholders of $5.9 million, $6.7 million and $3.8 million for the years ended December 31, 2002, 2001 and 2000, respectively), resulting in an accumulated deficit of $46.3 million as of December 31, 2002.

Critical Accounting Policies

In preparing the financial statements in conformity with accounting principals generally accepted in the United States, the Company uses statistical analyses, estimates and projections that affect the reported amounts and related disclosures and may vary from actual results. The Company considers the following accounting policy to be both important to the portrayal of its financial condition and the policy that requires the most subjective judgment. If actual results differ significantly from management’s estimates and projections, there could be a material effect on the Company’s financial statements.

Revenue Recognition

Revenue is recognized when substantially all obligations relating to a sale are completed. If the terms of a sale require installation, the revenue cycle is substantially complete after installation has occurred therefore, revenue is recognized upon installation. For sales where the customer has assumed the installation responsibility and sales to designated agents, substantially all obligations are completed at the time of shipment to the customer or the customer’s designated agent. Revenue for sales of replacement parts, ceramic platters, cooking utensils and proprietary oven cleaner is recognized upon shipment to the customer.

Product Warranty

The Company’s ovens are under warranty against defects in material and workmanship for a period of one year from the date of installation. Anticipated future warranty costs are estimated, based upon historical expenses, and are recorded in the period cooking systems are sold. Periodically, the Company’s warranty reserve is reviewed to determine if the reserve is sufficient to cover the repair costs associated with the remaining ovens under warranty. At this time, the Company believes that, based upon historical data over the last 18 months, the current warranty reserve is sufficient to cover the associated costs. If warranty costs trend higher, the Company would need to reserve a higher initial reserve as well as reserve the estimated amounts necessary to cover all ovens remaining under warranty. These additional reserves would be charged to cost of goods sold. These charges could have a material effect on the Company’s financial statements.

Foreign Exchange

During Fiscal 2002, approximately 26% of the Company’s revenues were derived from sales outside of the United States. These sales and subsequent accounts receivable, the salaries of employees located outside of the United States and approximately 15% of selling, general and administrative expenses are denominated in foreign currencies, principally British Pounds and Euros. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the US dollar. In addition, trade terms with customers outside of the United States are longer than with customers inside of the United States, which increases the potential of foreign exchange gains or losses. At this time, the Company does not engage in any foreign exchange hedging activities.

Results of Operations for the Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Revenues for the year ended December 31, 2002 were $7,996,000, compared to revenues of $3,230,000 for the year ended December 31, 2001. This increase is primarily attributable to the increase in the number of C-3 ovens sold during fiscal 2002. For the year ended December 31, 2002, the Company sold 1,027 ovens as compared to 412 ovens during the year ended

December 31, 2001. The average selling price of the C-3 oven declined by approximately 3% from the previous period. The decline in the average selling price of C-3 ovens is due in large part to a favorable sales price offered to Subway franchisees during 2002. Subway franchisees represented 45% of sales revenues in 2002. Subway purchased these ovens as part of a market test of certain new product initiatives. The Company has sold an additional 74 C-3 ovens to Subway franchisees during the first quarter of 2003, but does not anticipate material sales to this customer in the second quarter of 2003.

Cost of sales for the year ended December 31, 2002 were $4,715,000, an increase of $3,123,000 compared to $1,592,000 for cost of sales for the year ended December 31, 2001. The increase is principally due to an increase in the number of C-3 ovens sold during the year and a $190,000 increase in the warranty reserve associated with a three-year upgrade and service agreement with Whitbread covering the Company’s earlier generation commercial ovens . The average cost of sales of C-3 ovens declined approximately 3% percent in 2002. The decline resulted from favorable purchasing of component parts, as well as a lower purchase price negotiated from our third party manufacturer during 2002, partially offset by higher installation and delivery costs. The increase in the warranty reserve for Whitbread is due to the Company’s current default on an agreement dated February 2002, between Whitbread and TurboChef to terminate an extended warranty originally purchased in September 1999.

Cost of sales are calculated based upon the actual cost of the oven, the cost of any accessories supplied with the oven, an allocation of cost for freight, duties and taxes for the importation of the oven and a reserve for warranty. Cost of sales does not include any cost allocation for administrative and support services required to deliver or install the oven or an allocation of costs associated with the ongoing quality control of the Company’s manufacturer in China. These costs are recorded within selling, general and administrative expenses.

Gross profit on product sales for the year ended December 31, 2002 increased $1,643,000 to $3,281,000, when compared to gross profit on product sales of $1,638,000 during the year ended December 31, 2001. This increase is due primarily to the increase in the number of C-3 ovens sold during the year ended December 31, 2002, partially offset by an increase in the warranty reserve associated with our default under the Whitbread agreement.

Research and development expenses for the year ended December 31, 2002 decreased $361,000 to $413,000, as compared to $774,000 for the year ended December 31, 2001. The decrease in research and development expense principally relates to a reduction in payroll and related expenses of $241,000, a reduction in depreciation and amortization of equipment of $46,000 and a reduction of $58,000 related to the development of next generation oven prototypes.

Selling, general and administrative expenses for the year ended December 31, 2002 increased $1,591,000 to $8,481,000 from comparable expenses of $6,890,000 for the year ended December 31, 2001. This increase is due primarily to an increase in sales and marketing related expenses of $875,000, including increased payroll totaling $485,000, travel of $431,000 and advertising expenses totaling $59,000. In addition, general and administrative expenses increased $652,000, principally relating to increase in legal costs of $278,000 (predominantly related to the Maytag litigation—See Item 3: Legal Proceedings), a $178,000 increase in manufacturing support costs, a $125,000 increase in regulatory and accounting costs associated with managing a public company, a $100,000 general increase in the Company’s bad debt reserve, a $52,000 increase in occupancy expenses and a $46,000 increase in depreciation and amortization charges. These increases were partially offset by reductions in corporate insurance costs and payroll of $131,000 and $103,000, respectively.

Net other income/(expense) was $29,000 for the year ended December 31, 2002, compared to ($5,000) for the year ended December 31, 2001. The increase in other income was principally due to a $100,000 increase in foreign exchange gains. This was partially offset by a $31,000 increase in interest expense and a $23,000 decrease in interest income. The increase in interest expense relates to a non-cash financing charge of $200,000 associated with a loan from Grand Cheer. The decrease in interest income is due to lower cash balances during 2002.

Charges related to preferred stock dividends decreased by $35,000 for the year ended December 31, 2002, as compared to the year ended December 31, 2001. This was due to the conversion of the Company’s Series A Preferred Stock into common stock in March 2002.

The Company did not incur any charges associated with the conversion of its preferred stock or issuance of convertible notes during the year ended December 31, 2002.

Net loss decreased by $862,000 to $5,854,000 for the year ended December 31, 2002, as compared to $6,716,000 for the year ended December 31, 2001. The net loss per share declined to $0.31 from $0.41 a share, based on the weighted average number of shares outstanding of 18,903,708 and 16,206,808 for the years ended December 31, 2002 and 2001, respectively. The decrease in the net loss is principally due to the increase in C-3 ovens sales during Fiscal 2002. The increase in oven sales was partially offset by an increase in selling, general and administrative costs.

Results of Operations for the Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Revenues for the year ended December 31, 2001 were $3,230,000, compared to revenues of $7,846,000 for the year ended December 31, 2000. This decrease is primarily attributable to the receipt of $4,777,000 in research and development revenues and minimum royalties recorded in 2000, from Maytag and the Gas Research Institute. Research and development revenues from the Maytag commercial License Agreement ended in the second quarter of 2000. During 2001 the Company sold 412 ovens as compared to 417 ovens in 2000.

Cost of sales for the year ended December 31, 2001 were $1,592,000, a decrease of $2,254,000 compared to $3,846,000 for cost of sales for the year ended December 31, 2000. The decrease is principally due to an accrued warranty charge of $680,000 in fiscal 2000 and a reduction in cost of sales on C-3 oven sales. No additional warranty charges were deemed necessary during fiscal 2001. The warranty charge is associated with a three-year upgrade and service agreement with Whitbread covering the Company’s earlier generation commercial ovens. This extended warranty agreement was terminated in February 2002.

Cost of sales are calculated based upon the actual cost of the oven, the cost of any accessories supplied with the oven, an allocation of cost for freight, duties and taxes for the importation of the oven and a reserve for warranty. Cost of sales does not include any cost allocation for administrative and support services required to deliver or install the oven or an allocation of costs associated with the initial start up or ongoing quality control of the Company’s manufacturer in China. These costs are recorded within selling, general and administrative expenses.

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

Research and development expenses for the year ended December 31, 2001 decreased $2,780,000, to $774,000, as compared to $3,554,000 for the year ended December 31, 2000. The decrease in research and development expense principally relates to a reduction in payroll and related expenses of $668,000 and prototyping expenses of $1,533,000 in the first half of 2001. These expenses were reduced due to the completion of the Company’s C-3 commercial oven, as well as a decrease in personnel and expenses relating to research and development.

Selling, general and administrative expenses for the year ended December 31, 2001 decreased $1,230,000 to $6,890,000 from comparable expenses of $8,120,000 for the year ended December 31, 2000. This decrease is due primarily to a decrease in administrative expenses of $1,340,000 as a result of overhead reduction implemented in the first quarter of 2001. This was partially offset by increases in sales and marketing expenses of $59,000.

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

Charges related to preferred stock dividends increased by $248,000 for the year ended December 31, 2001, as compared to the year ended December 31, 2000. This was due to additional accrued dividends on the Company’s Series B and Series C Convertible Preferred Stock issued in 2001.

In the year ended December 31, 2001, the Company incurred a charge of $380,000 upon the issuance of its Series B Convertible Preferred Stock. This non-cash charge was based upon the fair value assigned to the conversion feature of the Series B preferred stock. There were no charges relating to the issuance of preferred stock during the year ended December 31, 2000.

Net loss increased by $2,927,000 to $6,716,000 for the year ended December 31, 2001, as compared to $3,789,000 for the year ended December 31, 2000. The net loss per share increased to $0.41 from $0.24 per share, based on the weighted average number of shares outstanding of 16,206,808 and 15,602,211 for the years ended December 31, 2001 and 2000, respectively. The increase in the net loss is principally due to a one time gain on the sale of a purchased put option of $5,022,000 in December 2000. This was partially offset by decrease in operating losses of $1,648,000 and reduction in interest and amortization expenses relating to the Company’s long term debt of $1,271,000, when compared to the year ended December 31, 2000.

Liquidity and Capital Resources

TurboChef’s capital requirements in connection with its product and technology development and marketing efforts have and will continue to be significant. Additional capital will be required to conduct normal business operations and to expand the Company’s operations. Since its inception, the Company has incurred significant operating losses and the losses may continue.

Although revenues from sales of C-3 ovens have improved in 2002 and the Company continues to be optimistic about sales prospects in the future, the Company has been unable to raise the necessary capital to continue normal business operations and expand the Company’s operations. As of April 11, 2003, the Company had cash and cash equivalents totaling approximately $400,000 and accounts receivable totaling approximately $480,000. Consequently, the Company has had to delay payment to critical suppliers of parts and purchases of C-3 ovens from Xiaoya, as well as extending accounts payables to preserve cash.

The Company anticipates that its current cash on hand, collections of its accounts receivable and cash from anticipated sales of ovens will be sufficient to meet certain of its critical obligations, primarily payroll, for the next several months. Moreover, the Company will require additional financing to support operations thereafter. In the event the Company’s cash position does not improve, the Company may not be able to purchase C-3 ovens, additional parts and components to manufacture C-3 ovens and to meet other critical obligations. Together, these factors impact the availability of ovens to generate sales in future periods and the Company’s ability to operate as a going concern. The Company continues to explore financing alternatives. However, no assurance can be made that the Company will generate the necessary sales of ovens or obtain proceeds from the sale of securities or other financing sources to generate the necessary working capital. As a result of these conditions, the independent certified public accountant’s report on the Company’s financial statements for the year ended December 31, 2002 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.

The Company has, and will continue to hold inventory, due to its long manufacturing cycle. As of December 31, 2002, the Company held $1,135,000 of finished goods inventory (ovens), $124,000 of demonstration inventory (ovens used for customer demonstrations, tests and pilot programs) and $695,000 of parts inventory (used for manufacturing and service). The Company offers demonstration inventory free of charge or at reduced prices to certain potentially large customers, who wish to test and evaluate an oven prior to purchase.

In March 2002, the Company agreed to purchase 5,000 C-3 ovens from Xiaoya totaling approximately $14 million over a seventeen month period. In addition, in connection with the manufacturing agreement the Company will be required to use working capital to purchase certain component parts that will be supplied to Xiaoya for use in the ovens. Although the Company entered into the agreement with Xiaoya in anticipation that its sales of C-3 ovens will increase from current levels, there can be no such assurance that any sales will materialize. The Company does not currently have a significant number of purchase orders or firm commitments to meet its purchase commitments in the future. In December 2002, this purchase requirement was extended for an additional 12 months to August 2004 and the Company agreed to purchase a minimum of 200 ovens per month. As a result of the Company’s cash position, the Company is not currently satisfying the minimum purchase requirement. As a result, Xiaoya could terminate the agreement at any time and seek monetary damages. Xiaoya is currently the Company’s sole supplier of C-3 ovens.

In September 1999, the Company entered into an agreement to upgrade and warranty 262 ovens installed with Whitbread Group PLC (“Whitbread”). The Company received approximately $1.4 million from Whitbread to complete the upgrade and provide a three-year extended warranty to each of the ovens. The oven upgrades include design changes that were to substantially increase the life and durability of the ovens. These upgrades were completed in February 2000. The $1.4 million had been used to offset expenses relating to the upgrade and warranty as incurred. During 2000, the Company accrued an additional $985,000, respectively, for expenses in excess of payments from Whitbread, relating to the completion of the upgrade and remainder of the warranty period. No additional costs were incurred during Fiscal 2001. In February 2002, the Company and Whitbread entered into an agreement to terminate an extended warranty originally purchased in September, 1999. Under the new agreement, TurboChef was required to pay Whitbread £460,000 (approximately $670,000) plus VAT (value added tax) over a 24 month-period. In return, Whitbread would release TurboChef from its obligation to continue its warranty on 260 older model ovens. On signing the agreement, TurboChef made an initial payment to Whitbread of £50,000 (approximately $72,000) plus VAT and is further required to pay £15,000 (approximately $22,000) plus VAT a month for the next 24 months, with a final payment of £50,000 plus VAT due the final month. The Company has not made the November 2002 through April 2003 payments and is currently in default of the agreement. As a result of the default, the estimated warranty liability was recorded as a warranty liability as of December 31, 2002.

In November 2001, the Company purchased $504,000 of parts and oven inventory from Maytag. The Company paid $177,000 in cash and issued a promissory note in the amount of $327,000 for the remaining balance of this purchase. The note was payable in two installments of $131,000 payable in May 2002 and $196,000 payable in November 2002 plus accrued interest. The interest rate of this note is the prime rate as published in The Wall Street Journal plus 2% (6.25% as of December 31, 2002). The Company has not made any payments on the note and is currently in default. From and after the occurrence of a default, the interest rate of this note is the prime rate as published in The Wall Street Journal plus 5%. On January 6, 2003, Maytag obtained a summary judgment against TurboChef is the amount of $359,372. The parties are negotiating a settlement of all outstanding issues. There can be no assurance that a settlement will be reached, or that if reached, the settlement will be favorable to the Company (See Item 3: Legal Proceedings).

In the first quarter of 2002, the Company expanded its direct sales and marketing efforts. As a result of slower than anticipated sales of ovens the Company has taken actions to reduce the level of fixed overhead. In the second quarter of 2002, the Company closed its United Kingdom office and reduced its sales personnel. During the third quarter of 2002, the Company made the decision to close its New York, which was closed on January 31, 2003, and consolidate all activities into the Company’s Dallas office. These changes are expected to result in annual cost savings of $1,500,000 which may be offset in part by the Company’s increased use of outsourced support services. The Company will also consider hiring new employees when the Company believes it has the necessary resources to do so. The Company does not currently anticipate any significant increases in lease payments or any other long-term fixed obligations from current levels during fiscal 2003.

In July 2002, the Company issued a non-interest bearing promissory note in the amount of $1,000,000 to Grand Cheer Company Limited (“Grand Cheer”), a principal stockholder of the Company, which was secured by 350 C-3 ovens. The Company agreed to pay approximately $2,800 per oven upon five days of receipt of cash from the sale of the ovens. All of the ovens were sold and cash received but no payment was made to Grand Cheer. The note was due on October 15, 2002. The note also provided that if the Company did not repay the note in full by October 15, 2002, all remaining unvested warrants (666,667 warrants) previously issued to Grand Cheer would immediately vest. The Company incurred a non-cash finance charge of $200,000 which was payable by offsetting the exercise price of the 1,000,000 warrants previously issued to Grand Cheer upon its purchase of the Company’s Series B Convertible Preferred Stock. The $200,000 finance charge was recorded as interest expense during the third quarter of 2002. The Company has not made any payments under this note, which is in default and is currently due and payable. Failure to restructure the loan would have a material adverse effect on the Company. For a description of certain issues that have been raised regarding the ownership or control of Grand Cheer, see “Item 13. Certain Relationships and Related Transactions.”

At December 31, 2002, the Company had a working capital deficit of ($467,000) as compared to working capital of $4,485,000 at December 31, 2001. The $4,952,000 working capital decrease from December 31, 2001 resulted primarily from the use of cash to fund the net loss of $5,584,000 incurred during fiscal 2002 and the purchase of parts and finished good inventory.

Cash used in operating activities was $4,789,000 for the year ended December 31, 2002, as compared to cash used in operating activities of $6,662,000 for the year ended December 31, 2001. The net loss of $5,584,000 in 2002 included $708,000 of non-cash charges (depreciation, amortization, non-cash interest, and non-cash compensation expenses), compared to $561,000 (depreciation, amortization, discount on convertible note, non-cash interest and non-cash compensation expense) in 2001. Net cash used in operating activities in 2002 was negatively impacted by an $802,000 increase in accounts receivable and a $280,000 increase in inventory. These operating cash requirements were partially offset by a $795,000 increase in accounts payable and a $293,000 increase in accrued expenses.

Cash used in investing activities for the year ended December 31, 2002, was $113,000 compared to $172,000 for the year ended December 31, 2001. This decrease was primarily the result of a reduction in capital expenditures of $71,000, as compared to the year ended December 31, 2001. This was due to additional cost cutting measures put in place during the second half of 2002. The Company anticipates an increase in capital expenditures to approximately $300,000 during fiscal 2003, in order to build its global sales and marketing infrastructure. All capital expenditures will be dependent upon achieving adequate working capital.

Cash provided by financing activities for the year ended December 31, 2002 was $1,033,000 as compared to 9,915,000 for the year ended December 31, 2001. In Fiscal 2002, the primary source of cash from financing activities was from a loan from Grand Cheer of $1,000,000. In Fiscal 2001, the Company raised $2,000,000 from the sale of its Series B convertible preferred stock, $1,000,000 from the issuance of a convertible note payable, sold common stock totaling $6,049,000 and raised an additional $539,000 from the exercise of stock options during the year.

At December 31, 2002, the Company had cash and cash equivalents of $629,000, compared to cash and cash equivalents of $4,498,000 at December 31, 2001.

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	-0-	-0-	-0-	-0-	-0-
Capital Lease Obligations	-0-	-0-	-0-	-0-	-0-
Operating Leases	$46,000	31,000	15,000	-0-	-0-
Purchase Obligations	$11,600,000	6,960,000	4,640,000	-0-	-0-
Other Long-Term Obligations	$1,402,000	1,193,000	209,000	-0-	-0-

Total Contractual Obligations	$13,048,000	$8,184,000	$4,864,000	$-0-	$-0-

Backlog

As of December 31, 2002, the amount of backlog orders believed to be firm was approximately $0.2 million, as compared to approximately $0.3 million as of December 31, 2001. The December 2002 backlog was filled during the first quarter of 2003. As of March 14, 2003 the amount of backlog orders believed to be firm was approximately $0.1 million, as compared to approximately $0.1 million as of March 31, 2002. The backlog, as of March 31, 2003, is expected to be filled by year end.

Authoritative Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143). This statement requires that the fair value for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made, and that the carrying amount of the asset, including capitalized asset retirement costs, be tested for impairment. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Adoption of this standard is not expected to have a material effect on our consolidated financial statements.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of Statement of Financial Accounting Standards No. 4, 44, and 64, Amendment of Statement of Financial Accounting Standards No. 13, and Technical Corrections (SFAS 145). This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other non-substantive corrections to authoritative accounting literature. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. Adoption of this standard is not expected to have a material effect on our consolidated financial statements. The Company will apply this guidance prospectively.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. Adoption of this standard is not expected to have a material effect on our consolidated financial statements.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Gurantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, which disclosures are effective for financial statements issued after December 15, 2002. Adoption of this standard is not expected to have a material effect on our consolidated financial statements.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS 148), which amended Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation (SFAS 123). The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement is effective for financial statements with fiscal years ending after December 15, 2002. In compliance with SFAS 148, the Company has elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have made the applicable disclosures.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (FIN No. 46). FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity, to decide whether to consolidate that entity. The Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Adoption

Risk Factors

The Company operates in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect the Company’s operations. The following highlights some of the factors that have affected, and in the future could affect, the Company’s operations.

Risks Relating to the Company’s Financial Condition and Operating Results

The Company’s auditors expressed substantial doubt about the Company’s ability to continue as a going concern in their audit report for the fiscal year ended December 31, 2002.

The Company’s auditors have included an explanatory paragraph in their audit opinion with respect to the Company’s consolidated financial statements at December 31, 2002. The paragraph states that The Company’s recurring losses from operations and resulting continued dependence on access to external financing sources and new sales raise substantial doubt about the Company’s ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect the Company’s relationship with customers and suppliers and have an adverse effect on the Company’s ability to obtain additional financing.

Because the Company has not generated positive cash flow and its capital requirements are significant, if the Company is unable to obtain financing when needed, the Company may be required to curtail or cease its operations.

TurboChef’s capital requirements in connection with its marketing efforts, continuing product development and purchases of inventory and parts are expected to be significant for the foreseeable future. Historically, cash generated from operations have not been sufficient to fund the Company’s capital requirements. The Company anticipates that its current cash on hand, collections of its accounts receivable and cash from anticipated sales of ovens will be sufficient to meet certain of its critical obligations, primarily payroll, for the next several months. Moreover, the Company will require additional financing to support operations thereafter. In the event the Company’s cash position does not improve, the Company may not be able to purchase C-3 ovens, additional parts and components to manufacture C-3 ovens and to meet other critical obligations. Together, these factors impact the availability of ovens to generate sales in future periods and the Company’s ability to operate as a going concern. The Company continues to explore financing alternatives. However, no assurance can be made that the Company will generate the necessary sales of ovens or obtain proceeds from the sale of securities or other financing sources to generate the necessary working capital.

The Company has been dependent upon sales of its securities to fund its operations. If the Company is unable to raise additional financing if needed, the Company may be required to curtail its operations.

The Company has historically relied upon sales of securities to fund its operations. The Company has no current arrangements with respect to, or sources of, additional financing. Even if additional funds are available, the Company may not be able to obtain them on a timely basis or on terms acceptable to the Company. Failure to obtain additional funds when required would result in inadequate capital to operate the Company’s business in accordance with its plans and require the Company to cut back the Company’s operations, which could result in a further decline in revenues, or to cease its operations.

The Company has incurred significant historical losses and expects to continue to incur losses in the future.

The Company has incurred net losses applicable to common stockholders of $5.9 million, $6.7 million and $3.8 million during the fiscal years ended December 31, 2002, 2001 and 2000, respectively. Losses are continuing through the date of this report. The Company had an accumulated deficit of approximately $46.3 million as of December 31, 2002. If the Company does not achieve significantly increased sales levels, losses will increase. There can be no assurance that the Company will be able to achieve profitable operations in the future.

The Company has committed to purchase 5,000 of C-3 ovens for approximately $14 million from the Company’s sole manufacturing source, regardless of whether the Company has customers for these ovens.

The Company entered into a manufacturing agreement with Shandong Xiaoya Group (“Xiaoya”) pursuant to which the Company is committed to purchase 5,000 C-3 ovens totaling approximately $14 million by August 2004. In addition, TurboChef agreed to purchase a minimum of 200 ovens per month. The Company is committed to purchase these ovens, regardless of whether the Company has made corresponding sales. However, the Company is currently not purchasing 200 units per month. If sales of ovens do not increase significantly, the Company will be forced to acquire excess inventory and may not have the funds necessary to make the purchases required under the agreement. If the Company were to breach the agreement

Xiaoya could terminate the agreement at any time and seek monetary damages. Moreover, Xiaoya is the Company’s sole supplier of C-3 ovens. If Xiaoya were unable to produce ovens, in accordance with the Company’s scheduled delivery requirements and its quality specifications, the Company’s ability to generate sales may be materially impacted.

Because of the Company’s long manufacturing cycle, the Company holds significant levels of inventory prior to making sales, which requires the Company to use cash in advance of sales and could adversely affect its operating results and cash flows if sales are generated at a slower rate than anticipated.

Due to the long manufacturing cycle for its ovens, the Company holds a significant level of inventory. As of December 31, 2002, the Company held $1,135,000 of finished goods inventory (ovens) and $819,000 of parts and demonstration inventory. This process requires the Company to use working capital early in the manufacturing cycle and without any certainty of corresponding sales being made. In addition, the Company is party to a contract with its manufacturer of ovens which requires the Company to purchase $14 million of ovens by August 2004. Should sales of ovens fail to materialize, or materialize at slower than anticipated rates, additional working capital will be required to hold component parts and purchase completed ovens and the Company’s operating results will be adversely affected.

The Company expects that its common stock will be delisted from Nasdaq by mid-April 2003.

The Company is currently not in compliance with Nasdaq’s requirement to maintain stockholder’s equity of at least $2.5 million and Nasdaq minimum $1.00 per share bid price requirement for the Company’s common stock. In addition, the Company is not in compliance with Nasdaq’s independent director and audit committee composition requirements. Nasdaq had granted the Company a temporary exception from these standards and required the Company to be in compliance by April 14, 2003. The Company has been unable to satisfy these requirements because it was unable to raise the necessary equity financing and because its common stock continued to trade below $1.00. As a result, the Company’s common stock is expected to be delisted by Nasdaq in mid-April 2003.

Risks Relating to the Company’s Products

Because the market for TurboChef’s products is an emerging market, the Company will be required to undertake significant marketing efforts to achieve market acceptance, the success of which can not be predicted.

The rapid cook commercial oven segment of the food service equipment industry is an emerging market. As is typical with new products based on innovative technologies, demand for and market acceptance of the TurboChef ovens are subject to a high level of uncertainty. Achieving market acceptance for the TurboChef ovens will require substantial marketing efforts and the expenditure of significant funds to increase the food service industry’s familiarity with TurboChef and to educate potential customers as to the distinctive characteristics and perceived benefits of the TurboChef oven and its technologies. There can be no assurance that the Company will have available the funds necessary to achieve such acceptance or that the Company’s efforts will result in significant commercial acceptance.

If the Company’s marketing strategy is not successful, the Company will incur significant expenses and its operating results will be adversely affected.

Historically, TurboChef has engaged a limited direct sales force. The Company intends to incur significant expense to expand its direct sales force. If the Company’s efforts are unsuccessful or its direct sales force is unable to generate significant additional revenue, the Company will incur significant cash expenditures, without achieving a corresponding increase in revenues, which will adversely affect the Company’s operating results and future prospects.

The Company is subject to risks associated with developing products based on innovative technologies, which could delay product introductions and result in significant capital expenditures.

The Company continually seeks to refine and improve upon the physical attributes, utility and performance of the TurboChef oven. Moreover, the Company is subject to many risks associated with the development of new products based on innovative technologies, including unanticipated technical or other problems and the possible insufficiency of the funds allocated for the completion of such development, which could result in a substantial change in the design, delay in the development, or abandonment of new applications and products. Consequently, there can be no assurance that the Company will develop or successfully commercialize ovens incorporating technology superior to that contained in its C-3 oven technology or that additional products will be successfully developed or that if developed they will meet current price or performance objectives, be developed on a timely basis or prove to be as effective as products based on other technologies. The inability to successfully complete development of a product or application or a determination by the Company, for financial, technical or other reasons, not to complete development of any product or application, particularly in instances in which we have made significant capital expenditures, could have a material adverse effect on the Company’s operating results and operations.

The nature of the Company’s business exposes the Company to potential liability.

The Company is engaged in a business which could expose it to possible liability claims from others, including from food service operators and their staffs, as well as from consumers, for personal injury or property damage due to design or manufacturing defects or otherwise. There can be no assurance that the Company’s insurance or that of any third-party manufacturer will be sufficient to cover potential claims or that an adequate level of coverage will be available in the future at reasonable cost. A partially insured or a completely uninsured successful claim against the Company could have a material adverse effect on the Company’s operating results and future operations and prospects.

Risks Relating to the Company’s Relationships with Third Parties

The Company is dependent upon third-party suppliers and manufacturers and does not control their activities.

The Company generally does not maintain supply agreements with such third parties but instead purchases components and electronic parts pursuant to purchase orders in the ordinary course of business. Some of the Company’s specially-designed components used in the Company’s oven are sourced from a limited number of suppliers. TurboChef is and will continue to be substantially dependent on the ability of the Company’s suppliers to, among other things, meet the Company’s design, performance and quality specifications. Their failure to supply, or delay in supplying the Company with ovens or components could adversely affect the Company’s profit margin and its ability to meet its delivery schedules on a timely and competitive basis.

The Company is subject to the risks and uncertainties of foreign manufacturing which could interrupt the Company’s operations.

All of the Company’s products are manufactured in China. The Company is subject to various risks inherent in foreign manufacturing, including:

•	increased credit risks;
•	tariffs, duties and other trade barriers;
•	fluctuations in foreign currency exchange rates;
•	shipping delays; and
•	international political, regulatory and economic developments.

Any of these developments could have a significant impact on the Company’s manufacturer’s ability to deliver the Company’s products, increase the Company’s costs of goods and/or interrupt its operations. If these goods were destroyed or damaged during shipment, TurboChef could lose sales opportunities and its operations and financial position could be adversely affected.

Risks Relating to the Company’s Technologies and Intellectual Property

An increase in warranty expenses could adversely affect the Company’s operating results.

TurboChef offers purchasers of its ovens a one-year limited warranty covering the system’s workmanship and materials, during which period the Company or its authorized service representative will make repairs and replace parts that have become defective due to normal use. The Company estimates for and records its future warranty costs based upon past expenses. Future warranty expenses on the one-year warranty, however, may exceed the Company’s estimates, which, in turn, could have a material adverse effect on its results of operations.

If TurboChef is unable to protect its patents, trademarks and other intellectual property, the Company’s business could be materially adversely affected.

There can be no assurance as to the breadth or degree of protection which existing or future patents, if any, may afford the Company, that any patent applications will result in issued patents, that the Company’s patents, pending patents, registered trademark or registered servicemark will be upheld if challenged or that competitors will not develop similar or superior methods or products outside the protection of any patent issued to the Company. There can be no assurance that the Company will have all of the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action.

The Company also relies on trade secrets and proprietary know-how and employs various methods to protect the concepts, ideas and documentation of its proprietary technologies. However, those methods may not afford complete protection and there can be no assurance that others will not independently develop similar know-how or obtain access to the Company’s know-how, concepts, ideas and documentation.

Furthermore, although the Company has and expects to have confidentiality and non-competition agreements with its employees and appropriate suppliers and manufacturers, there can be no assurance that these arrangements will adequately protect the Company’s trade secrets or that others will not independently develop products or technologies similar to the Company’s.

If TurboChef’s products or intellectual property violates the rights of others, the Company may become liable for damages.

In the event the Company’s existing or any future products, trademarks, servicemarks, other proprietary rights infringe patents, trademarks, servicemarks or proprietary rights of others, the Company could become liable for damages and may be required to modify the design of its products, change the name of its products or obtain a license. There can be no assurance that the Company will be able to do so in a timely manner, upon acceptable terms and conditions, or at all. The failure to do any of the foregoing could have a material adverse effect upon the Company’s ability to manufacture and market its products.

If the Company is unable to keep up with changing technology and evolving industry standards, the Company’s products may become obsolete.

The market for the Company’s products and technologies is characterized by changing technology and evolving industry standards. The Company will not be able to compete successfully unless it continually enhances and improves its existing products, completes development and introduces to the marketplace in a timely manner the Company’s proposed products, adapts its products to the needs of the Company’s customers and potential customers and evolving industry standards, and continues to improve operating efficiencies and lowers manufacturing costs. Moreover, competitors may develop technologies or products that render the Company’s products obsolete or less marketable.

Other Risks

Because of the intense competition in the market in which the Company competes and the strength of some of its competitors, the Company may not be able to compete effectively.

The rapid cook segment of the food service equipment market is characterized by intense competition. The Company competes with numerous well-established manufacturers and suppliers of commercial ovens, grills and fryers (including those which cook through the use of conduction, convection, induction, air impingement, infrared, and/or microwave heating methods). In addition, the Company is aware of others who are developing, and in some cases have introduced, new ovens based on high-speed heating methods and technologies. There can be no assurance that other companies with the financial resources and expertise that would encourage them to attempt to develop competitive products, do not have or are not currently developing functionally equivalent products, or that functionally equivalent products will not become available in the near future. Most of the Company’s competitors possess substantially greater financial, marketing, personnel and other resources than the Company and have established reputations relating to product design, development, manufacture, marketing and service of cooking equipment.

TurboChef’s business subjects it to significant regulatory compliance burdens.

The Company is subject to regulations administered by various federal, state, local and international authorities, including those limiting radiated emissions from oven products, which impose significant compliance burdens on us. Failure to comply with these regulatory requirements may subject the Company to civil and criminal sanctions and penalties. While the Company believes that the Company and its products are in compliance in all material respects with all laws and regulations applicable to such models, including those administered by the United States Food and Drug Administration, the Federal Communications Commission, the European Community Council and the Japanese Government’s Ministry of International Trade there can be no assurance of such compliance. Moreover, new legislation and regulations, as well as revisions to existing laws and regulations, at the federal, state, local and international levels may be proposed in the future affecting the foodservice equipment industry. These proposals could affect the Company’s operations, result in material capital expenditures, affect the marketability of our existing products and technologies and/or could limit opportunities for the Company with respect to modifications of our existing products or with respect to the Company’s new or proposed products or technologies. In addition, expansion of the Company’s operations into new markets may require it to comply with additional regulatory requirements. There can be no assurance that the Company will be able to comply with additional applicable laws and regulations without excessive cost or business interruption, and failure to comply could have a material adverse effect on the Company.

The Company is subject to the risk of financial loss from foreign currency fluctuations.

Approximately 26% of the Company’s revenues are derived from sales outside of the United States. These sales, as well as salaries of employees located outside of the United States and approximately 15% of the Company’s other expenses, are denominated in foreign currencies, including British pounds and the Euro. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the U.S. dollar.

The Company is involved in an arbitration proceeding which, if the outcome were unfavorable, would adversely affect the Company’s operating results and future operations.

In 2001, the Company commenced an arbitration proceeding in Texas against its former strategic partner, the Maytag Corporation (“Maytag”). In July 2002, in response to an Iowa court proceeding brought by Maytag which is discussed below, the Company filed an amended arbitration claim removing two of the Company’s pending claims from the Texas arbitration. Those claims have been filed in the Boston arbitration discussed below. Maytag has made certain counterclaims against the Company in the Texas arbitration and is seeking in excess of $70 million in damages under its counterclaims.

The Company believes that Maytag’s Texas claims are without merit and intends to vigorously defend against Maytag’s allegations.

In May 2002, Maytag filed a complaint in Iowa federal court seeking, among other things, to require that two of the Company’s claims originally filed and pending in the Texas arbitration be decided only in a separate arbitration proceeding in Boston, Massachusetts. Maytag’s complaint in the Iowa proceeding also alleges that the Company publicized false and misleading statements about Maytag’s use of the Company’s intellectual property in its residential appliances in a January 2002 press release and in certain other unidentified statements. Based upon this allegation, Maytag asserts claims that the Company caused false advertising with respect to Maytag’s goods and services that the Company has intentionally interfered with Maytag’s prospective business, that the Company has defamed Maytag and that the Company has unfairly competed with Maytag. Unlike Maytag’s counterclaims in the Texas arbitration proceeding, its complaint in the Iowa proceeding does not specify the dollar amount of damages sought. In July 2002, the Company filed a motion to dismiss the Maytag complaint or, in the alternative, stay the Iowa proceeding pending resolution of the Texas arbitration. On July 30, 2002, Maytag filed a Motion for Leave to File First Amended Complaint adding a claim that TurboChef failed to pay a promissory note in the amount of $327,478. On January 6, 2003, the Federal Court in the Iowa proceeding granted a summary judgment against TurboChef in the amount of $359,371.66, which is accrued and included in notes payable in the December 31, 2002 financial statements and stayed the remainder of Maytag’s claims pending the final resolution of the Texas claims.

Maytag has also initiated an arbitration in Boston, claiming damages in the amount in excess of $1,300,000 for failure to pay for ovens. TurboChef has filed its counterclaim alleging that Maytag breached its warranty and committed fraud and that TurboChef has been damaged in an amount in excess of $1,500,000.

The parties are currently seeking to negotiate a settlement. There can be no assurance that a settlement will be reached or that any settlement will be favorable to the Company.

The outcome of any litigation, however, is uncertain and an unfavorable outcome could have an adverse effect on our operating results and future operations. Since the outcomes of the arbitration proceedings are uncertain, no adjustments have been made to the financial statements.

The loss of key management or technology personnel would adversely impact the Company’s business.

The Company believes that its ability to successfully implement our business strategy is dependent on the Company’s key personnel. The loss of services of one or more of these individuals might hinder the achievement of the Company’s development objectives. There can be no assurance that TurboChef will continue to be able to hire and retain the qualified personnel needed for its business. The loss of the services of or the failure to recruit key technical personnel could adversely affect the Company’s business, operating results and financial condition. The Company currently does not have any employment agreements in place with either its management or technology personnel.

Item 7A Quantitative and Qualitative Disclosures about Market Risk

During Fiscal 2002, approximately 26% of the Company’s revenues were derived from sales outside of the United States. These sales and subsequent accounts receivable, the salaries of employees located outside of the United States and approximately 15% of selling, general and administrative expenses are denominated in foreign currencies, principally British Pounds and Euros. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the US dollar. In addition, trade terms with customers outside of the United States are longer than with customers inside of the United States, which increases the potential of foreign exchange gains or losses.

The Company believes that revenues from sources outside of the United States will increase during 2003. There is no assurance that the Company will not be subject to foreign exchange losses in the future.

The Company is in default on a promissory note issued to Maytag. From and after the occurrence of a default, the interest rate of this note is the prime rate as published in The Wall Street Journal plus 5%. Maytag obtained a summary judgment against TurboChef is the amount of $359,372, which is accrued and included in notes payable in the December 31, 2002 financial statements. The Company is subject to market risk related to the change in the prime rate of interest.

As of December 31, 2002, the Company does not have any assets or liabilities other than those discussed above that have the potential for market risk that would affect the operating results or cash flow of the Company and is not engaged in any foreign currency hedging activity.

Item 8 Financial Statements and Supplementary Data

The financial statements set forth herein commence on page F- 1 of this report.

Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Part III

Item 10 Directors and Executive Officers of the Registrant

The executive officers of the Company are as follows:

Name	Age	Position(s)
Jeffrey B. Bogatin	55	Chairman of the Board of Directors
Donald J. Gogel	54	Director
Mitchell E. Rudin	50	Director
John C. Shortley	34	Chief Accounting Officer, Controller, Treasurer and Secretary

Jeffrey B. Bogatin is a co-founder of the Company, has been a director of the Company since its inception in 1991, Chief Executive Officer from June 2001 through October 2002 and served as Chairman of the Board of Directors until April 1998. Mr. Bogatin was re-appointed as Chairman of the Board of Directors on March 5, 2000. Mr. Bogatin has also served as Treasurer of the Company from inception until June 1996. Since 1975, Mr. Bogatin has served as President of Whitemarsh Industries, Inc., which was engaged in manufacturing and importing ladies apparel and is now involved with making venture capital investments.

Donald J. Gogel has been a director of the Company since April 1993. Since February 1989, Mr. Gogel has been a principal of Clayton, Dubilier & Rice, Inc., a private investment firm, and has served as President and Chief Executive Officer since January 1997. Mr. Gogel is a director of Jafra Cosmetics, Inc.

Mitchell E. Rudin has been a director of the Company since June 2001. Mr. Rudin has been employed by Insignia/ESG, a full service, international real estate investment firm since 1989. He currently serves as the President (since May 1999) of the U.S. Transaction Services, a Division of Insignia/ESG. Mr. Rudin overseas the firm’s tenant representation, investment sales and leasing and strategic agency operations nationwide. Previously, Mr. Rudin was Executive Managing Director of National Transaction Services, a Division of Insignia/ESG.

John C. Shortley has been employed by the Company as its Controller since September 1998. Mr. Shortley currently serves in the capacity of Chief Accounting Officer, Controller,

Treasurer and Secretary. Mr. Shortley was employed by PS Trading, Inc., a fuel storage and distribution company, from 1996 to 1998, holding the title of Controller.

Directors serve until the next Annual Meeting of Stockholders or their resignation. Officers serve the Company at the discretion of the Board of Directors.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers, directors and persons who beneficially own more than ten percent (10%) of a registered class of the Company’s equity securities (“ten percent stockholders”) to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Executive officers, directors and ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon review of the copies of such forms furnished to the Company, or written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 2002, all filing requirements applicable to its executive officers, directors and ten percent stockholders were fulfilled on a timely basis. Mr. Gennaro filed a Form 4 on October 17, 2002, three days late. Grand Cheer Company Limited has not filed Form 4 for the 57,985 shares issued as payment of dividends on the Series C Convertible Preferred Stock on April 1, 2002. See “Item 13. Certain Relationships and Related Transactions.”

Item 11 Executive Compensation

Summary Compensation Table

The following table sets forth information concerning total compensation earned by or paid to the Company’s Chief Executive Officer and the other most highly compensated executive officers of the Company who served in such capacities during the fiscal year ended December 31, 2002 (collectively, the “Named Executive Officers”) for services rendered to the Company during each of the last three fiscal years. No other executive officers of the Company received compensation in excess of $100,000 during fiscal year 2002.

Annual Compensation

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Long-Term Compensation Awards Securities Underlying Options (#)
Jeffrey B. Bogatin Chairman (1)	2002 2001 2000	$ $ $	153,930 -0- -0-	$ $ $	-0- -0- -0-	-0- 1,000,000 100,000

Vincent A. Gennaro Director and Chief Executive Officer (2)	2002 2001 2000	$ $ $	36,000 -0- -0-	$ $ $	-0- -0- -0-	1,500,000 -0- -0-

Stuart L. Silpe Chief Financial Officer(3)	2002 2001 2000	$ $ $	130,400 10,000 -0-	$ $ $	-0- -0- -0-	-0- 250,000 -0-

(1)	Mr. Bogatin is a co-founder of the Company and was elected as Chairman of the Board in March 2000. Mr. Bogatin served as Chief Executive Officer from June 2001 through October 2002.

(2)	Mr. Gennaro was elected Director and Chief Executive Officer of the Company in October 2002 and resigned on April 15, 2003.

(3)	Mr. Silpe was elected Chief Financial Officer in January 2002 and resigned on April 4, 2003. Mr. Silpe will remain with the Company for a period of time to assist in a transition. He served as a consultant in December 2001.

Executive Employment Agreements

None

Compensation Committee Interlocks and Insider Participation

The Company has a Compensation Committee comprised of Mitchell Rudin and Donald Gogel. During 2002, none of the executive officers of the Company served on the Board of Directors or Compensation Committee of any other entity. See Item 13 – Certain Relationships and Related Transactions for a description of certain transactions between the Company and Mr. Gogel.

Option Grants for Fiscal 2002

The following table sets forth information with respect to stock option grants to the Named Executive Officers during fiscal 2002 and the potential realizable value of such option grants.

Option Grants in Last Fiscal Year

		Individual Grants(1)
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees	Exercise Price Per Share ($/shr)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
					5% ($)	10%($)
Jeffrey B. Bogatin	-0-	0.00%	—	—	—	—
Vincent A. Gennaro(3)	1,500,000	57.34%	$0.54	10/9/12	$509,405	$1,290,931
Stuart L. Silpe (4)	-0-	0.00%	—	—	—	—

(1)	All the options were granted under the Company’s 1994 Stock Option Plan, as amended other than options to purchase 1,475,000 shares, which were granted to Mr. Gennaro outside of the Company’s 1994 Stock Option Plan. The non-plan options were granted in connection with the commencement of Mr. Gennaro’s employment with the Company.

(2)	The potential realizable value of the options, if any, granted in 2002 to each of the Named Executive Officers was calculated by multiplying those options by the excess of (a) the assumed market value of Common Stock, at the end of option term, if the market value of Common Stock were to increase 5% or 10% in each year of the option’s term over (b) the exercise price shown. This calculation does not take into account any taxes or other expenses which might be owed. The 5% and 10% appreciated rates are set forth in the SEC rules and no representation is made that the Common Stock will appreciate at these assumed rates or at all.

(3)	Mr. Gennaro’s options to purchase shares vest in 6 equal semi-annual installments of 250,000 shares beginning April 9, 2003. Mr. Gennaro resigned as a Director and Chief Executive Officer on April 15, 2003.

(4)	Mr. Silpe resigned as Chief Financial Officer on April 4, 2003. Mr. Silpe will remain with the Company for a period of time to assist in a transition.

Option Exercises and Values for Fiscal 2002

The table below sets forth the following information with respect to option exercises during fiscal 2002 by each of the Named Executive Officers and the status of their options at December 31, 2002:

Aggregated Option Exercises in

Last Fiscal Year and Fiscal Year End Option Value

Name	Shares Acquired on Exercise	Value Realized (Market Price at Exercise Less Exercise Price)	Number of Unexercised Options At Fiscal Year-End		Value of Unexercised In-The-Money Options At Fiscal Year-End (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Jeffrey B. Bogatin	-0-	$-0-	1,226,666	333,334	$-0-	$-0-
Vincent A. Gennaro (2)	-0-	$-0-	—	1,500,000	$-0-	$240,000
Stuart L. Silpe (3)	-0-	$-0-	116,667	289,871	$-0-	$-0-

(1)	Options are “in the money” if the fiscal year end fair market value of the Common Stock exceeds the option exercise price.

(2)	Mr. Gennaro resigned as a Director and Chief Executive Officer on April 15, 2003.

(4)	Mr. Silpe resigned as Chief Financial Officer on April 4, 2003. Mr. Silpe will remain with the Company for a period of time to assist in a transition.

Item 12 Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of April 11, 2003, based on information obtained from the persons named below, relating to the beneficial ownership of shares of Common Stock (unless otherwise indicated) by (i) each beneficial owner of more than five percent (5%) of the outstanding Common Stock, (ii) each director, (iii) each Named Executive Officer and (iv) all current executive officers and directors of the Company as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Jeffrey B. Bogatin	6,916,534	(2)	33.50%
Grand Cheer Company Limited	3,704,261	(3)	16.52%
Donald J. Gogel	1,755,136	(4)	8.52%
Stuart L. Silpe	273,205	(5)	1.39%
Vincent A. Gennaro	250,000	(6)	1.27%
Mitchell E. Rudin	83,900	(7)	*
All current directors and executive officers as a group (4 persons)	8,869,949	(8)	40.44%

*	Less than 1%

(1)	Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days upon the exercise of preferred stock, stock options and warrants. Each beneficial owner’s percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and which are exercisable within sixty (60) days have been exercised. Percentages herein assume a base of 19,419,240 shares of common stock outstanding.

(2)	Includes 1,226,666 shares issuable upon exercise of options granted under the Company’s 1994 Stock Option Plan, as amended (the “Option Plan”). Includes 860,400 shares held in a charitable foundation of which Mr. Bogatin is a trustee. Mr. Bogatin disclaims beneficial ownership of the shares held by the charitable foundation. The address of Mr. Bogatin is c/o TurboChef Technologies, Inc., 10500 Metric Drive, Suite 128 Dallas, Texas 75243. For a description of certain issues that have been raised regarding the ownership or control of Grand Cheer, see “Item 13. Certain Relationships and Related Transactions.”

(3)	Includes 2,000,000 shares issuable upon the conversion of the Company’s Series B Convertible Preferred Stock and 1,000,000 shares issuable upon exercise of warrants. The address of Grand Cheer Company LTD is 11/F. Standard Chartered Bank Building, 4-4A Des Voeux Road Central, Hong Kong. For a description of certain issues that have been raised regarding the ownership or control of Grand Cheer, see “Item 13. Certain Relationships and Related Transactions.”

(4)	Includes 120,000 shares issuable upon exercise of options, 793,651 shares issuable upon the conversion of the Company’s Series C Convertible Preferred Stock and 264,550 issuable upon exercise of warrants. Includes 83,000 shares held in a family trust of which. Mr. Gogel is a trustee. Mr. Gogel disclaims beneficial ownership of the shares held by the family trust. The address of Mr. Gogel is c/o Clayton, Dubilier & Rice, Inc. 375 Park Avenue, 18th Floor, New York, New York 10152.

(5)	Includes 273,205 shares issuable upon the exercise of options.

(6)	Represents 250,000 shares issuable upon the exercise of options.

(7)	Represents 37,500 shares issuable upon the exercise of options.

(8)	Includes 2,515,381 shares issuable ((i) upon conversion of Convertible Preferred Stock (793,651), (ii) upon exercise of warrants (264,550) and (iii) upon exercise of options (1,457,180)).

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2002.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders:

1994 Stock Option Plan, as amended	4,195,552		$3.08	1,642,942

Equity compensation plans not approved by security holders:

Outside the plan options	1,902,500	(1)	$1.64	n/a

Total	6,098,052		$2.63	1,667,942

All of the equity compensation plans of the Company that were in effect as of December 31, 2002 were adopted with the approval of the Company’s security holders (2).

(1)	Options to purchase 262,500 shares were granted to a former joint venture partner in March 1995 at $2.50 per share. These options vest immediately and expire in March 2005. Options to purchase 165,000 shares were granted to Mr. Bogatin in 1997 at $10.125 per share. These options vest equally over a period of four years and expire in May 2004. Options to purchase 1,475,000 shares were granted to Mr. Gennaro in October, 2002 at $0.54 per share. These options vest in 6 equal semi-annual installments beginning April 9, 2003 and expire in October 2012.

(2)	All such options granted under the 1994 Stock Option Plan, as amended.

Item 13 Certain Relationships and Related Transactions

In April 1999 and March 2000, Mr. Bogatin, the Company’s Chairman, exercised certain stock options to purchase 200,000 and 600,000 shares, respectively of Common Stock. As payment for the aggregate exercise price of such options, Mr. Bogatin tendered to the Company promissory notes in the principal amounts of $500,000 and $1,500,000, respectively. The principal amount of each promissory note, together with all accrued interest, is due and payable on April 6, 2004 and March 15, 2005, respectively. These notes bear interest rates of 4.8% and 6.7%, respectively. In addition, in April 1999, Mr. Gogel, a director of the Company, exercised certain stock options to purchase 40,000 shares of Common Stock. As payment for the aggregate exercise price of such options, Mr. Gogel tendered to the Company a promissory note in the principal amount of $100,000. The principal amount of the promissory note, together with all accrued interest, is due and payable on April 6, 2004. This note bears an interest rate of 4.8%. The amounts due pursuant to the promissory notes are full-recourse obligations, which are secured by separate pledge agreements between the Company and each of Mr. Bogatin and Mr. Gogel. Pursuant to such pledge agreements, all of the shares of Common Stock purchased by Mr. Bogatin and Mr. Gogel upon exercise of their respective stock options were pledged as collateral for the debts evidenced by their respective promissory notes.

In July 2002, the Company issued a non-interest bearing promissory note in the amount of $1,000,000 to Grand Cheer Company Limited (“Grand Cheer”), a principal stockholder of the Company, which was secured by 350 C-3 ovens. The Company agreed to pay approximately $2,800 per oven upon five days of receipt of cash from the sale of the ovens. All of the C-3 ovens were sold and cash was received but no payment was made to Grand Cheer. The note was due on October 15, 2002. The note also provided that if the Company did not repay the note in full by October 15, 2002, all remaining unvested warrants (666,667 warrants) previously issued to Grand Cheer would immediately vest. The Company incurred a non-cash finance charge of $200,000 which was payable by offsetting the exercise price of the 1,000,000 warrants previously issued to Grand Cheer upon its purchase of the Company’s Series B Convertible Preferred Stock. The $200,000 finance charge was recorded as interest expense during the third quarter of 2002. The Company has not made any payments under this note, which is in default and is currently due and payable.

The Company leased office space in New York at 660 Madison Avenue through January 31, 2003. This building is owned by a limited liability corporation controlled by Mr. Bruce Brickman. Mr. Brickman joined the Company’s Board of Directors in March 2002 and resigned in August 2002. The Company paid approximately $185,000 in base rental charges during 2002 for this office space. The Company believes that, at the time of the lease, these were the prevailing market rates for similar office space in New York. In addition, Mr. Bogatin owns a minority interest in the limited liability corporation.

A question arose as to whether Jeffrey B. Bogatin, Chairman and a director of the Company, or a member of his family has a direct or indirect ownership interest in or control of Grand Cheer, a Hong Kong company which is a principal stockholder and creditor of the Company. Mr. Bogatin has an outside business relationship with a principal of Grand Cheer. Mr. Bogatin has provided the Company with an affidavit stating that neither he nor any member of his family nor any entity in which any of them has an interest (i) currently has or in the past had any direct or indirect interest in or beneficial ownership of Grand Cheer, (ii) is or in the past has been an affiliate of Grand Cheer, (iii) holds or in the past held any director, executive or officer position with Grand Cheer or (iv) is or has been in a position to influence the day-to-day business operations of Grand Cheer. In addition, Grand Cheer has represented to the Company that Mr. Bogatin has not held and does not hold any direct or indirect interest in Grand Cheer and does not hold and has not held any director, executive, officer or other control position in Grand Cheer. If Mr. Bogatin were determined to have an interest in or control of Grand Cheer, the investment in the Company and loan made to the Company by Grand Cheer, which were negotiated on behalf of the Company by Mr. Bogatin, would not have been arm’s length transactions. In addition, if Mr. Bogatin were to be deemed to beneficially own the securities of the Company held by Grand Cheer, Mr. Bogatin’s ownership as reflected in the table included under “Item 2. Security Ownership of Certain Beneficial Owners and Management,” would not be accurately reflected. This matter has been reviewed by the Audit Committee of the Company. Any future transactions with Grand Cheer, including any amendment or modification to the loan, will be subject to the approval of the Audit Committee.

Item 14 Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.

The CEO & CFO maintain controls and procedures designed to ensure that they are able to collect the information which is required to be disclosed in reports filed with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. The CEO and CFO are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness. Based on their evaluation of our disclosure controls and procedures which took place as of a date within 90 days of the filing date of this report, the CEO and CFO believe that these procedures are effective to ensure that we are able to collect, process, and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

The Company maintains a system of internal controls designed to provide a reasonable assurance that: transactions are executed in accordance with management’s general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) to maintain accountability for assets; access to assets is permitted only in accordance with managements general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

Since the date of the most recent evaluation of internal controls by the CEO and CFO, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part IV

Item 15 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements
2.	List of Financial Statement Schedules (None)
3.	List of Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation. (1)

3.2	Amendment to Certificate of Incorporation-Certificate of Designation of Series A Convertible Preferred Stock. (8)

3.3	Amendment to Certificate of Incorporation-Certificate of Designation of Series B Convertible Preferred Stock. (9)

3.4	Restated By-Laws. (1)

10.1	1994 Stock Option Plan, as amended. (1)

10.2	Strategic Alliance Agreement dated as of September 26, 1997, by and between TurboChef Technologies, Inc. and Maytag Corporation. (3)

10.3	First Extension of the Project Agreement (RCAP-II) dated March 4, 1998 by and between TurboChef Technologies, Inc. and Maytag Corporation. (4)

10.4	Commercial Cooking Appliance Project Agreement dated as of July 29, 1998 by and between TurboChef Technologies, Inc. and Maytag Corporation. (5)

10.5	Research and Development Contract dated July 29, 1999 by and between Gas Research Institute and TurboChef Technologies, Inc. (6)

10.6	License Agreement dated as of October 28, 1999 by and between Maytag Corporation and TurboChef Technologies, Inc. (6)

10.7	Promissory Note dated March 15, 2000 executed by Jeffrey B. Bogatin in favor of TurboChef Technologies, Inc. (7)

10.8	Pledge Agreement dated as of March 15, 2000 by and between Jeffrey B. Bogatin and TurboChef Technologies, Inc. (7)

10.9	OEM Contract between TurboChef Technologies, Inc. and Shangdong Xiaoya Group dated May 19, 2000* (11)

10.10	Settlement Agreement dated February 28, 2002 between TurboChef and Whitbread PLC(11)

10.11	Supplementary Agreement to the OEM Manufacturing Contract executed on March 27, 2002 between TurboChef and Shangdong Xiaoya Group* (11)

10.12	Promissory Note dated July 11, 2002 issued to Grand Cheer Company Ltd. (12)

10.13	Amendment #2 to Supplementary Agreement to the OEM Manufacturing Contract executed on December 12, 2002 (13)

10.14	Non-Plan Option Agreement dated as of October 9, 2002 between the Company and Vince Gennaro (13)

11

Statement Re: Computation of Per Share Earnings is not necessary because the computation of per share earnings on both a basic and diluted basis can be clearly determined from this report. The Company has no active subsidiaries.

23.1	Consent of BDO Seidman, LLP. (13)

99.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (13)

99.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (13)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2 (File No. 33-75008), and incorporated herein by reference.

(2)	Filed as an Exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.

(5)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.

(6)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.

(7)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.

(8)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference.

(9)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(10)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.

(11)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(12)	Filed as an Exhibit to the Company’s Annual Report on Form 10-Q for the fiscal year ended September 30, 2002.

(13)	Filed herewith.

*	Portions of these documents have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment of the omitted portions.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TURBOCHEF TECHNOLOGIES, INC.

By:	/s/ Jeffrey B. Bogatin
Jeffrey B. Bogatin Chairman of the Board (Principal Executive Officer)

Dated April 16, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Jeffrey B. Bogatin Jeffrey B. Bogatin	Chairman of the Board (Principal Executive Officer)	April 16, 2003

/s/ Donald J. Gogel Donald J. Gogel	Director	April 16, 2003

/s/ Mitchell E. Rudin Mitchell E. Rudinqq	Director	April 16, 2003

/s/ John C. Shortley John C. Shortley	Chief Accounting Officer, Controller Treasurer and Secretary (Principal Accounting Officer and Principal Financial Officer)	April 16, 2003

Certification of Principal Executive Officer

I, Jeffrey B. Bogatin, Chairman of the Board and Principal Executive Officer of Turbochef Technologies, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Turbochef Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 16, 2003

/s/ Jeffrey B. Bogatin

Jeffrey B. Bogatin

Chairman of the Board

(Principal Executive Officer)

Certification of Principal Financial Officer

I, John C. Shortley, Controller, Treasurer and Principal Financial Officer of Turbochef Technologies, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Turbochef Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 16, 2003

/s/ John C. Shortley

John C. Shortley

Controller and Treasurer

(Principal Financial Officer)

All financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders

TurboChef Technologies, Inc.

Dallas, Texas

We have audited the accompanying balance sheets of TurboChef Technologies, Inc. as of December 31, 2002 and 2001, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three year period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TurboChef Technologies, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company’s recurring losses from operations, default on certain of its debts and its continued dependence on access to external financing and need for additional sales raise substantial doubt about its ability to continue as a going concern. Management plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BDO Seidman, LLP

Dallas, Texas

March 15, 2003

TurboChef Technologies, Inc.

Balance Sheets

(Amounts in Thousands, Except Share Data)

	At December 31,
	2002	2001
Assets

Current assets:
Cash and cash equivalents	$629	$4,498
Accounts receivable net of allowance for doubtful accounts of $169 and $70 at December 31, 2002 and 2001, respectively	1,682	979
Accounts receivable—other (note 13)	735	735
Inventory	1,954	1,857
Prepaid expenses	79	61

Total current assets	5,079	8,130

Property and equipment, net	170	380

Other assets	138	162

Total assets	$5,387	$8,672

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$1,113	$373
Accounts payable—other (note 13)	1,445	1,390
Accrued expenses	583	517
Notes payable	1,359	327
Accrued upgrade and warranty costs	1,046	1,038

Total current liabilities	5,546	3,645

Commitments and contingencies (note 12)

Stockholders’ equity (deficit):
Preferred stock, $1.00 par value and $100.00 stated value. Authorized 5,000,000 shares. 30,000 and 51,000 issued at December 31, 2002 and 2001, respectively	2,430	4,530
Common stock, $.01 par value. Authorized 50,000,000 shares. Issued 19,058,526 and 18,418,213 shares at December 31, 2002 and 2001, respectively	191	184
Additional paid-in capital	46,513	43,628
Accumulated deficit	(46,312)	(40,458)
Notes receivable for stock issuances	(2,530)	(2,406)
Treasury stock—at cost 32,130 shares in 2002 and 2001	(451)	(451)

Total stockholders’ equity (deficit)	(159)	5,027

Total liabilities and stockholders’ equity (deficit)	$5,387	$8,672

The accompanying notes are an integral part of these financial statements.

TurboChef Technologies, Inc.

Statements of Operations

(Amounts in Thousands, Except Share Data)

	Years Ended December 31,
	2002	2001	2000
Revenues:
Product sales	$7,996	$3,230	$3,069
Research and development fees	—	—	3,827
Royalties	—	—	950

Total revenues	7,996	3,230	7,846

Costs and expenses:
Cost of goods sold	4,715	1,592	3,846
Research and development expenses	413	774	3,554
Selling, general and administrative expenses	8,481	6,890	8,120

Total costs and expenses	13,609	9,256	15,520

Operating loss	(5,613)	(6,026)	(7,674)

Other income (expense):
Interest income	147	170	187
Interest expense	(226)	(195)	(677)
Dividend income	—	—	157
Amortization of purchased put option premium	—	—	(594)
Gain on the sale of purchased put option	—	—	5,022
Gain/(loss) on disposal of assets	—	12	(126)
Other income (expense)	108	8	(27)

	29	(5)	3,942

Net loss	$(5,584)	$(6,031)	$(3,732)

Preferred stock dividends	(270)	(305)	(57)
Beneficial conversion feature of Series B preferred stock	—	(380)	—

Net loss applicable to common stockholders	$(5,854)	$(6,716)	$(3,789)

Loss per common share—basic and diluted	$(0.31)	$(0.41)	$(0.24)

Weighted average number of common shares outstanding—basic and diluted	18,903,708	16,206,808	15,602,211

The accompanying notes are an integral part of these financial statements.

TurboChef Technologies, Inc.

Statements of Stockholders' Equity (Deficit)

(Amounts in Thousands, Except Share Data)

	Preferred Stock		Common stock		Additional paid- in capital	Accumulated deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 1999	—	$—	15,090,373	$151	$34,119	$(30,010)

Net loss	—	—	—	—	—	(3,732)
Realized gain on marketable securities	—	—	—	—	—	—
Realized gain on purchased put option	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	—	—

Compensation expense	—	—	—	—	269	—
Notes receivable for stock issuances	—	—	—	—	—	—
Interest on notes receivable for stock issuances	—	—	—	—	—	—
Issuance of preferred stock	21,000	2,100	—	—	—	—
Preferred stock dividend	—	—	—	—	(57)	—
Issuance of common stock	—	—	638,050	6	1,547	—

Balance, December 31, 2000	21,000	2,100	15,728,423	157	35,878	(33,742)

Net loss	—	—	—	—	—	(6,031)
Realized gain on marketable securities	—	—	—	—	—	—
Realized gain on purchased put option	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	—	—	—

Compensation expense	—	—	—	—	274	—
Interest on notes receivable for stock issuances	—	—	—	—	—	—
Issuance of preferred stock	30,000	2,430	—	—	—	—
Preferred stock dividend	—	—	—	—	—	(305)
Beneficial conversion of preferred stock	—	—	—	—	760	(380)
Issuance of warrants	—	—	—	—	615	—
Issuance of common stock	—	—	2,689,790	27	6,101	—

Balance, December 31, 2001	51,000	4,530	18,418,213	184	43,628	(40,458)

Net loss	—	—	—	—	—	(5,584)
Comprehensive income (loss)	—	—	—	—	—	—

Compensation expense	—	—	—	—	238	—
Notes receivable for stock issuances	—	—	—	—	—	—
Interest on notes receivable for stock issuances	—	—	—	—	—	—
Preferred stock dividend	—	—	—	—	—	(270)
Converstion of preferred stock to common stock	(21,000)	(2,100)	459,821	5	2,095	—
Issuance of warrants	—	—	—	—	72	—
Issuance of common stock	—	—	36,332	1	24	—
Preferred stock dividends paid through the issuance of common stock	—	—	144,160	1	456	—

Balance, December 31, 2002	30,000	$2,430	19,058,526	$191	$46,513	$(46,312)

The accompanying notes are an integral part of these financial statements.

TurboChef Technologies, Inc.

Statements of Stockholders' Equity (Deficit)

(Amounts in Thousands, Except Share Data)

	Notes receivable for stock issuances	Accumulated other comprehensive income	Treasury stock	Total stockholders' equity
Balance, December 31, 1999	$(685)	$6,727	$(451)	$9,851

Net loss	—	—	—	(3,732)
Realized gain on marketable securities	—	(4,104)	—	(4,104)
Realized gain on purchased put option	—	(2,623)	—	(2,623)

Comprehensive income (loss)				(10,459)

Compensation expense	—	—	—	269
Notes receivable for stock issuances	(1,625)	—	—	(1,625)
Interest on notes receivable for stock issuances	36	—	—	36
Issuance of preferred stock	—	—	—	2,100
Preferred stock dividend	—	—	—	(57)
Issuance of common stock	—	—	—	1,553

Balance, December 31, 2000	(2,274)	—	(451)	1,668

Net loss	—	—	—	(6,031)
Realized gain on marketable securities	—	—	—	—
Realized gain on purchased put option	—	—	—	—

Comprehensive income (loss)				(6,031)

Compensation expense	—	—	—	274
Interest on notes receivable for stock issuances	(132)	—	—	(132)
Issuance of preferred stock	—	—	—	2,430
Preferred stock dividend	—	—	—	(305)
Beneficial conversion of preferred stock	—	—	—	380
Issuance of warrants	—	—	—	615
Issuance of common stock	—	—	—	6,128

Balance, December 31, 2001	(2,406)	—	(451)	5,027

Net loss	—	—	—	(5,584)
Comprehensive income (loss)	—	—	—	—

Compensation expense	—	—	—	238
Notes receivable for stock issuances	8	—	—	8
Interest on notes receivable for stock issuances	(132)	—	—	(132)
Preferred stock dividend	—	—	—	(270)
Converstion of preferred stock to common stock	—	—	—	—
Issuance of warrants	—	—	—	72
Issuance of common stock	—	—	—	25
Preferred stock dividends paid through the issuance of common stock	—	—	—	457

Balance, December 31, 2002	$(2,530)	$—	$(451)	$5,425

The accompanying notes are an integral part of these financial statements.

TurboChef Technologies, Inc.

Statements of Cash Flows

(Amounts in Thousands)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(5,584)	$(6,031)	$(3,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of purchased put option	—	—	(5,022)
Depreciation and amortization	530	454	354
Discount on convertible note	—	190	—
Amortization of premium on purchased put option	—	—	594
Non-cash interest on notes receivable from employees and directors	(132)	(132)	(110)
Non-cash interest on non-interest bearing promissory note	200	—	—
Non-cash compensation expense	110	49	269
Provision for doubtful accounts	99	(16)	30
(Gain)/loss on disposal of assets	—	(12)	126
Changes in operating assets and liabilities:
Accounts receivable	(802)	456	(904)
Inventories	(280)	(507)	(771)
Prepaid expenses and other assets	(18)	255	(81)
Accounts payable	795	(1,375)	1,811
Accrued expenses	261	7	(527)
Deferred revenue	—	—	(1,727)
Accrued interest	32	—	(372)

Net cash used in operating activities	(4,789)	(6,662)	(10,062)

Cash flows from investing activities:
Sales of marketable securities and purchased put option	—	—	15,723
Proceeds from sale of fixed assets	—	12	—
Purchase of equipment and leasehold improvements	(113)	(184)	(332)
Capitalization of patent costs	—	—	(136)

Net cash (used in) provided by investing activities	(113)	(172)	15,255

Cash flows from financing activities:
Borrowings under long-term debt	—	—	6,795
Payments on long-term debt	—	—	(14,674)
Repayments of notes receivable from employees	8	—	36
Proceeds from the sale of preferred stock	—	2,000	2,100
Issuance of convertible note	—	1,000	—
Proceeds from note payable	1,000	327	—
Payment of broker commission on the sale of common stock	(25)	—	—
Proceeds from the sale of common stock	—	6,049	—
Proceeds from the exercise of stock options	50	539	39

Net cash (used in) provided by financing activities	1,033	9,915	(5,704)

Net increase (decrease) in cash and cash equivalents	(3,869)	3,081	(511)
Cash and cash equivalents at beginning of period	4,498	1,417	1,928

Cash and cash equivalents at end of period	$629	$4,498	$1,417

Supplemental disclosures of noncash activities:
Noncash investing activity—accrued preferred stock dividend	$270	$305	$20

Noncash investing activity—preferred stock dividends paid through the issuance of common stock	$457	$—	$—

Noncash investing activity—beneficial conversion of preferred stock	$—	$380	$—

Noncash investing activity—exercise of options for note receivable from employees and directors	$—	$—	$(1,514)

Noncash investing activity—conversion of note payable to preferred stock	$—	$810	$—

Noncash financing activity—conversion of preferred stock	$2,100	$—	$—

Noncash financing activity—interest on notes receivable from stock issuances	$132	$132	$113

The accompanying notes are an integral part of these financial statements.

TurboChef Technologies, Inc.

Notes to Financial Statements

December 31, 2002, 2001 and 2000

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

TurboChef Technologies, Inc. (“the Company”) was incorporated in the State of Delaware on April 3, 1991. Prior to its name change in July 1998, the Company operated under the name TurboChef, Inc. The Company is engaged primarily in designing, developing and marketing its proprietary rapid cook technologies. The Company believes its primary markets are with commercial food service operators throughout North America, the United Kingdom, Europe and Asia. Management believes that the Company operates in one primary business segment.

Cash Equivalents

For the purpose of these statements, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable & Allowance for Doubtful Accounts

Accounts receivable consists of amounts owed to the company for the sale of its products in the normal course of business. Accounts receivable consist of monies owed US Dollars, British Pounds and Euros. Accounts receivable is reported net of allowance for doubtful accounts. The following table reflects bad debt reserve balances for the period ended December 31, 2002 and 2001, respectively.

	2002	2001
	(Dollars in thousands)
Beginning balance	$70	$86
Additions to reserve balance	100	—
Bad debt deductions	1	16

	$169	$70

Inventories

Inventories are valued at the lower of cost or market and primarily consist of ovens and replacement parts. The Company determines cost for ovens by the specific cost method. Freight costs are included in costs of goods sold. Ovens used for demonstration and testing are generally depreciated over a one-year period. Depreciation for demonstration ovens was $183,000, $91,000 and $22,000 for the years ended December 31, 2002, 2001 and 2000 respectively. The following table reflects inventory balances for the periods ended December 31, 2002 and 2001, respectively:

	2002	2001
	(Dollars in thousands)
Finished Goods—Ovens	$1,135	$1,054
Demonstration Inventory, net of reserve	124	93
Parts Inventory, net of reserve	695	710

	$1,954	$1,857

TurboChef Technologies, Inc.

Notes to Financial Statements

December 31, 2002, 2001 and 2000

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

Other Assets

Other assets consist primarily of capitalized patent costs, which include outside legal fees incurred in the registration of the Company’s patents. These costs are amortized over the economic life of the patents, ranging from four to ten years. Patent amortization was $24,000, $34,000 and $19,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Research and Development Expenses

Research and development expenses consist of all costs incurred in planning, design and testing of the rapid cook ovens, including salary costs related to research and development, and are expensed as incurred.

Product Warranty

The Company’s ovens are under warranty against defects in material and workmanship for a period of one year. Anticipated future warranty costs are estimated, based upon historical expenses, and are recorded in the period cooking systems are sold. Periodically, the Company’s warranty reserve is reviewed to determine if the reserve is sufficient to cover the repair costs associated with the remaining ovens under warranty. At this time, the Company believes that, based upon historical data over the last 18 months, the current warranty reserve is sufficient to cover the costs associated. If warranty costs trend higher, the Company would need to reserve a higher initial reserve as well as reserve the estimated amounts necessary to cover all ovens remaining under warranty. These additional reserves would be charged to cost of goods sold (see Note 7).

Revenue Recognition

Revenue is recognized when substantially all obligations relating to a sale are completed. If the terms of a sale require installation, the revenue cycle is substantially complete after installation has occurred therefore, revenue is recognized upon installation. For sales where the customer has assumed the installation responsibility or sales to designated agents, substantially all obligations are completed at the time of shipment to the customer or the customers designated agent. Revenue for the sale of replacement parts, ceramic platters, cooking utensils and proprietary oven cleaner is recorded upon shipment to the customer. Reserves for sales returns and allowances are recorded in the same accounting period as the related revenues. As of December 31, 2002 and 2001, there were no reserves established as sales returns and allowances were not significant.

TurboChef Technologies, Inc.

Notes to Financial Statements

December 31, 2002, 2001 and 2000

Fees for research and development services or technology transfers are recorded as earned on a proportional performance basis.

Royalty revenues consist of royalties received from the sale of products embodying the Company’s technologies. Royalty revenues are recorded when earned which is the period in which the products are sold.

Cost of Goods Sold

Cost of goods sold is calculated based upon the actual cost of the oven, the cost of any accessories supplied with the oven, an allocation of cost for delivery, duties and taxes for the importation of the oven and a reserve for warranty. Cost of sales does not include any cost allocation for administrative and support services required to deliver or install the oven or an allocation of costs associated with the quality control of the Company’s manufacturer in China. These costs are recorded within selling, general and administrative expenses.

Foreign Exchange

During Fiscal 2002, approximately 26% of the Company’s revenues were derived from sales outside of the United States. These sales and subsequent accounts receivable, the salaries of employees located outside of the United States and approximately 15% of selling, general and administrative expenses are denominated in foreign currencies, principally British Pounds and Euros. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the US dollar. In addition, trade terms with customers outside of the United States are longer than with customers inside of the United States, which increases the potential of foreign exchange gains or losses. At this time, the Company does not engage in any hedging activities.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes and adjusts the deferred tax asset valuation allowance based on judgements as to future realization of the deferred tax benefits supported by demonstrated trends in the Company’s operating results.

TurboChef Technologies, Inc.

Notes to Financial Statements

December 31, 2002, 2001 and 2000

Loss Per Common Share

The Company provides basic and dilutive loss per common share information for each year presented. The basic net loss per common share is computed by dividing the net loss, plus the dividends and dividend equivalents on preferred stock, by the weighted average number of common shares outstanding. For the years ended December 31, 2002, 2001 and 2000, net loss applicable to common stockholders is as follows:

	2002	2001	2000
	(in thousands)
Net loss	$(5,584)	$(6,031)	$(3,732)
Beneficial conversion of preferred stock	—	(380)	—
Dividends on preferred stock	(270)	(305)	(57)
Net loss applicable to common stockholders	$(5,854)	$(6,716)	$(3,789)

Diluted net loss per common share is computed by dividing the net loss, adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2002, 2001 and 2000, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. For the year ended December 31, 2002, the potential dilutive securities included 8,454,696 shares for options and warrants and 2,793,651 shares attributable to convertible preferred stock. For the year ended December 31, 2001, the potential dilutive securities include 5,986,977 shares for options and warrants and 3,306,118 shares attributable to convertible preferred stock. For the year ended December 31, 2000, the potential dilutive securities include options and warrants, which are convertible into 3,499,000 shares of common stock and $2,100,000 of convertible preferred stock, which conversion rate was dependent upon the average market price of the Company’s common stock.

TurboChef Technologies, Inc.

Notes to Financial Statements

December 31, 2002, 2001 and 2000

Stock-Based Employee Compensation

The Company accounts for its stock-based employee compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related technical interpretations. Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of Employee stock options equal or exceed the market price of the underlying stock on the dates of grant.

The following table represents the effect on net loss per share if the Company had applied the fair value based method and recognized provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation(“SFAS 123”), to stock-based Employee compensation (see Note 9).

	2002	2001	2000
	(in thousands except per share amounts)
Net loss applicable to common shareholders, as reported:	$(5,854)	$(6,716)	$(3,752)
Add: Stock-based Employee compensation expense included in reported income	—	—	—

Deduct: Total stock-based Employee compensation expense determined under fair value based methods for all awards	(1,344)	(747)	(333)

Pro forma net loss applicable to common shareholders:	$(7,198)	$(7,463)	$(4,085)

Net Loss per share
Basic, as reported	$(.31)	$(.41)	$(.24)

Basic, pro forma	$(.38)	$(.46)	$(.26)

Use of Estimates

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

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, note receivable from employees and directors, accounts payable, accrued expenses and note payable approximates fair value due to the short maturity of these instruments.

TurboChef Technologies, Inc.

Notes to Financial Statements

December 31, 2002, 2001 and 2000

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less estimated sales expenses. Management believes no impairment exists as of December 31, 2002.

Reclassifications

Certain amounts in prior periods financial statements have been reclassified to conform to current year presentation.

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143). This statement requires that the fair value for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made, and that the carrying amount of the asset, including capitalized asset retirement costs, be tested for impairment. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Adoption of this standard is not expected to have a material effect on our consolidated financial statements.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of Statement of Financial Accounting Standards No. 4, 44, and 64, Amendment of Statement of Financial Accounting Standards No. 13, and Technical Corrections (SFAS 145). This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other non-substantive corrections to authoritative accounting literature. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. Adoption of this standard is not expected to have a material effect on our consolidated financial statements. The Company will apply this guidance prospectively.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS 146 also establishes that

TurboChef Technologies, Inc.

Notes to Financial Statements

December 31, 2002, 2001 and 2000

the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. Adoption of this standard is not expected to have a material effect on our consolidated financial statements.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Gurantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, which disclosures are effective for financial statements issued after December 15, 2002. Adoption of this standard is not expected to have a material effect on our consolidated financial statements.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS 148), which amended Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation (SFAS 123). The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement is effective for financial statements with fiscal years ending after December 15, 2002. In compliance with SFAS 148, the Company has elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have made the applicable disclosures.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (FIN No. 46). FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity, to decide whether to consolidate that entity. The Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Adoption of this standard is not expected to have a material effect on our consolidated financial statements.

2.	LIQUIDITY AND GOING CONCERN

TurboChef’s capital requirements in connection with its product and technology development and marketing efforts have and will continue to be significant. Additional capital will be required to conduct normal business operations and to expand the Company’s operations. Since its inception, the Company has incurred significant operating losses and the losses may continue.

Although revenues from sales of C-3 ovens have improved in 2002 and the Company continues to be optimistic about sales prospects in the future, the Company has been unable to raise the necessary capital to continue normal business operations and expand the Company’s operations. As of April 11, 2003, the Company had cash and cash equivalents totaling approximately $400,000 and accounts receivable totaling approximately $480,000. Consequently, the Company has had to delay

TurboChef Technologies, Inc.

Notes to Financial Statements

December 31, 2002, 2001 and 2000

payment to critical suppliers of parts and purchases of C-3 ovens from Xiaoya, as well as extending accounts payables to preserve cash.

The Company anticipates that its current cash on hand, collections of its accounts receivable and cash from anticipated sales of ovens will be sufficient to meet certain of its critical obligations, primarily payroll, for the next several months. Moreover, the Company will require additional financing to support operations thereafter. In the event the Company’s cash position does not improve, the Company may not be able to purchase C-3 ovens, additional parts and components to manufacture C-3 ovens and to meet other critical obligations. Together, these factors impact the availability of ovens to generate sales in future periods and the Company’s ability to operate as a going concern. The Company continues to explore financing alternatives. However, no assurance can be made that the Company will generate the necessary sales of ovens or obtain proceeds from the sale of securities or other financing sources to generate the necessary working capital. As a result of these conditions, the independent certified public accountant’s report on the Company’s financial statements for the year ended December 31, 2002 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.

3.	LONG-TERM CONTRACTS

In October 1999, the Company entered into a commercial license agreement with Maytag Corporation (“Maytag”) that broadened Maytag’s distribution rights with respect to commercial cooking products utilizing the Company’s rapid cook technologies. Pursuant to the terms of the agreement, Maytag received exclusive rights to market and sell throughout North America and certain worldwide rights to sell to North American based chains with international locations. This exclusivity extended to March 2002. In consideration for these rights, Maytag agreed to pay the Company per unit royalties of approximately $500. Maytag also agreed to establish $5.75 million as the minimum royalty threshold over the first twenty-four months of exclusivity, which were to begin in the third quarter of 2000, with minimum royalty payments of $1.0 million in 2000, $2.9 million in 2001 and $1.9 million in 2002. However, Maytag only made the initial $500,000 payment before stopping all payments of royalties to the Company. In addition, the Company’s manufacturer of ovens, G.S. Blodgett Corporation, a wholly owned subsidiary of Maytag and the Company’s sole source of supply of its ovens, demanded in January 2001 that the Company agree to revise the terms of the license agreement. The Company did not agree to the proposed new terms, and Maytag terminated the license agreement but refused to make the minimum royalties required by the agreement. The Company is currently in arbitration with Maytag for non-payment of minimum royalties due the Company under the License Agreement (see Note 12).

Maytag also provided the Company with $2.1 million in 2000, for the development of prototype units relating to the commercial license agreement, which is included in research and development fees for 2000.

In the second quarter of 2000, the Company established a manufacturing venture with the Shandong Xiaoya Group (“Xiaoya”) in China in which Xiaoya was granted the exclusive manufacturing rights for the C-3 oven. In March 2002, the Company agreed to purchase 5,000 C-3 ovens from Xiaoya totaling approximately $14 million over a seventeen month period. In addition, in connection with the manufacturing agreement the Company will be required to use working capital to purchase certain component parts that will be supplied to Xiaoya for use in the ovens. Although the Company entered into the agreement with Xiaoya in anticipation that its sales of C-3 ovens will increase from current levels, there can be no such assurance that any sales will materialize. The Company does not currently have a significant number of purchase orders or firm commitments to

TurboChef Technologies, Inc.

Notes to Financial Statements

December 31, 2002, 2001 and 2000

purchase ovens in the future. In December 2002, this purchase requirement was extended for an additional 12 months to August 2004 and the Company agreed to purchase a minimum of 200 ovens per month. As a result of the Company’s cash position, the Company is not currently satisfying the minimum purchase requirement. If the Company were not able to satisfy this purchase requirement, Xiaoya could terminate the agreement at any time and seek monetary damages. Xiaoya is currently the Company’s sole supplier of C-3 ovens.

In July 1999, the Company entered into an agreement with the Gas Research Institute (“GRI”) to develop natural gas-fueled versions of the Company’s commercial and residential cooking systems. The agreement provided the Company with $2 million in funding during 1999, of which $1,847,000 was recorded as deferred revenue and recognized as income on a proportional performance basis as costs are incurred on the commercial countertop rapid cook systems. In exchange for the funding, GRI received 50,000 warrants to purchase the Company’s common stock, which were valued at $153,000, and a defined percentage of the royalty that the Company receives on the sale of various ovens in North America and Europe. The Company began paying royalties to GRI in fiscal year 2000. As of December 31, 2000, the Company has paid royalties to GRI totaling $37,000 and has accrued an additional $37,000 due to GRI. No additional royalties were paid subsequent to 2000.

In September 1999, the Company entered into an agreement to upgrade and warranty 262 ovens installed with Whitbread Group PLC (“Whitbread”). The Company received approximately $1.4 million from Whitbread to complete the upgrade and provide a three-year extended warranty to each of the ovens. The oven upgrades include design changes that were to substantially increase the life and durability of the ovens. These upgrades were completed in February 2000. The $1.4 million had been used to offset expenses relating to the upgrade and warranty as incurred. During 2000, the Company accrued an additional $985,000, respectively, for expenses in excess of payments from Whitbread, relating to the completion of the upgrade and remainder of the warranty period. No additional costs were incurred during Fiscal 2001. In February 2002, the Company and Whitbread entered into an agreement to terminate an extended warranty originally purchased in September, 1999. Under the new agreement, TurboChef was required to pay Whitbread £460,000 (approximately $670,000) plus VAT (value added tax) over a 24 month-period. In return, Whitbread would release TurboChef from its obligation to continue its warranty on 260 older model ovens. On signing the agreement, TurboChef made an initial payment to Whitbread of £50,000 (approximately $72,000) plus VAT and is further required to pay £15,000 (approximately $22,000) plus VAT a month for the next 24 months, with a final payment of £50,000 plus VAT due the final month. The Company has not made the November 2002 through April 2003 payments and is currently in default of the agreement. As a result of the default, the estimated warranty liability was recorded as a warranty liability as of December 31, 2002.

4.	CONCENTRATION OF BUSINESS RISKS

For the years ended December 31, 2000, the Company received $2,100,000, respectively, in fees for product development services and technology transfers from the Company’s alliance with Maytag. The Company did not receive any payments for fees from Maytag in fiscal years 2002 or 2001, since it is currently in arbitration with Maytag.

Maytag discontinued all relationships with the Company in February 2001. The Company is not dependent on Maytag for research fees or supplying the Company with its rapid cook ovens. In May 2001 Maytag relinquished the right to sell the Company’s products in North America.

TurboChef Technologies, Inc.

Notes to Financial Statements

December 31, 2002, 2001 and 2000

In the second quarter of 2000, the Company established a manufacturing venture with Shandong Xiaoya Group in China in which Xiaoya was granted the exclusive manufacturing rights for the C-3 ovens. In March 2002, the Company signed a new agreement to purchase approximately $14 million of C-3 ovens from Xiaoya over the next 17 months. In December 2002, this purchase order was amended to reduce minimum purchases to approximately $600,000 per month.

During fiscal year 2002, 45% of the Company’s direct sales were to one customer. During fiscal year 2001, 35% the Company’s direct sales were to one customer. During fiscal year 2000, 71% the Company’s direct sales were to one customer.

5.	DEBT

In November 2001, the Company purchased $504,000 of parts and oven inventory from Maytag. The Company paid $177,000 in cash and issued a promissory note in the amount of $327,000 for the remaining balance of this purchase. The note was payable in two installments of $131,000 payable in May 2002 and $196,000 payable in November 2002 plus accrued interest. The interest rate of this note is the prime rate, as published in The Wall Street Journal, plus 2% (6.25% at December 31, 2002). The Company has not made any payments on the note and is currently in default. From and after the occurrence of a default, the interest rate of this note is the prime rate as published in The Wall Street Journal plus 5%. On January 6, 2003, Maytag obtained a summary judgment against TurboChef is the amount of $359,372 related to this debt, which is accrued as of December 31, 2002.

In July 2002, the Company issued a non-interest bearing promissory note in the amount of $1,000,000 to Grand Cheer Company Limited (“Grand Cheer”), a principal stockholder of the Company, which was secured by 350 C-3 ovens. The Company agreed to pay approximately $2,800 per oven upon five days of receipt of cash from the sale of the ovens. All of the ovens were sold and cash received but no payment was made to Grand Cheer. The note was due on October 15, 2002. The note also provided that if the Company did not repay the note in full by October 15, 2002, all remaining unvested warrants (666,667 warrants) previously issued to Grand Cheer would immediately vest. The Company incurred a non-cash finance charge of $200,000 which was payable by offsetting the exercise price of the 1,000,000 warrants previously issued to Grand Cheer upon its purchase of the Company’s Series B Convertible Preferred Stock. The $200,000 finance charge was recorded as interest expense during the third quarter of 2002. The Company has not made any payments under this note, which is in default and is currently due and payable. Failure to restructure the loan would have a material adverse effect on the Company. See Note 10 regarding discussion of relationship between the Company’s chairman and Grand Cheer.

TurboChef Technologies, Inc.

Notes to Financial Statements

December 31, 2002, 2001 and 2000

6.	PROPERTY AND EQUIPMENT

At December 31, 2002 and 2001, property and equipment consisted of:

	2002	2001
	(Dollars in thousands)
Leasehold improvements	$235	$257
Furniture and fixtures	685	889
Equipment	302	231

	1,222	1,377
Less accumulated depreciation	(1,052)	(997)

	$170	$380

Depreciation expense was $323,000, $315,000 and $337,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

7.	ACCRUED WARRANTY AND UPGRADE COSTS

The Company generally provides a one-year parts and labor warranty on its ovens. Warranty costs under this program were $224,000, $128,000 and $282,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

In September 1999, the Company entered into an agreement to upgrade and warranty 262 ovens installed with Whitbread. The Company received approximately $1.4 million from Whitbread to complete the upgrade and provide a three-year extended warranty to each of the ovens. The oven upgrades include design changes that were to substantially increase the life and durability of the ovens. These upgrades were completed in February 2000. The $1.4 million had been used to offset expenses relating to the upgrade and warranty as incurred. During 2000, the Company accrued an additional $985,000, respectively, for expenses in excess of payments from Whitbread, relating to the completion of the upgrade and remainder of the warranty period. No additional costs were incurred during Fiscal 2001. In February 2002, the Company and Whitbread entered into an agreement to terminate an extended warranty originally purchased in September, 1999. Under the new agreement, TurboChef was required to pay Whitbread £460,000 (approximately $670,000) plus VAT (value added tax) over a 24 month-period. In return, Whitbread would release TurboChef from its obligation to continue its warranty on 260 older model ovens. On signing the agreement, TurboChef made an initial payment to Whitbread of £50,000 (approximately $72,000) plus VAT and is further required to pay £15,000 (approximately $22,000) plus VAT a month for the next 24 months, with a final payment of £50,000 plus VAT due the final month. The Company has not made the November 2002 through April 2003 payments and is currently in default of the agreement. As a result of the default, the estimated warranty liability was recorded as a warranty liability as of December 31, 2002.

TurboChef Technologies, Inc.

Notes to Financial Statements

December 31, 2002, 2001 and 2000

8.	INCOME TAXES

The following is a reconciliation of the provision/(benefit) for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statements of Operations:

	2002	2001	2000
Computed “expected” tax benefit	$(1,899)	$(2,050)	$(1,354)
Other	(20)	144	(85)
Valuation Allowance	1,919	1,906	1,439

Income tax benefit	$—	$—	$—

The components of the Company’s net deferred tax assets were as follows:

	December 31
	2002	2001
Deferred tax assets:
Warranty reserves	$291	$353
Research and development credit carryforwards	245	245
Net operating loss carryforwards	13,430	11,717
Depreciation	272	95

Other	135	44

Total gross deferred tax assets	14,373	12,454
Less valuation allowance	(14,373)	(12,454)

Net deferred tax assets	—	—

Deferred tax liabilities:	—	—

Net	$—	$—

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the historical operating results of the Company, management is unable to conclude on a more likely than not basis that deferred income tax assets will be realized. Accordingly, the Company recorded a valuation allowance equal to 100% of the net deferred tax assets at December 31, 2002 and 2001.

At December 31, 2002, the Company has net operating loss carryforwards for federal income tax purposes of $39.5 million, which may be used against future taxable income, if any, and which expire in years 2009 to 2022. Any change in ownership under Internal Revenue Code Section 382 could limit the annual utilization of these carryforwards and cause some amount of the carryforwards to expire unutilized.

The Company also has research and development credit carryforwards of approximately $720,000, which may be used to offset future federal tax liability, if any.

TurboChef Technologies, Inc.

Notes to Financial Statements

December 31, 2002, 2001 and 2000

9.	STOCKHOLDERS’ EQUITY

Stock Option Plans

The Company adopted the 1994 Stock Option Plan (“the 1994 Plan”), as amended, pursuant to which stock options covering an aggregate of 7,650,000 shares of the Company’s common stock may be granted. Options awarded under the 1994 Plan (i) are generally granted at exercise prices which equate to or are above quoted market price on the date of the grant; (ii) generally become exercisable over a period of one to four years; and (iii) generally expire seven or ten years subsequent to award.

At December 31, 2002, there were 1,642,942 shares available for grant under the 1994 Plan. The per share weighted-average fair value of stock options granted during 2002, 2001 and 2000 was $0.97, $1.67 and $1.06, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: For 2002, the risk-free interest rate, ranging from 4.24% to 5.22%; expected life, ten years; expected dividend yield 0%; and volatility, 40%. For 2001, risk-free interest rate, ranging from 4.25% to 5.30%; expected life, ten years; expected dividend yield, 0%; and volatility, 41%. For 2000, risk-free interest rate, ranging from 5.73% to 6.79%; expected life, ten years; expected dividend yield, 0%; and volatility, 38%.

The Company accounts for its stock-based employee compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related technical interpretations. Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of Employee stock options equal or exceed the market price of the underlying stock on the dates of grant.

The following table represents the effect on net loss per share if the Company had applied the fair value based method and recognized provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation(“SFAS 123”), to stock-based Employee compensation.

	2002	2001	2000
	(in thousands except per share amounts)
Net loss applicable to common shareholders, as reported:	$(5,854)	$(6,716)	$(3,752)

Add: Stock-based Employee compensation expense included in reported income	—	—	—

Deduct: Total stock-based Employee compensation expense determined under fair value based methods for all awards	(1,344)	(747)	(333)

Pro forma net loss applicable to common shareholders:	$(7,198)	$(7,463)	$(4,085)

Net Loss per share
Basic, as reported	$(.31)	$(.41)	$(.24)

Basic, pro forma	$(.38)	$(.46)	$(.26)

TurboChef Technologies, Inc.

Notes to Financial Statements

December 31, 2002, 2001 and 2000

A summary of stock option activity follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 1999	2,731,500	$6.13

Options granted	1,535,000	2.57
Options exercised	(638,050)	2.44
Options canceled	(813,950)	7.63

Options outstanding at December 31, 2000	2,814,500	$4.77

Options granted	1,707,000	3.02
Options exercised	(342,458)	1.65
Options canceled	(969,876)	5.26

Options outstanding at December 31, 2001	3,209,166	$3.85

Options granted	1,141,134	0.96
Options exercised	(36,332)	1.33
Options canceled	(118,416)	4.14

Options outstanding at December 31, 2002	4,195,552	$3.08

At December 31, 2002, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.54-$9.50 and 7.95 years, respectively. The following table summarizes information about the Company’s stock options outstanding at December 31, 2002:

	Options OutstandingOptions Outstanding		Weighted Average Exercise Price	Options Exercisable
Range of Exercise Prices	Outstanding as of December 31, 2002	Weighted Average Remaining Contractual Life		Exercisable as of December 31, 2002	Weighted Average Exercise Price
$0.54—$2.50	1,813,469	9.67	$1.07	708,382	$1.27
$2.51—$5.00	1,571,833	8.57	$3.48	1,094,082	$3.59
$5.01— 7.50	585,250	2.64	$6.17	573,000	$6.17
$7.51— 9.50	225,000	3.71	$8.53	218,750	$8.51

	4,195,552	7.96	$3.08	2,594,214	$3.94

At December 31, 2002, 2001 and 2000, the number of options exercisable was 2,594,214, 1,537,917 and 1,289,918, respectively, and the weighted-average exercise price of those options was $3.94, $4.60 and $5.25, respectively.

TurboChef Technologies, Inc.

Notes to Financial Statements

December 31, 2002, 2001 and 2000

In addition, the Company grants, from time to time, stock options which are not covered by the 1994 Plan. During 2002, the Company’s new Chief Executive Officer, Mr. Gennaro, was granted 1,475,000 outside of the 1994 Plan. These options vest equally every six months and expire after ten years. The following table summarizes all option grants outside of the 1994 Plan.

Grant Year	Shares Granted	Exercise Price	Remaining Life (in years)	Shares Exercisable as of December 31, 2002
2002	1,475,000	$0.54	9.78	—
1997	165,000	$10.13	1.60	165,000
1995	262,500	$2.50	2.25	262,500

Two former joint venture partners have options to purchase 262,500 and 21,000 shares of common stock at $2.50 and $9.00 per share, respectively. These options expire on December 27, 2005 and March 31, 2006. Compensation expense relating to these options in the amount of $12,000 has been recorded in 2002 and is included in selling, general and administrative expense of the Company’s statement of operations. As of December 31, 2002, none of these options have been exercised.

Authorized Shares

In June 1999, the Board of Directors of the Company approved a proposal to authorize the issuance of up to 5,000,000 shares of Preferred Stock.

Stock Issuances

In August 2000, the Company entered into an agreement with GRI in which they purchased $2.1 million of the Company’s Series A Convertible Preferred Stock for $100 per share. The 21,000 shares of Convertible Preferred Stock carry a dividend of 7% per annum which is payable in common shares upon conversion of the Convertible Preferred Stock into the Company’s common stock. These securities converted into 512,467 shares (459,821 shares related to the conversion of the Series A Convertible Preferred Stock and 52,646 related to common stock dividend paid on the Series A Convertible Preferred Stock) of the Company’s common stock on March 31, 2002.

In March 2001, the Company raised $2,000,000 through the sale of its 8% Series B convertible preferred stock. The dividend on the preferred stock is payable, at the Company’s option, in either cash or shares of common stock. The preferred stock is convertible to common stock at $1.00 per common share (representing the closing sale price of the common stock on the date of funding). In addition, the conversion feature was valued at $381,000 and recorded as a preferred stock dividend.

In April 2001 the Company raised $1,000,000 through the issuance of an 8% Non-Negotiable Promissory Note (“Note”) due April 20, 2003 provided that upon the approval of the stockholders of the Company, which was obtained in August 2001, the entire outstanding principal amount of the Note was converted into the Company’s Series C Convertible Preferred Stock (the “Convertible Preferred Stock”). These securities can be converted into 793,651 shares of common stock.

In June 2001, the Company raised $500,000 through the sale of 625,000 shares of its $.01 per share par value common stock.

In October 2001, the Company raised $500,000 through the sale of 250,000 shares of its $.01 per share par value common stock.

TurboChef Technologies, Inc.

Notes to Financial Statements

December 31, 2002, 2001 and 2000

In December 2001, the Company raised $4,800,000 through the sale of 1,049,823 shares of its $.01 per share par value common stock.

In April 2002, the Company issued 57,985 shares of common stock as payment of accrued dividends on the Company’s Series B and 33,529 shares of common stock as payment of accrued dividends on the Series C Convertible Preferred Stock.

Stock Warrants

In March 2001, the Company issued investor warrants to purchase 1,000,000 shares of common stock at $1.20 per share, in connection to the sale of its Series B Convertible Preferred Stock. These warrants are exercisable in three equal annual installments, commencing one year from the date of issuance and expire in 2011. These warrants are valued at $380,000 and are recorded in stockholders’ equity in the accompanying financial statements.

In June 2001, the Company issued investor warrants to purchase an additional 312,500 shares of common stock at $1.00 per share, in connection with the sale of 625,000 shares of common stock. These warrants vest equally over three years. These warrants are valued at $158,000 and are recorded in stockholders’ equity in the accompanying financial statements.

In August 2001, the Company converted a $1,000,000 convertible note into its Series C Convertible Preferred Stock. A total of 396,825 warrants to purchase the Company’s common stock at $1.51 per share were issued along with the preferred stock. These warrants vest equally over three years. These warrants are valued at $235,000 and are recorded in stockholders’ equity in the accompanying financial statements.

In October 2001, the Company issued investor warrants to purchase an additional 250,000 shares of common stock at $2.25 per share, in connection to the sale of 250,000 shares of common stock. The warrants are exercisable immediately and expire in 2011. These warrants are valued at $489,000 and are recorded in stockholders’ equity in the accompanying financial statements.

In connection with the sale of 1,049,823 shares of common stock in December 2001, the Company issued warrants to purchase an additional 83,986 and 92,958 shares of common stock at $4.10 and $5.34 per share, respectively. The warrants are exercisable immediately and expire in 2006. These warrants are valued at $230,000 and are recorded in stockholders’ equity in the accompanying financial statements.

In December 2002, the Company issued 250,000 warrants to purchase common stock at $1.03 per share in connection with an agreement with Banc of America to assist in raising capital for the Company. The warrants are exercisable immediately and expire in December 2007. These warrants are valued at $72,000 and are recorded in stockholders’ equity in the accompanying financial statements.

10.	RELATED-PARTY TRANSACTIONS

In July 2002, the Company issued a non-interest bearing promissory note in the amount of $1,000,000 to Grand Cheer Company Limited, a principal stockholder of the Company, which was secured by 350 C-3 ovens. The Company agreed to pay approximately $2,800 per oven upon five days of receipt of cash from the sale of the ovens. All of the ovens were sold and cash received but

TurboChef Technologies, Inc.

Notes to Financial Statements

December 31, 2002, 2001 and 2000

no payment was made to Grand Cheer. The note was due on October 15, 2002. The note also provided that if the Company did not repay the note in full by October 15, 2002, all remaining unvested warrants (666,667 warrants) previously issued to Grand Cheer would immediately vest. The Company incurred a non-cash finance charge of $200,000 which was payable by offsetting the exercise price of the 1,000,000 warrants previously issued to Grand Cheer upon its purchase of the Company’s Series B Convertible Preferred Stock. The $200,000 finance charge was recorded as interest expense during the third quarter of 2002. The Company has not made any payments under this note, which is in default and is currently due and payable. Failure to restructure the loan would have a material adverse effect on the Company.

During 2002, the Company leased office space in New York at 660 Madison Avenue through January 31, 2003. This building is owned by a limited liability company controlled by Mr. Bruce Brickman. Mr. Brickman joined the Company’s Board of Directors in March 2002. Mr. Brickman resigned in August 2002. The Company paid approximately $185,000 in base rental charges during 2002 for this office space. The Company believed that, at the time of the lease, these were the prevailing market rates for similar office space in New York. In addition, Mr. Bogatin owns a minority interest in the limited liability corporation.

In April 2001 the Company raised $1,000,000 through the issuance of an 8% Non-Negotiable Promissory Note (“Note”) due April 20, 2003 from Don Gogel, a director of the Company. The entire outstanding principal amount of the Note was to be converted into preferred stock (the “Convertible Preferred Stock”) of the Company upon the approval of the stockholders. This was approved by the stockholders of the Company in August 2001. In addition, the Company issued 396,825 warrants to purchase shares of its common stock. These warrants were valued at $190,000. The warrants have a term of 10 years at an exercise price of $1.51 per share. Each share of Convertible Preferred Stock has (i) a liquidation value of $100 per share, (ii) is entitled to a dividend of $8.00 per share, payable semi-annually in cash or in shares of the Common Stock at the then fair market value and are (iii) convertible into shares of Common Stock at a conversion price of $1.26. The unamortized discount of $190,000 was charged to interest expense.

A question arose as to whether Jeffrey B. Bogatin, Chairman and a director of the Company, or a member of his family has a direct or indirect ownership interest in or control of Grand Cheer, a Hong Kong company which is a principal stockholder and creditor of the Company. Mr. Bogatin has an outside business relationship with a principal of Grand Cheer. Mr. Bogatin has provided the Company with an affidavit stating that neither he nor any member of his family nor any entity in which any of them has an interest (i) currently has or in the past had any direct or indirect interest in or beneficial ownership of Grand Cheer, (ii) is or in the past has been an affiliate of Grand Cheer, (iii) holds or in the past held any director, executive or officer position with Grand Cheer or (iv) is or has been in a position to influence the day-to-day business operations of Grand Cheer. In addition, Grand Cheer has represented to the Company that Mr. Bogatin has not held and does not hold any direct or indirect interest in Grand Cheer and does not hold and has not held any director, executive, officer or other control position in Grand Cheer. If Mr. Bogatin were determined to have an interest in or control of Grand Cheer, the investment in the Company and loan made to the Company by Grand Cheer, which were negotiated on behalf of the Company by Mr. Bogatin, would not have been arm’s length transactions. In addition, if Mr. Bogatin were to be deemed to beneficially own the securities of the Company held by Grand Cheer, Mr. Bogatin’s ownership as reflected in the table included under “Item 2. Security Ownership of Certain Beneficial Owners and Management,” would not be accurately reflected. This matter has been reviewed by the Audit Committee of the Company. Any future transactions with Grand Cheer, including any amendment or modification to the loan, will be subject to the approval of the Audit Committee.

TurboChef Technologies, Inc.

Notes to Financial Statements

December 31, 2002, 2001 and 2000

11.	COMMITMENTS AND CONTINGENCIES

In February 2002, the Company and Whitbread entered into an agreement to terminate an extended warranty originally purchased in September, 1999. Under the new agreement, TurboChef was required to pay Whitbread £460,000 (approximately $670,000) plus VAT (value added tax) over a 24 month-period. In return, Whitbread would release TurboChef from its obligation to continue its warranty on 260 older model ovens. On signing the agreement, TurboChef made an initial payment to Whitbread of £50,000 (approximately $72,000) plus VAT and is further required to pay £15,000 (approximately $22,000) plus VAT a month for the next 24 months, with a final payment of £50,000 plus VAT due the final month. The Company has not made the November 2002 through April 2003 payments and is currently in default of the agreement. As a result of the default, the estimated warranty liability was recorded as a warranty liability as of December 31, 2002.

The Company is obligated under certain non-cancelable leases for office space and equipment, the majority of which have remaining terms of less than one year. Obligations for office space, which extends beyond one year, are $193,000, $193,000 and $16,000 in 2003, 2004 and 2005, respectively.

In March 2002, the Company agreed to purchase 5,000 C-3 ovens from Xiaoya totaling approximately $14 million over a seventeen month period. In addition, in connection with the manufacturing agreement the Company will be required to use working capital to purchase certain component parts that will be supplied to Xiaoya for use in the ovens. Although the Company entered into the agreement with Xiaoya in anticipation that its sales of C-3 ovens will increase from current levels, there can be no such assurance that any sales will materialize. The Company does not currently have a significant number of purchase orders or firm commitments to purchase ovens in the future. In December 2002, this purchase requirement was extended for an additional 12 months to August 2004 and the Company agreed to purchase a minimum of 200 ovens per month.

12.	LITIGATION

In 2001, the Company commenced an arbitration proceeding in Texas against its former strategic partner, the Maytag Corporation (“Maytag”). In July 2002, in response to an Iowa court proceeding brought by Maytag which is discussed below, the Company filed an amended arbitration claim removing two of the Company’s pending claims from the Texas arbitration. Those claims have been filed in the Boston arbitration discussed below. Maytag has made certain counterclaims against the Company in the Texas arbitration and is seeking in excess of $70 million in damages under its counterclaims.

The Company believes that Maytag’s Texas claims are without merit and intends to vigorously defend itself against Maytag’s allegations.

In May 2002, Maytag filed a complaint in Iowa federal court seeking, among other things, to require that two of the Company’s claims originally filed and pending in the Texas arbitration be decided only in a separate arbitration proceeding in Boston, Massachusetts. Maytag’s complaint in the Iowa proceeding also alleges that the Company publicized false and misleading statements about Maytag’s use of the Company’s intellectual property in its residential appliances in a January 2002 press release and in certain other unidentified statements. Based upon this allegation, Maytag asserts claims that the Company caused false advertising with respect to Maytag’s goods and services that the Company has intentionally interfered with Maytag’s prospective business, that the

TurboChef Technologies, Inc.

Notes to Financial Statements

December 31, 2002, 2001 and 2000

Company has defamed Maytag and that the Company has unfairly competed with Maytag. Unlike Maytag’s counterclaims in the Texas arbitration proceeding, its complaint in the Iowa proceeding does not specify the dollar amount of damages sought. In July 2002, the Company filed a motion to dismiss the Maytag complaint or, in the alternative, stay the Iowa proceeding pending resolution of the Texas arbitration. On July 30, 2002, Maytag filed a Motion for Leave to File First Amended Complaint adding a claim that TurboChef failed to pay a promissory note in the amount of $327,478. On January 6, 2003, the Federal Court in the Iowa proceeding granted a summary judgment against TurboChef in the amount of $359,372, which is accrued in Notes Payable as of December 31, 2002, and stayed the remainder of Maytag’s claims pending the final resolution of the Texas claims.

Maytag has also initiated an arbitration in Boston, claiming damages in the amount in excess of $1,300,000 for failure to pay for ovens. TurboChef has filed its counterclaim alleging that Maytag breached its warranty and committed fraud and that TurboChef has been damaged in an amount in excess of $1,500,000.

The parties are currently seeking to negotiate a settlement. There can be no assurance that a settlement will be reached or that any settlement will be favorable to the Company.

The outcome of any litigation, however, is uncertain and an unfavorable outcome could have an adverse effect on our operating results and future operations. Since the outcomes of the arbitration proceedings are uncertain, no adjustments have been made to the financial statements.

13.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Unaudited quarterly financial information follows (in thousands except per share data):

2002	First	Second	Third	Fourth	Fiscal Year
Total revenues	$1,829	$905	$2,477	$2,785	$7,996
Gross profit	830	491	1,062	898	3,281
Net loss	(1,330)	(1,836)	(1,746)	(942)	(5,854)
Basic and diluted loss per share	$(0.07)	$(0.10)	$(0.09)	$(0.05)	$(0.31)
Number of shares used in the computation of loss per share	18,442,666	19,046,644	19,058,526	19,058,526	18,903,708

2001
Total revenues	$481	$778	$890	$1,081	$3,230
Gross profit	184	406	349	699	1,638
Net loss	(2,048)	(1,643)	(1,773)	(1,252)	(6,716)
Basic and diluted loss per share	$(0.13)	$(0.10)	$(0.11)	$(0.08)	$(0.41)
Number of shares used in the computation of loss per share	15,728,423	15,858,918	16,395,918	16,829,794	16,206,808

TurboChef Technologies, Inc.

Notes to Financial Statements

December 31, 2002, 2001 and 2000

14.	GEOGRAPHIC SEGMENT INFORMATION (UNAUDITED)

The Company currently derives primarily all its Product Revenues from one product, according to the following geographic segments:

REGION	2002	2001	2000
North America	$5,917,000	$946,000	$-0-
United Kingdom	1,703,000	1,986,000	2,937,000
Europe and Asia	376,000	298,000	132,000

Totals	$7,996,000	$3,230,000	$3,069,000