Form 10-Q
period 2003-03-31
TURBOCHEF TECHNOLOGIES INC
filed 2003-05-15
CIK 916545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter ended March 31, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at May 9, 2003
Common Stock, $0.01 Par Value	19,419,240

TURBOCHEF TECHNOLOGIES, INC.

TurboChef Technologies, Inc.

Condensed Balance Sheets

(Amounts in Thousands, Except Share Data)

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash	$139	$629
Accounts receivable net of allowance for doubtful accounts of $169 at March 31, 2003 and December 31, 2002	2,046	1,682
Accounts receivable—other	735	735
Inventory	1,385	1,954
Prepaid expenses	53	79

Total current assets	4,358	5,079

Property and equipment, net	130	170

Other assets	134	138

Total assets	$4,622	$5,387

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,075	$1,113
Accounts payable—other	1,445	1,445
Accrued expenses	301	583
Notes payable	1,359	1,359
Accrued upgrade and warranty costs	1,037	1,046

Total current liabilities	5,217	5,546

Commitments and contingencies (Notes 2 and 3)

Stockholders’ deficit:
Preferred stock, $1.00 par value and $100.00 stated value. Authorized 5,000,000 shares. 30,000 issued at March 31, 2003 and December 31, 2002, respectively	2,430	2,430
Common stock, $.01 par value. Authorized 50,000,000 shares. Issued 19,419,240 and 19,058,526 shares at March 31, 2003 and December 31, 2002, respectively	194	191
Additional paid-in capital	46,755	46,513
Accumulated deficit	(46,960)	(46,312)
Notes receivable for stock issuances	(2,563)	(2,530)
Treasury stock—at cost 32,130 shares in 2003 and 2002	(451)	(451)

Total stockholders’ deficit	(595)	(159)

Total liabilities and stockholders’ deficit	$4,622	$5,387

The accompanying notes are an integral part of these financial statements.

TurboChef Technologies, Inc.

Unaudited Interim Condensed Statements of Operations

(Amounts in Thousands, Except Share Data)

	Three Months Ended March 31,
	2003	2002
Revenue—Product sales	$2,566	$1,829

Costs and expenses:
Cost of goods sold	1,370	999
Research and development expenses	220	105
Selling, general and administrative expenses	1,604	2,004

Total costs and expenses	3,194	3,108

Operating loss	(628)	(1,279)

Other income (expense):
Interest income	34	43
Other income	5	1

	39	44

Net loss	$(589)	$(1,235)

Preferred stock dividends	(59)	(95)

Net loss applicable to common stockholders	$(648)	$(1,330)

Loss per common share—basic and diluted	$(0.03)	$(0.07)

Weighted average number of common shares outstanding—basic and diluted	19,062,534	18,442,666

The accompanying notes are an integral part of these financial statements.

TurboChef Technologies, Inc.

Unaudited Interim Condensed Statements of Cash Flows

(Amounts in Thousands)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(589)	$(1,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	124	138
Non-cash interest on notes receivable from employees and directors	(33)	(32)
Non-cash compensation expense	6	12

Changes in operating assets and liabilities:
Accounts receivable	(364)	(1,516)
Inventories	494	(365)
Prepaid expenses and other assets	26	(31)
Accounts payable	(38)	64
Accrued expenses	(111)	175

Net cash used in operating activities	(485)	(2,790)

Net cash used in investing activities—Purchase of equipment and leasehold improvements	(5)	(11)

Cash flows from financing activities:
Payment of broker commission on the sale of common stock	—	(25)
Repayments of notes receivable from employees	—	8
Proceeds from the exercise of stock options	—	35

Net cash provided by financing activities	—	18

Net increase (decrease) in cash and cash equivalents	(490)	(2,783)
Cash and cash equivalents at beginning of period	629	4,498

Cash and cash equivalents at end of period	$139	$1,715

Supplemental disclosures of noncash activities:
Noncash investing activity—accrued preferred stock dividend	$59	$95

Noncash investing activity—payment of preferred stock dividends through the issuance of common stock	$240	$147

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.

Notes to Condensed Financial Statements

(Unaudited)

March 31, 2003

1) Basis of Presentation

TurboChef Technologies, Inc. (“TurboChef” or “the Company”) was incorporated in the State of Delaware on April 3, 1991. The Company is engaged primarily in designing, developing and marketing its proprietary rapid cook technologies. TurboChef’s proprietary rapid cook oven, which requires no ventilation, employs a combination of high speed forced air and microwave energy to “cook-to-order” a variety of food products at faster speeds and to quality standards comparable, and in many instances superior to, other conventional commercial and residential ovens currently available.

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

The financial statements of the Company as of March 31, 2003 and 2002, included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have not been audited by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The December 31, 2002 balance sheet was derived from audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ending December 31, 2002, but does not include all disclosures required by GAAP. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the aforementioned Form 10-K. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in prior period’s financial statements have been reclassified to conform to current year presentation.

Basic net loss per common share is based on 19,062,534 and 18,442,666 weighted average shares outstanding for the three months ended March 31, 2003 and 2002, respectively. For the three months ended March 31, 2003 and 2002, the Company did not report any incremental shares of potentially dilutive stock, as their effect was anti-dilutive.

2) Liquidity

TurboChef’s capital requirements in connection with its product and technology development and marketing efforts have and will continue to be significant. Additional capital will be required to conduct normal business operations and to expand the Company’s operations. Since its inception, the Company has incurred significant operating losses and the losses may continue.

Although revenues from sales of C-3 ovens improved in 2002 and through the first quarter of 2003, the Company has been unable to raise the necessary capital to continue normal business operations and expand the Company’s operations. As of May 9, 2003, the Company had cash and cash equivalents totaling approximately $150,000 and accounts receivable totaling approximately $800,000. Consequently, the Company has had to delay payment to critical suppliers of parts and purchases of C-3 ovens from Xiaoya, as well as delaying payments on accounts payables to preserve cash.

The Company anticipates that its current cash on hand, collections of its accounts receivable and cash from anticipated sales of ovens will be sufficient to meet certain of its critical obligations, primarily payroll, for the next several months. Moreover, the Company will require additional financing to support operations thereafter. In the event the Company’s cash position does not improve, the Company may not be able to purchase C-3 ovens, additional parts and components to manufacture C-3 ovens or meet other critical obligations. The Company believes that it will sell its entire inventory of C-3 ovens in the second quarter of 2003 and will have no inventory to satisfy future sales unless the Company can purchase additional ovens from its manufacturer. Together, these factors impact the availability of oven inventory required to generate sales in future periods and the Company’s ability to continue as a going concern. The Company continues to explore financing alternatives. However, no assurance can be made that the Company will generate the necessary sales of ovens or obtain proceeds from the sale of securities or other financing sources to generate the necessary working capital. As a result of these conditions, the independent certified public accountant’s report on the Company’s financial statements for the year ended December 31, 2002 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.

The Company has, and will continue to hold inventory, to the extent of available funding, due to its long manufacturing cycle. As of March 31, 2003, the Company held $776,000 of finished goods inventory (ovens), $49,000 of demonstration inventory (ovens used for customer demonstrations, tests and pilot programs) and $560,000 of parts inventory (used for manufacturing and service). The Company offers demonstration inventory free of charge or at reduced prices to certain potentially large customers, who wish to test and evaluate an oven prior to purchase.

In March 2002, the Company agreed to purchase 5,000 C-3 ovens from its manufacturer, Shandong Xiaoya Group (“Xiaoya”) totaling approximately $14 million over a seventeen month period. In addition, in connection with the manufacturing agreement the Company will be required to use working capital to purchase certain component parts that will be supplied to Xiaoya for use in the ovens. Although the Company entered into the agreement with Xiaoya in anticipation that its sales of C-3 ovens will increase from current levels, there can be no such assurance that any sales will materialize. The Company does not currently have a significant number of purchase orders or firm commitments to meet its purchase commitments in the future. In December 2002, this purchase requirement was extended for an additional 12 months to August 2004 and the Company agreed to purchase a minimum of 200 ovens per month. As a result of the Company’s current cash position, the Company is not satisfying the minimum purchase requirement. As a result, Xiaoya could terminate the agreement at any time and seek monetary damages. Xiaoya is currently the Company’s sole supplier of C-3 ovens.

In September 1999, the Company entered into an agreement to upgrade and warranty 262 ovens installed for Whitbread Group PLC (“Whitbread”). The Company received approximately $1.4 million from Whitbread to complete the upgrade and provide a three-year extended warranty on each of the ovens. The oven upgrades include design changes that were to substantially increase the life and durability of the ovens. These upgrades were completed in February 2000. The $1.4 million in fees had been used to offset expenses relating to the upgrade and warranty as incurred. During 2000, the Company accrued an additional $985,000, for expenses in excess of payments received from Whitbread, relating to the completion of the upgrade and repairs during the remainder of the warranty period. No additional costs were incurred during Fiscal 2001. In February 2002, the Company and Whitbread entered into an agreement to terminate the upgrade and warranty agreement originally purchased in September 1999. Under the new agreement, TurboChef was required to pay Whitbread £460,000 (approximately $670,000) plus VAT (value added tax) over a 24 month-period. In return, Whitbread would release TurboChef from its obligation to continue its warranty on the 262 older model ovens. On signing the agreement, TurboChef made an initial payment to Whitbread of £50,000 (approximately $72,000) plus VAT and is further required to pay £15,000 (approximately $22,000) plus VAT a month for the next 24 months, with a final payment of £50,000 plus VAT due the final month. The Company has not made the November 2002 through May 2003 payments and is currently in default of the agreement. As a result of the default, an additional estimated warranty liability of $190,000 was recorded as of December 31, 2002.

In November 2001, the Company purchased $504,000 of parts and oven inventory from Maytag. The Company paid $177,000 in cash and issued a promissory note in the amount of $327,000 for the remaining balance of this purchase. The note was payable in two installments of $131,000 payable in May 2002 and $196,000 payable in November 2002 plus accrued interest. The interest rate of this note is the prime rate, as published in The Wall Street Journal, plus 2%. The Company has not made any payments on the note and is currently in default. As of the date of the default, the interest rate of this note increased to the prime rate, as published in The Wall Street Journal, plus 5% (9.25% as of March 31, 2003). On January 6, 2003, Maytag obtained a summary judgment against TurboChef in the amount of $359,372, which is included in notes payable. The parties are negotiating a settlement of all outstanding issues. There can be no assurance that a settlement will be reached, or that if reached, the settlement will be favorable to the Company.

In the first quarter of 2002, the Company expanded its direct sales and marketing efforts. As a result of slower than anticipated sales of ovens the Company has taken actions to reduce the level of fixed overhead. In the second quarter of 2002, the Company closed its United Kingdom office and reduced its sales personnel. During the third quarter of 2002, the Company made the decision to close its New York office, which was closed on January 31, 2003, and consolidate all activities into the Company’s Dallas office. These changes are expected to result in annual cost savings of $1,500,000 which may be offset in part by the Company’s increased use of outsourced support services. The Company will also consider hiring new employees when the Company believes it has the necessary resources to do so. The Company does not currently anticipate any significant increases in lease payments or any other long-term fixed obligations from current levels during fiscal 2003.

In July 2002, the Company issued a non-interest bearing promissory note in the amount of $1,000,000 to Grand Cheer Company Limited (“Grand Cheer”), a principal stockholder of the Company, which was secured by 350 C-3 ovens. The Company agreed to repay the note by making payments of approximately $2,800 per oven within five days of receipt of when cash was received from the sale of the ovens. All of the ovens were sold and cash received but no payment was made to Grand Cheer. The note was due on October 15, 2002. The note also provided that if the Company did not repay the note in full by October 15, 2002, all remaining unvested warrants (666,667 warrants) previously issued to Grand Cheer would immediately vest. In connection with the issuance of the note, the Company incurred a non-cash finance charge of $200,000 which was payable by offsetting the exercise price of the 1,000,000 warrants previously issued to Grand Cheer upon its purchase of the Company’s Series B Convertible Preferred Stock. The $200,000 finance charge was recorded as interest expense during the third quarter of 2002. The Company has not made any payments under this note, which is in default and is currently due and payable. Failure to restructure the loan would have a material adverse effect on the Company.

3) Long-Term Contracts

In February 2002, the Company and Whitbread entered into an agreement to terminate an extended warranty originally purchased by Whitbread from the Company in September 1999. Under the new agreement, TurboChef was required to pay Whitbread £460,000 (approximately $670,000) plus VAT (value added tax) over a 24 month period, beginning in March 2002. In return, Whitbread was to release TurboChef from its obligation to continue its warranty on 262 older model ovens. On signing the agreement, TurboChef made an initial payment to Whitbread of £50,000 (approximately $72,000) plus VAT and thereafter agreed to pay £15,000 (approximately $22,000) plus VAT for 24 months, with a final payment of £50,000 plus VAT due the final month. The Company has not made the November 2002 through May 2003 payments and is currently in default of the agreement.

In the second quarter of 2000, TurboChef established a manufacturing venture with Shandong Xiaoya Group (“Xiaoya”), in China in which Xiaoya was granted the manufacturing rights for the C-3 oven. In March 2002, TurboChef signed a new agreement to purchase 5,000 C-3 ovens totaling approximately $14 million from Xiaoya by August 2003. In December 2002, the purchase requirement was extended for an additional 12 months to August 2004 and the Company agreed to purchase a minimum of 200 ovens per month. As a result of the Company’s current cash position, the Company is not satisfying the minimum purchase requirements. As a result, Xiaoya could terminate the agreement at any time and seek monetary damages. Xiaoya is currently the Company’s sole supplier of C-3 ovens. For additional information, see Note 2.

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

In May 2002, Maytag filed a complaint in Iowa federal court seeking, among other things, to require that two of the Company’s claims originally filed and pending in the Texas arbitration be decided only in a separate arbitration proceeding in Boston, Massachusetts. Maytag’s complaint in the Iowa proceeding also alleges that the Company publicized false and misleading statements about Maytag’s use of the Company’s intellectual property in its residential appliances in a January 2002 press release and in certain other unidentified statements. Based upon this allegation, Maytag asserts claims that the Company caused false advertising with respect to Maytag’s goods and services that the Company has intentionally interfered with Maytag’s prospective business, that the Company has defamed Maytag and that the Company has unfairly competed with Maytag. Unlike Maytag’s counterclaims in the Texas arbitration proceeding, its complaint in the Iowa proceeding does not specify the dollar amount of damages sought. In July 2002, the Company filed a motion to dismiss the Maytag complaint or, in the alternative, stay the Iowa proceeding pending resolution of the Texas arbitration. On July 30, 2002, Maytag filed a Motion for Leave to File First Amended Complaint adding a claim that TurboChef failed to pay a promissory note in the amount of $327,478. On January 6, 2003, the Federal Court in the Iowa proceeding granted a summary judgment against TurboChef in the amount of $359,371.66, which is accrued and included in notes payable in the March 31, 2003 and December 31, 2002 financial statements and stayed the remainder of Maytag’s claims pending the final resolution of the Texas claims.

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

5) Authoritative Pronouncements

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Gurantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, which disclosures are effective for financial statements issued after December 15, 2002. Adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS 148), which amended Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation (SFAS 123). The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement is effective for financial statements with fiscal years ending after December 15, 2002. In compliance with SFAS 148, the Company has elected to continue to follow the intrinsic value method in accounting for stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have made the applicable disclosures.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (FIN No. 46). FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity, to decide whether to consolidate that entity. The Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of TurboChef Technologies, Inc. (“TurboChef” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the ability to obtain additional financing necessary to continue operations; the likelihood of incurring future losses; the Company’s significant purchase commitments; the effect of the long manufacturing cycle on cash flow; the uncertainly of the outcome of the arbitration proceeding with Maytag; the uncertainty of consumer acceptance of new products or technologies that may be offered by TurboChef; the success of the Company’s marketing strategy; the uncertainty inherent in new product development; potential liability for personal injury or property damage; the need to hire and retain key personnel; relationships with and dependence on third-party equipment manufacturers and suppliers; uncertainties relating to business and economic conditions in markets in which TurboChef operates; changing technologies and evolving industry standards; regulatory compliance burdens; the highly competitive environment in which TurboChef operates; competition in the markets served by TurboChef; uncertainties inherent in international manufacturing and sales including foreign currency fluctuations; uncertainty regarding strategic relationships and alliances and the ability to protect TurboChef’s proprietary information. The words “believe,” “expect,” “anticipate,” “intend,” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date of the statement was made. TurboChef undertakes no obligation to update any forward-looking statement.

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

The Company launched the current version of its commercial oven, the TurboChef C-3, in the second quarter of 2000. To date, the TurboChef C-3 rapid cook oven has provided cooking solutions to various quick service restaurants, convenience stores, hotels and traditional restaurants in the United Kingdom, Europe and the United States. In addition, the Company has provided cooking solutions to non-traditional operators in the food service business such as stadiums, movie theatres and service stations. As of March 31, 2003, there were approximately 1,050 C-3 ovens operating in the United Kingdom and Europe and approximately 1,125 C-3 ovens operating in the United States, Canada and Puerto Rico.

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

In the second quarter of 2000, TurboChef established a manufacturing venture with Xiaoya, in China in which Xiaoya was granted the exclusive manufacturing rights for the C-3 oven. In March 2002, TurboChef signed a new agreement to purchase 5,000 C-3 ovens totaling approximately $14 million from Xiaoya by August 2003. In December 2002, this purchase requirement was extended for an additional 12 months to August 2004 and the Company agreed to purchase a minimum of 200 ovens per month. As a result of the Company’s current cash position, the Company is not satisfying the minimum purchase requirements. As a result, Xiaoya could terminate the agreement at any time and seek monetary damages. Xiaoya is currently the Company’s sole supplier of C-3 ovens.

The Company has invested heavily in research, prototype development, strategic alliance development and sales and marketing personnel. As a result of these investments, and the limited revenues generated to date from sales of ovens, the Company has incurred substantial operating losses in each year of its operations (including net losses applicable to common stockholders of $648,000 for the three months ending March 31, 2003).

Critical Accounting Policies

In preparing the financial statements in conformity with accounting principals generally accepted in the United States, the Company uses statistical analyses, estimates and projections that affect the reported amounts and related disclosures and may vary from actual results. The Company considers the following accounting policy to be both important to the portrayal of its financial condition and the policy that requires the most subjective judgment. If actual results differ significantly from management’s estimates and projections, there could be a material effect on the Company’s financial statements. Reference is made to Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 for a description of other significant accounting policies followed by the Company

Revenue Recognition

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

Inventory

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

Foreign Exchange

During the period ending March 31, 2003, approximately 42% of the Company’s revenues were derived from sales outside of the United States. These sales and subsequent accounts receivable, the salaries of employees located outside of the United States and approximately 15% of selling, general and administrative expenses are denominated in foreign currencies, principally British Pounds and Euros. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the US dollar. In addition, trade terms with customers outside of the United States are longer than with customers inside of the United States, which increases the potential of foreign exchange gains or losses. At this time, the Company does not engage in any foreign exchange hedging activities.

Results of Operations for the Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Revenues for the quarter ended March 31, 2003 were $2,566,000, compared to revenues of $1,829,000 for the quarter ended March 31, 2002. The $737,000 increase is primarily attributable to an increase in the number of C-3 ovens sold during the period and increased revenues from the sale of consumables and replacement parts. During the first quarter of 2003, the Company sold 354 C-3 ovens as compared to 244 C-3 ovens in the first quarter of 2002. Sales to three customers accounted for approximately 55% (23%, 19% and 13%) of revenues, respectively, for the quarter ending March 31, 2003.

The average sale price of C3 ovens fell from $7,435 per unit during the quarter ended March 31, 2002 to $6,526 per unit for the quarter ended March 31, 2003. The per unit average revenue decline of $909 (approximately 12%) is principally due to the sale of 49 demonstration units during the current period. Excluding the sale of these demonstration units, the average sale price of new units during the period ended March 31, 2003 was $7,182 per unit. The $253 (approximately 3%) decline from the period ended March 31, 2002 is principally due to the discounted purchase prices to three major customers during the period ended March 31, 2003.

Cost of goods sold for the quarter ended March 31, 2003 were $1,370,000 compared to $999,000 for cost of goods sold in the quarter ended March 31, 2002. The increase of $371,000 is principally due to an increase in the number of C-3 ovens sold during the recent quarter. The average cost of goods sold of C-3 ovens declined by approximately 3% for the quarter compared to the quarter ended March 31, 2002. The decline resulted from favorable purchasing of component parts, as well as a lower purchase price negotiated from our third party manufacturer in 2002, partially offset by higher installation and delivery costs.

Cost of goods sold are calculated based upon the actual cost of the oven, the cost of any accessories supplied with the oven, an allocation of cost for freight, duties and taxes for the importation of the oven and a reserve for warranty. Cost of goods sold does not include any cost allocation for administrative and support services required to deliver or install the oven or an allocation of costs associated with the ongoing quality control of the Company’s manufacturer in China. These costs are recorded within selling, general and administrative expenses.

Gross profit on product sales (revenues less costs of goods sold) for the quarter ended March 31, 2003 increased $366,000 to $1,196,000, when compared to gross profit on product sales of $830,000 during the quarter ended March 31, 2002. This increase is due primarily to a greater number of C-3 ovens sold and from increased profits from the sale of consumables and replacement parts.

Research and development expenses for the quarter ended March 31, 2003 increased $115,000, to $220,000, as compared to $105,000 for the quarter ended March 31, 2002. The increase in research and development expense principally relates to costs of approximately $109,000 for the development of working prototypes of the next generation ovens incorporating advances in the Company’s technologies.

Selling, general and administrative expenses for the quarter ended March 31, 2003 decreased $400,000, to $1,604,000 from comparable expenses of $2,004,000 for the quarter ended March 31, 2002. The decrease is due to a decrease in sales and marketing related costs, which includes a reduction in travel and entertainment expenses of $118,000 resulting from cost containment initiatives. In addition, general and administrative expenses declined as a result of a decrease in payroll expenses of $64,000 due to a reduction in staff, lower occupancy costs of $71,000, as a result of the closure of the offices in New York and the United Kingdom, and a reduction of $120,000 resulting from lower costs of supporting manufacturing operations in China.

Net other income was $39,000 for the quarter ended March 31, 2003, compared to $44,000 for the quarter ended March 31, 2002. The decrease of $5,000 principally relates to a net decrease in interest income due to lower cash balances.

Charges related to preferred stock dividends decreased by $36,000 to $59,000 for the quarter ended March 31, 2003, compared to $95,000 for the quarter ended March 31, 2002. The decrease was due to the conversion of the Company’s Series A Convertible Preferred Stock into common shares in March 2002, partially offset by dividends payable on the Company’s Series C Convertible Preferred Stock, which was issued in August 2002.

Net loss decreased by $682,000 to $648,000 for the quarter ended March 31, 2003, as compared to $1,330,000 for the quarter ended March 31, 2002. The net loss per share declined to $0.03 from $0.07, based on the weighted average number of shares outstanding of 19,062,534 and 18,442,666 for the quarters ended March 31, 2003 and 2002, respectively. The decrease in net loss is principally due to the increase in C-3 oven sales during the first quarter of 2003 and certain cost cutting initiatives.

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

Although revenues from sales of C-3 ovens improved during 2002 and through the first quarter of 2003 and the Company continues to be optimistic about sales prospects in the future, the Company has been unable to raise the necessary capital to continue normal business operations and expand the

Company’s operations. As of May 9, 2003, the Company had cash and cash equivalents totaling approximately $150,000 and accounts receivable totaling approximately $800,000. Consequently, the Company has had to delay payment to critical suppliers of parts and purchases of C-3 ovens from Xiaoya, as well as delaying payments on accounts payables to preserve cash.

The Company anticipates that its current cash on hand, collections of its accounts receivable and cash from anticipated sales of ovens will be sufficient to meet certain of its critical obligations, primarily payroll, for the next several months. Moreover, the Company will require additional financing to support operations thereafter. In the event the Company’s cash position does not improve, the Company may not be able to purchase C-3 ovens, additional parts and components to manufacture C-3 ovens or to meet other critical obligations. The Company believes that it will sell its entire inventory of C-3 ovens in the second quarter of 2003 and will have no inventory to satisfy future sales unless the Company can purchase additional ovens from its manufacturer. Together, these factors impact the availability of oven inventory required to generate sales in future periods and the Company’s ability to continue as a going concern. The Company continues to explore financing alternatives. However, no assurance can be made that the Company will generate the necessary sales of ovens or obtain proceeds from the sale of securities or other financing sources to generate the necessary working capital. As a result of these conditions, the independent certified public accountant’s report on the Company’s financial statements for the year ended December 31, 2002 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.

The Company has, and will continue to hold inventory, to the extent of available funding, due to its long manufacturing cycle. As of March 31, 2003, the Company held $776,000 of finished goods inventory (ovens), $49,000 of demonstration inventory (ovens used for customer demonstrations, tests and pilot programs) and $560,000 of parts inventory (used for manufacturing and service). The Company offers demonstration inventory free of charge or at reduced prices to certain potentially large customers, who wish to test and evaluate an oven prior to purchase.

In March 2002, the Company agreed to purchase 5,000 C-3 ovens from its manufacturer, Shandong Xiaoya Group (“Xiaoya”) totaling approximately $14 million over a seventeen month period. In addition, in connection with the manufacturing agreement the Company will be required to use working capital to purchase certain component parts that will be supplied to Xiaoya for use in the ovens. Although the Company entered into the agreement with Xiaoya in anticipation that its sales of C-3 ovens will increase from current levels, there can be no such assurance that any sales will materialize. The Company does not currently have a significant number of purchase orders or firm commitments to meet its purchase commitments in the future. In December 2002, this purchase requirement was extended for an additional 12 months to August 2004 and the Company agreed to purchase a minimum of 200 ovens per month. As a result of the Company’s cash position, the Company is not currently satisfying the minimum purchase requirement. As a result, Xiaoya could terminate the agreement at any time and seek monetary damages. Xiaoya is currently the Company’s sole supplier of C-3 ovens.

In September 1999, the Company entered into an agreement to upgrade and warranty 262 ovens installed for Whitbread Group PLC (“Whitbread”). The Company received approximately $1.4 million from Whitbread to complete the upgrade and provide a three-year extended warranty on each of the ovens. The oven upgrades include design changes that were to substantially increase the life and durability of the ovens. These upgrades were completed in February 2000. The $1.4 million in fees had been used to offset expenses relating to the upgrade and warranty as incurred. During 2000, the Company accrued an additional $985,000, for expenses in excess of payments received from Whitbread, relating to the completion of the upgrade and repairs during the remainder of the warranty period. No additional costs were incurred during Fiscal 2001. In February 2002, the Company and Whitbread entered into an agreement to terminate the upgrade and warranty agreement originally purchased in September, 1999. Under the new agreement, TurboChef was required to pay Whitbread £460,000 (approximately $670,000) plus VAT (value added tax) over a 24 month-period. In return, Whitbread would release TurboChef from its obligation to continue its warranty on the 262 older model ovens. On signing the agreement, TurboChef made an initial payment to Whitbread of £50,000 (approximately $72,000) plus VAT and is further required to pay £15,000 (approximately $22,000) plus VAT a month for the next 24 months, with a final payment of £50,000 plus VAT due the final month. The Company has not made the November 2002 through May 2003 payments and is currently in default of the agreement. As a result of the default, an additional estimated warranty liability of $190,000 was recorded as of December 31, 2002.

In November 2001, the Company purchased $504,000 of parts and oven inventory from Maytag. The Company paid $177,000 in cash and issued a promissory note in the amount of $327,000 for the remaining balance of this purchase. The note was payable in two installments of $131,000 payable in May 2002 and $196,000 payable in November 2002 plus accrued interest. The interest rate of this note is the prime rate, as published in The Wall Street Journal, plus 2%. The Company has not made any payments on the note and is currently in default. As of the date of the default, the interest rate of this note increased to the prime rate, as published in The Wall Street Journal, plus 5% (9.25% as of March 31, 2003). On January 6, 2003, Maytag obtained a summary judgment against TurboChef in the amount of $359,372, which is included in notes payable. The parties are negotiating a settlement of all outstanding issues. There can be no assurance that a settlement will be reached, or that if reached, the settlement will be favorable to the Company.

In the first quarter of 2002, the Company expanded its direct sales and marketing efforts. As a result of slower than anticipated sales of ovens the Company has taken actions to reduce the level of fixed overhead. In the second quarter of 2002, the Company closed its United Kingdom office and reduced its sales personnel. During the third quarter of 2002, the Company made the decision to close its New York office, which was closed on January 31, 2003, and consolidate all activities into the Company’s Dallas office. These changes are expected to result in annual cost savings of $1,500,000 which may be offset in part by the Company’s increased use of outsourced support services. The Company will also consider hiring new employees when the Company believes it has the necessary resources to do so. The Company does not currently anticipate any significant increases in lease payments or any other long-term fixed obligations from current levels during fiscal 2003.

In July 2002, the Company issued a non-interest bearing promissory note in the amount of $1,000,000 to Grand Cheer Company Limited (“Grand Cheer”), a principal stockholder of the Company, which was secured by 350 C-3 ovens. The Company agreed to repay the note by making payments of approximately $2,800 per oven within five days of receipt of when cash was received from the sale of the ovens. All of the ovens were sold and cash received but no payment was made to Grand Cheer. The note was due on October 15, 2002. The note also provided that if the Company did not repay the note in full by October 15, 2002, all remaining unvested warrants (666,667 warrants) previously issued to Grand Cheer would immediately vest. In connection with the issuance of the note, the Company incurred a non-cash finance charge of $200,000 which was payable by offsetting the exercise price of the 1,000,000 warrants previously issued to Grand Cheer upon its purchase of the Company’s Series B Convertible Preferred Stock. The $200,000 finance charge was recorded as interest expense during the third quarter of 2002.

The Company has not made any payments under this note, which is in default and is currently due and payable. Failure to restructure the loan would have a material adverse effect on the Company.

Cash used in operating activities was $485,000 for the three months ended March 31, 2003, as compared to cash used in operating activities of $2,790,000 for the three months ended March 31, 2002. The net loss of $648,000, for the three months ended March 31, 2003, included $97,000 of non-cash charges (depreciation, amortization, non-cash interest and non-cash compensation expenses), as compared to $118,000 for the three months ended March 31, 2002. Net cash used in operating activities for the three months ended March 31, 2003 was negatively impacted by an increase in accounts receivable ($364,000) and decreases in accounts payable and accrued expenses ($149,000). These operating cash requirements were partially offset by a decrease in inventory of $494,000.

Cash used in investing activities for the three months ended March 31, 2003, was $5,000, compared to $11,000 for the three months ended March 31, 2002. The uses of cash were made up of capital equipment purchases during the periods. The Company anticipates an increase in capital expenditures to approximately $300,000 during fiscal 2003 in order to build its global sales and marketing infrastructure. All capital expenditures will be dependent upon achieving adequate working capital.

Cash provided by financing activities for the three months ended March 31, 2003 was $0, as compared to $18,000 for the three months ended March 31, 2002.

At March 31, 2003, the Company had cash of $139,000, as compared to cash of $629,000 at December 31, 2002.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Approximately 42% of the Company’s revenues in the first quarter of 2003 were derived from sales outside of the United States. These sales and subsequent accounts receivable, the salaries of employees located outside of the United States and approximately 15% of selling, general and administrative expenses are denominated in foreign currencies, principally British Pounds and Euros. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the US dollar. In addition, trade terms with customers outside of the United States are longer than with customers inside of the United States, which increases the potential of foreign exchange gains or losses. There is no assurance that the Company will not be subject to foreign exchange losses in the future.

The Company is in default on a promissory note issued to Maytag. From and after the occurrence of a default, the interest rate of this note increased to the prime rate, as published in The Wall Street Journal, plus 5%. Maytag obtained a summary judgment against TurboChef is the amount of $359,372, which is accrued and included in notes payable in the March 31, 2003 and December 31, 2002 financial statements. The Company is subject to market risk related to the change in the prime rate of interest.

As of March 31 2003, the Company does not have any assets or liabilities other than those discussed above that have the potential for market risk that would affect the operating results or cash flow of the Company and is not engaged in any foreign currency hedging activity.

Item 4: Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.

The PEO & PFO maintain controls and procedures designed to ensure that they are able to collect the information which is required to be disclosed in reports filed with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. The PEO and PFO are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness. Based on their evaluation of our disclosure controls and procedures which took place as of a date within 90 days of the filing date of this report, the PEO and PFO believe that these procedures are effective to ensure that we are able to collect, process, and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

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

Since the date of the most recent evaluation of internal controls by the PEO and PFO, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. Other Information

Item 1: Legal Proceedings

The Company is party to certain legal and arbitration proceedings. For a description of these proceedings, reference is made to Part I Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10K for the year ended December 31, 2002.

Item 2: Changes in Securities and Use of Proceeds.

On March 31, 2003, the Company issued 155,573 and 77,787 shares of its $0.01 par value Common Stock as payment of dividends (earned through February 28, 2003) to the holders of the Company’s Series B and Series C Convertible Preferred Stock, respectively.

The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with such issuances.

Item 3: Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

On April 22, 2003, the Company’s Common Stock was delisted from the Nasdaq Stock Market and commenced trading on the OTC Bulletin Board under the symbol “TRBO.OB”.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits

99.1	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TURBOCHEF TECHNOLOGIES, INC.

By: /s/ John C. Shortley
John C. Shortley Controller and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Dated: May 15, 2003

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

Date: May 15, 2003	/s/ Jeffrey B. Bogatin
Jeffrey B. Bogatin Chairman of the Board (Principal Executive Officer)

A signed original of this written statement required by Section 906 has been provided to TurboChef Technologies, Inc. and will be retained by TurboChef Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

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

Date: May 15, 2003	/s/ John C. Shortley
John C. Shortley Controller & Treasurer (Principal Financial Officer)

A signed original of this written statement required by Section 906 has been provided to TurboChef Technologies, Inc. and will be retained by TurboChef Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.