Form 10-Q
period 2003-06-30
TURBOCHEF TECHNOLOGIES INC
filed 2003-08-14
CIK 916545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter ended June 30, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at August 8, 2003
Common Stock, $0.01 Par Value	19,419,240

TURBOCHEF TECHNOLOGIES, INC.

TurboChef Technologies, Inc.

Condensed Balance Sheets

(Amounts in Thousands, Except Share Data)

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash	$172	$629
Accounts receivable net of allowance for doubtful accounts of $262 and $169 at June 30, 2003 and December 31, 2002, respectively	488	1,682
Accounts receivable—other	735	735
Inventory	1,493	1,954
Prepaid expenses	56	79

Total current assets	2,944	5,079

Property and equipment, net	74	170

Other	100	138

Total assets	$3,118	$5,387

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,405	$1,113
Accounts payable—other	1,445	1,445
Accrued expenses	331	583
Notes payable	1,359	1,359
Accrued upgrade and warranty costs	875	1,046

Total current liabilities	5,415	5,546

Commitments and contingencies (Notes 2 and 3)

Stockholders’ deficit:
Preferred stock, $1.00 par value and $100.00 stated value. Authorized 5,000,000 shares. 30,000 issued at March 31, 2003 and December 31, 2002, respectively	2,430	2,430
Common stock, $.01 par value. Authorized 50,000,000 shares. Issued 19,419,240 and 19,058,526 shares at June 30, 2003 and December 31, 2002, respectively	194	191
Additional paid-in capital	46,761	46,513
Accumulated deficit	(48,635)	(46,312)
Notes receivable for stock issuances	(2,596)	(2,530)
Treasury stock—at cost 32,130 shares in 2003 and 2002	(451)	(451)

Total stockholders’ deficit	(2,297)	(159)

Total liabilities and stockholders’ deficit	$3,118	$5,387

The accompanying notes are an integral part of these financial statements.

TurboChef Technologies, Inc.

Unaudited Interim Condensed Statements of Operations

(Amounts in Thousands, Except Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue—Product sales	$612	$905	$3,178	$2,734

Costs and expenses:
Cost of goods sold	347	414	1,717	1,413
Research and development expenses	267	79	487	184
Selling, general and administrative expenses	1,641	2,199	3,247	4,203

Total costs and expenses	2,255	2,692	5,451	5,800

Operating loss	(1,643)	(1,787)	(2,273)	(3,066)

Other income:
Interest income	32	36	66	79
Interest expense	—	(24)	—	(26)
Other income	(3)	(1)	4	2

	29	11	70	55

Net loss	$(1,614)	$(1,776)	$(2,203)	$(3,011)

Preferred stock dividends	(60)	(60)	(119)	(155)

Net loss applicable to common stockholders	$(1,674)	$(1,836)	$(2,322)	$(3,166)

Loss per common share—basic and diluted	$(0.09)	$(0.10)	$(0.12)	$(0.17)

Weighted average number of common shares outstanding—basic and diluted	19,419,240	19,046,644	19,241,872	18,746,323

The accompanying notes are an integral part of these financial statements.

TurboChef Technologies, Inc.

Unaudited Interim Condensed Statements of Cash Flows

(Amounts in Thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(2,203)	$(3,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	229	274
Non-cash interest on notes receivable from employees and directors	(66)	(65)
Non-cash compensation expense	13	24
Changes in operating assets and liabilities:
Accounts receivable	1,092	(737)
Bad debt reserve	101	—
Inventories	336	(850)
Prepaid expenses and other assets	53	61
Accounts payable	292	657
Accrued expenses	(303)	(150)

Net cash used in operating activities	(456)	(3,797)

Net cash used in investing activities—Purchase of equipment and leasehold improvements	(1)	(40)

Cash flows from financing activities:
Payment of broker commission on the sale of common stock	—	(25)
Repayments of notes receivable from employees	—	8
Proceeds from the exercise of stock options	—	48

Net cash provided by financing activities	—	31

Net increase (decrease) in cash and cash equivalents	(457)	(3,806)
Cash and cash equivalents at beginning of period	629	4,498

Cash and cash equivalents at end of period	$172	$692

Supplemental disclosures of noncash activities:
Noncash investing activity—accrued preferred stock dividend	$119	$155

Noncash investing activity—payment of preferred stock dividends through the issuance of common stock	$240	$363

Noncash financing activity—conversion of preferred stock	$—	$2,100

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.

Notes to Condensed Financial Statements

(Unaudited)

June 30, 2003

1) Basis of Presentation

TurboChef Technologies, Inc. (“TurboChef” or “the Company”) was incorporated in the State of Delaware on April 3, 1991. The Company is engaged primarily in designing, developing and marketing its proprietary rapid cook technologies. TurboChef’s proprietary rapid cook oven, which requires no ventilation, employs a combination of high speed forced air and microwave energy to “cook-to-order” a variety of food products at faster speeds and to quality standards comparable and in many instances superior to other conventional commercial and residential ovens currently available.

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

The financial statements of the Company as of June 30, 2003 and 2002, included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have not been audited by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The December 31, 2002 balance sheet was derived from audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ending December 31, 2002, but does not include all disclosures required by GAAP. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the aforementioned Form 10-K. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in prior period’s financial statements have been reclassified to conform to current year presentation.

Basic net loss per common share is based on 19,419,240 and 19,046,644 weighted average shares outstanding for the three months ended June 30, 2003 and 2002, respectively. Basic net loss per common share is based on 19,241,872 and 18,746,323 weighted average shares outstanding for the six months ended June 30, 2003 and 2002, respectively. For the three month periods and six month periods ended

June 30, 2003 and 2002, the Company did not report any incremental shares of potentially dilutive stock, as their effect was anti-dilutive.

2) Liquidity

TurboChef’s capital requirements in connection with its product and technology development and marketing efforts have and will continue to be significant. Additional capital will be required to conduct normal business operations. Since its inception, the Company has incurred significant operating losses and the losses may continue.

Although revenues from sales of C-3 ovens improved in 2002 and through the first half of 2003, the Company has been unable to raise the necessary capital to continue normal business operations. As of August 8, 2003, the Company had cash and cash equivalents totaling approximately $80,000 and accounts receivable totaling approximately $500,000. Consequently, the Company has had to delay payments to critical suppliers of parts, has not purchased additional C-3 ovens from its manufacturer, Shandong Xiaoya (“Xiaoya”) since February 2003 and is delaying payments on accounts payables to preserve cash. If the Company’s cash position does not improve in the very near future the Company would have to further curtail or cease its operations.

The Company anticipates that its current cash on hand, collections of its accounts receivable and cash from anticipated sales of ovens will be sufficient to meet certain of its critical obligations, primarily payroll, for the next few months after which time the Company will require additional financing to continue its operations. However, the Company does not have sufficient funds to repay existing obligations to a number of vendors and it is possible that one or more of these vendors may take legal action against the Company. In the event the Company’s cash position does not improve, the Company will not be able to purchase C-3 ovens, additional parts and components to manufacture C-3 ovens or meet other critical obligations. The Company believes that it will sell its entire inventory of C-3 ovens in the third quarter of 2003 and will have no inventory to satisfy future sales unless the Company can purchase additional ovens from its manufacturer. Together, these factors impact the availability of oven inventory required to generate sales in future periods and the Company’s ability to continue as a going concern. The Company continues to explore financing alternatives. However, no assurance can be made that the Company will generate the necessary sales of ovens or obtain proceeds from the sale of securities or other financing sources to generate the necessary working capital. As a result of these conditions, the independent certified public accountant’s report on the Company’s financial statements for the year ended December 31, 2002 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.

The Company has, and will continue to hold inventory, to the extent of available funding, due to its long manufacturing cycle. As of June 30, 2003, the Company held $659,000 of finished goods inventory (ovens) and $834,000 of parts inventory (used for manufacturing and service). The Company offers demonstration inventory free of charge or at reduced prices to certain potentially large customers, who wish to test and evaluate an oven prior to purchase. Of the $659,000 held in finished goods inventory, approximately $261,000 is currently being held under a Warehouseman’s Lien due to non-payment on duty, freight and storage fees. The Company is currently working with this vendor to release ovens on a pro-rata basis.

In March 2002, the Company agreed to purchase 5,000 C-3 ovens from Xiaoya totaling approximately $14 million over a seventeen month period. In addition, in connection with the manufacturing agreement the Company will be required to use working capital to purchase certain component parts that will be supplied to Xiaoya for use in the ovens. Although the Company entered into the agreement with Xiaoya in anticipation that its sales of C-3 ovens would increase from then current levels, there can be no such assurance that any sales will materialize. The Company does not currently have a significant number of purchase orders or firm commitments to meet its purchase commitments in the future. In December 2002, this purchase requirement was extended for an additional 12 months to August 2004 and the Company agreed to purchase a minimum of 200 ovens per month.

Due to the Company’s current cash position, the Company has not purchased any ovens since February 2003. As of July 31, 2003, the Company was 1,160 units or $3.4 million behind in its required purchases under the contract. In addition, the Company owes Xiaoya $234,000 for units shipped during February 2003. As a result, Xiaoya may terminate the agreement at any time and seek monetary damages. Although the Company believes that production will restart if it receives adequate financing, there are no assurances that this will occur. If Xiaoya were to terminate this agreement, the agreement provides that the Company would be responsible for the purchase of all remaining ovens, unused parts, employee severance and manufacturing equipment at the factory. The amounts that Xiaoya could claim would be in excess of $1 million. In addition, Xiaoya could claim that the Company could be held liable for the balance of the units due under the 5,000 unit purchase commitment (approximately 4,000 units). At this time, Xiaoya has not asserted its rights to terminate the contract and has been working with the Company to try to restart oven production. However, the Company has been informed by Xiaoya that if it does not begin purchasing ovens, Xiaoya would shut down. Management is communicating with Xiaoya and expects to maintain the manufacturing relationship if new funding becomes available. The accompanying financial statements do not reflect any accrual related to the non-performance under the Xiaoya agreement. Xiaoya is currently the Company’s sole supplier of C-3 ovens.

The Company currently has $393,000 of parts inventory and equipment at the Xiaoya facility. If the Company is unable to raise additional equity to restart production or if Xiaoya were to terminate the contract, the Company may no longer have access to these parts. The Company currently does not have any employees at the Xiaoya facility.

In September 1999, the Company entered into an agreement to upgrade and warranty 262 ovens installed for Whitbread Group PLC (“Whitbread”). The Company received approximately $1.4 million from Whitbread to complete the upgrade and provide a three-year extended warranty on each of the ovens. The oven upgrades include design changes that were to substantially increase the life and durability of the ovens. These upgrades were completed in February 2000. The $1.4 million in fees had been used to offset expenses relating to the upgrade and warranty as incurred. During 2000, the Company accrued an additional $985,000, for expenses in excess of payments received from Whitbread, relating to the completion of the upgrade and repairs during the remainder of the warranty period. No additional costs were incurred during Fiscal 2001. In February 2002, the Company and Whitbread entered into an agreement to terminate the upgrade and warranty agreement originally purchased in September 1999. Under the new agreement, TurboChef was required to pay Whitbread £460,000 (approximately $670,000) plus VAT (value added tax) over a 24 month-period. In return, Whitbread would release TurboChef from its obligation to continue its warranty on the 262 older model ovens. On signing the agreement, TurboChef made an initial payment to Whitbread of £50,000 (approximately $72,000) plus VAT and is further required to pay £15,000 (approximately $22,000) plus VAT a month for the next 24 months, with a final payment of £50,000 plus VAT due the final month. The Company has not made the November 2002 through August 2003 payments and is currently in default of the agreement. As a result of the default, the estimated warranty liability was recalculated, resulting in an additional estimated warranty liability of $190,000.

In November 2001, the Company purchased $504,000 of parts and oven inventory from it’s former strategic alliance partner, Maytag Corporation (“Maytag”). The Company paid $177,000 in cash and issued a promissory note in the amount of $327,000 for the remaining balance of this purchase. The note was payable in two installments of $131,000 payable in May 2002 and $196,000 payable in November 2002 plus accrued interest. The interest rate of this note is the prime rate, as published in The Wall Street Journal, plus 2%. The Company has not made any payments on the note and is currently in default. As of the date of the default, the interest rate of this note increased to the prime rate, as published in The Wall Street Journal, plus 5% (9.00% as of June 30, 2003). On January 6, 2003, Maytag obtained a summary judgment against TurboChef in the amount of $359,372, which is included in notes payable. The parties are negotiating a settlement of all outstanding issues. There can be no assurance that a settlement will be reached, or that if reached, the settlement will be favorable to the Company.

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

In July 2002, the Company issued a non-interest bearing promissory note in the amount of $1,000,000 to Grand Cheer Company Limited (“Grand Cheer”), a principal stockholder of the Company, which was secured by 350 C-3 ovens. The Company agreed to repay the note by making payments of approximately $2,800 per oven within five days of receipt of when cash was received from the sale of the ovens. All of the ovens were sold and cash received but no payment was made to Grand Cheer. The note was due on October 15, 2002. The provisions of the note also provided that if the Company did not repay the note in full by October 15, 2002, all remaining unvested warrants (666,667 warrants) previously issued to Grand Cheer would immediately vest. In connection with the issuance of the note, the Company incurred a non-cash finance charge of $200,000 which was payable by offsetting the exercise price of the 1,000,000 warrants previously issued to Grand Cheer upon its purchase of the Company’s Series B Convertible Preferred Stock. Grand Cheer is disputing that the $200,000 finance charge should be applied to the purchase of warrants, rather than the offsetting in the exercise price. This would result in the issuance of 166,667 shares of new stock and the remaining 833,333 warrants would remain at the original $1.20 per share strike price. No action has been taken by the Company in regards to this dispute. The $200,000 finance charge was recorded as interest expense during the third quarter of 2002. The Company has not made any payments under this note, which is in default and is currently due and payable. Failure to restructure the loan would have a material adverse effect on the Company.

3) Long-Term Contracts

In February 2002, the Company and Whitbread entered into an agreement to terminate an extended warranty originally purchased by Whitbread from the Company in September 1999. Under the new agreement, TurboChef was required to pay Whitbread £460,000 (approximately $670,000) plus VAT (value added tax) over a 24 month period, beginning in March 2002. In return, Whitbread was to release TurboChef from its obligation to continue its warranty on 262 older model ovens. On signing the agreement, TurboChef made an initial payment to Whitbread of £50,000 (approximately $72,000) plus VAT and thereafter agreed to pay £15,000 (approximately $22,000) plus VAT for 24 months, with a final payment of £50,000 plus VAT due the final month. The Company has not made the November 2002 through August 2003 payments and is currently in default of the agreement. For additional information, see Note 2.

In March 2002, the Company agreed to purchase 5,000 C-3 ovens from Xiaoya totaling approximately $14 million over a seventeen month period. In addition, in connection with the manufacturing agreement the Company will be required to use working capital to purchase certain component parts that will be supplied to Xiaoya for use in the ovens. Although the Company entered into the agreement with Xiaoya in anticipation that its sales of C-3 ovens would increase from then current levels, there can be no such assurance that any sales will materialize. The Company does not currently have a significant number of purchase orders or firm commitments to meet its purchase commitments in the future. In December 2002, this purchase requirement was extended for an additional 12 months to August 2004 and the Company agreed to purchase a minimum of 200 ovens per month.

Due to the Company’s current cash position, the Company has not purchased any ovens since February 2003. For additional information, see Note 2.

4) Litigation

In 2001, the Company commenced an arbitration proceeding in Texas against its former strategic partner, Maytag. In July 2002, in response to an Iowa court proceeding brought by Maytag which is discussed below, the Company filed an amended arbitration claim removing two of the Company’s pending claims from the Texas arbitration. Those claims have been filed in the Boston arbitration discussed below. Maytag has made certain counterclaims against the Company in the Texas arbitration and is seeking in excess of $70 million in damages under its counterclaims.

The Company believes that Maytag’s Texas claims are without merit and intends to vigorously defend against Maytag’s allegations.

In May 2002, Maytag filed a complaint in Iowa federal court seeking, among other things, to require that two of the Company’s claims originally filed and pending in the Texas arbitration be decided only in a separate arbitration proceeding in Boston, Massachusetts. Maytag’s complaint in the Iowa proceeding also alleges that the Company publicized false and misleading statements about Maytag’s use of the Company’s intellectual property in its residential appliances in a January 2002 press release and in certain other unidentified statements. Based upon this allegation, Maytag asserts claims that the Company caused false advertising with respect to Maytag’s goods and services that the Company has intentionally interfered with Maytag’s prospective business, that the Company has defamed Maytag and that the Company has unfairly competed with Maytag. Unlike Maytag’s counterclaims in the Texas arbitration proceeding, its complaint in the Iowa proceeding does not specify the dollar amount of damages sought. In July 2002, the Company filed a motion to dismiss the Maytag complaint or, in the alternative, stay the Iowa proceeding pending resolution of the Texas arbitration. On July 30, 2002, Maytag filed a Motion for Leave to File First Amended Complaint adding a claim that TurboChef failed to pay a promissory note in the amount of $327,478. On January 6, 2003, the Federal Court in the Iowa proceeding granted a summary judgment against TurboChef in the amount of $359,372, which is accrued and included in notes payable in the June 30, 2003 and December 31, 2002 financial statements and stayed the remainder of Maytag’s claims pending the final resolution of the Texas claims.

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

5) Authoritative Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, Gurantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, which disclosures are effective for financial statements issued after December 15, 2002. Adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS No. 150 will have a material impact on its results of operations or financial position.

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

The Company launched the current version of its commercial oven, the TurboChef C-3, in the second quarter of 2000. To date, the TurboChef C-3 rapid cook oven has provided cooking solutions to various quick service restaurants, convenience stores, hotels and traditional restaurants in the United Kingdom, Europe and the United States. In addition, the Company has provided cooking solutions to non-traditional operators in the food service business such as stadiums, movie theatres and service stations. As of June 30, 2003, there were approximately 1,100 C-3 ovens operating in the United Kingdom and Europe and approximately 1,200 C-3 ovens operating in the United States, Canada and Puerto Rico.

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

In March 2002, the Company agreed to purchase 5,000 C-3 ovens from its manufacturer, Shandong Xiaoya Group (“Xiaoya”) totaling approximately $14 million over a seventeen month period. In addition, in connection with the manufacturing agreement the Company will be required to use working capital to purchase certain component parts that will be supplied to Xiaoya for use in the ovens. Although the Company entered into the agreement with Xiaoya in anticipation that its sales of C-3 ovens would increase from then current levels, there can be no such assurance that any sales will materialize. The Company does not currently have a significant number of purchase orders or firm commitments to meet its purchase commitments in the future. In December 2002, this purchase requirement was extended for an additional 12 months to August 2004 and the Company agreed to purchase a minimum of 200 ovens per month.

Due to the Company’s current cash position, the Company has not purchased any ovens since February 2003. As of July 31, 2003, the Company was 1,160 units or $3.4 million behind in its required purchases under the contract. In addition, the Company owes Xiaoya $234,000 for units shipped during February 2003. As a result, Xiaoya may terminate the agreement at any time and seek monetary damages. Although the Company believes that production will restart if it receives adequate financing, there are no assurances that this will occur. If Xiaoya were to terminate this agreement, the agreement provides that the Company would be responsible for the purchase of all remaining ovens, unused parts, employee severance and manufacturing equipment at the factory. The amounts that Xiaoya could claim would be in excess of $1 million. In addition, Xiaoya could claim that the Company could be held liable for the balance of the units due under the 5,000 unit purchase commitment (approximately 4,000 units). At this time, Xiaoya has not asserted its rights to terminate the contract and has been working with the Company to try to restart oven production. However, the Company has been informed that if it does not begin purchasing ovens, Xiaoya would shut down. Management is communicating with Xiaoya and expects to maintain the manufacturing relationship if new funding becomes available. The accompanying financial statements do not reflect any accrual related to the non-performance under the Xiaoya agreements. Xiaoya is currently the Company’s sole supplier of C-3 ovens.

The Company currently has $393,000 of parts inventory and equipment at the Xiaoya facility. If the Company is unable to raise additional equity to restart production or if Xiaoya were to terminate the contract, the Company may no longer have access to these parts. The Company currently does not have any employees at the Xiaoya facility.

The Company has invested heavily in research, prototype development, strategic alliance development and sales and marketing personnel. As a result of these investments, and the limited revenues generated to date from sales of ovens, the Company has incurred substantial operating losses in each year of its operations (including net losses applicable to common stockholders of $2,322,000 and $3,166,000 for the six months ending June 30, 2003 and 2002, respectively).

Critical Accounting Policies

In preparing the financial statements in conformity with accounting principals generally accepted in the United States, the Company uses statistical analyses, estimates and projections that affect the reported amounts and related disclosures and may vary from actual results. The Company considers the following accounting policies to be both important to the portrayal of its financial condition and the policies that requires the most subjective judgment. If actual results differ significantly from management’s estimates and projections, there could be a material effect on the Company’s financial statements. Reference is made to Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 for a description of other significant accounting policies followed by the Company.

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

Inventory

Inventories are valued at the lower of cost or market and primarily consist of ovens and replacement parts. The Company determines cost for ovens by the specific cost method. Freight costs are included in costs of goods sold. Ovens used for demonstration and testing are generally depreciated over a one-year period. All finished goods relate to the Company’s current C-3 oven. Substantially all of the Company’s parts are for the Company’s C-3 oven, which the Company currently sells.

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

Foreign Exchange

During the six month period ending June 30, 2003, approximately 38% of the Company’s revenues were derived from sales outside of the United States. These sales and subsequent accounts receivable, the salaries of employees located outside of the United States and approximately 15% of selling, general and administrative expenses are denominated in foreign currencies, principally British Pounds and Euros. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the US dollar. In addition, trade terms with customers outside of the United States are longer than with customers inside of the United States, which increases the potential of foreign exchange gains or losses. At this time, the Company does not engage in any foreign exchange hedging activities.

Results of Operations for the Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Revenues for the quarter ended June 30, 2003 were $612,000, compared to revenues of $905,000 for the quarter ended June 30, 2002. The $293,000 decrease is primarily attributable to a decrease in C-3 ovens sold during the period. This was partially offset by increased revenues from the sale of consumables and replacement parts. During the second quarter of 2003, the Company sold 67 C-3 ovens as compared to 130 C-3 ovens in the second quarter of 2002. Sales to one customers accounted for approximately 22% of revenues for the quarter ending June 30, 2003.

The average sale price of C3 ovens fell from $7,701 per unit during the quarter ended June 30, 2002 to $7,162 per unit for the quarter ended June 30, 2003. The per unit average revenue decline of $539 (approximately 7%) is principally due to the discounted purchases by one major customer and the elimination of direct sales in the UK due to the transfer of business to a single distributor during March 2003.

Cost of goods sold for the quarter ended June 30, 2003 were $347,000 compared to $414,000 for cost of goods sold in the quarter ended June 30, 2002. The decrease of $67,000 is principally due to lower oven sales, partially offset by an increase in consumables and replacement parts.

The average cost of goods sold of C-3 ovens increased by approximately 30% for the period ended June 30, 2003, as compared to the quarter ended June 30, 2002. The increase was principally due to a one-time cost savings on parts purchased from Maytag resulting in substantially lower cost of sales during the three month period ended June 30, 2002. Excluding this one time cost savings, cost of sales decreased by approximately 2% for the period ended June 30, 2003, as compared to the period ended June 30, 2002.

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

Gross profit/(loss) on product sales (revenues less costs of goods sold) for the quarter ended June 30, 2003 decreased $226,000 to $265,000, when compared to gross profit on product sales of $491,000 during the quarter ended June 30, 2002. This decrease is due primarily to a decrease in the number of units sold during the quarter ended June 30, 2003.

Research and development expenses for the quarter ended June 30, 2003 increased $188,000, to $267,000, as compared to $79,000 for the quarter ended June 30, 2002. The increase in research and development expense principally relates to costs of approximately $160,000 for the development of working prototypes and certification of the Company’s next generation ovens incorporating advances in the Company’s technologies.

Selling, general and administrative expenses for the quarter ended June 30, 2003 decreased $558,000, to $1,641,000 from comparable expenses of $2,199,000 for the quarter ended June 30, 2002. The decrease is due to a reduction in sales and marketing related costs, which includes a reduction in travel and entertainment expenses of $78,000 resulting from cost containment initiatives. In addition, general and administrative expenses declined as a result of a decrease in payroll expenses of $607,000 due to a reduction in staff, and a reduction of $62,000 from reducing various stock listing expenses. These reductions were offset by a one time charge of $101,000 relating to bad debt reserve on receivables from one of the Company’s distributors and an increase in legal fees of $64,000 associated with Grand Cheer.

Net other income was $29,000 for the quarter ended June 30, 2003, compared to $11,000 for the quarter ended June 30, 2002. The increase of $18,000 principally relates to a reduction in interest expense.

Charges related to preferred stock dividends were $60,000 for the quarter ended June 30, 2003, and $60,000 for the quarter ended June 30, 2002. Dividends are accrued on the Company’s Series B and Series C Convertible Preferred Stock throughout the year. Dividends are paid semi-annually in either cash or common stock. The payment method is at the Company’s sole determination. To date, all dividends have been paid in the form of common stock.

Net loss applicable to common shareholders decreased by $162,000 to $1,674,000 for the quarter ended June 30, 2003, as compared to $1,836,000 for the quarter ended June 30, 2002. The net loss per share decreased to $0.09 from $0.10, based on the weighted average number of shares outstanding of 19,419,240 and 19,046,644 for the quarters ended June 30, 2003 and 2002, respectively. The decrease in net loss is principally due to a reduction in selling, general and administrative expenses of $558,000. This was partially offset by a decrease in C-3 oven sales during the quarter and an additional bad debt reserve of $101,000.

Results of Operations for the Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Revenues for the six months ended June 30, 2003 was $3,178,000, compared to revenues of $2,734,000 for the six months ended June 30, 2002. The $444,000 increase is primarily attributable to an increase in the number of C-3 ovens sold during the period and increased revenues from the sale of consumables and replacement parts. During the first six months of 2003, the Company sold 421 C-3 ovens as compared to 374 C-3 ovens in the first six months of 2002. Sales to three customers accounted for approximately 55% (22%, 21% and 12%) of revenues, respectively, for the six months ending June 30, 2003.

The average sale price of C3 ovens fell from $7,581 per unit during the six months ended June 30, 2002 to $6,627 per unit for the six months ended June 30, 2003. The per unit average revenue decline of $954 (approximately 13%) is principally due to the sale of 49 demonstration units during the first quarter of 2003. Excluding the sale of these demonstration units, the average sale price of new units during the period ended June 30, 2003 was $7,180 per unit. The $401 (approximately 5%) decline for the first six months of 2003 is principally due to the discounted purchase prices to three major customers during the period ended June 30, 2003.

Cost of goods sold for the six months ended June 30, 2003 were $1,717,000 compared to $1,413,000 for cost of goods sold for the six months ended June 30, 2002. The increase of $304,000 is principally due to an increase in the number of C-3 ovens, parts and consumables sold during the period. In addition, the cost of sales during the six month period ended June 30, 2002 was reduced due to a one-time cost savings on parts purchased from Maytag resulting in substantially lower cost of sales during the second quarter of 2002. Excluding these one time charges, the average cost of goods sold of C-3 ovens decreased by approximately 2% for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. The decline resulted from favorable purchasing of component parts, as well as a lower purchase price negotiated from Xiaoya in 2002, partially offset by higher installation and delivery costs.

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

Gross profit on product sales (revenues less costs of goods sold) for the six months ended June 30, 2003 increased $140,000 to $1,461,000, when compared to gross profit on product sales of $1,321,000 during the six months ended June 30, 2002. This increase was principally due to an increase in the number of unit sales during the six months ended June 30, 2003.

Research and development expenses for the six months ended June 30, 2003 increased $303,000, to $487,000, as compared to $184,000 for the six months ended June 30, 2002. The increase in research and development expense principally relates to costs of approximately $267,000 for the development of working prototypes and certification of the Company’s next generation ovens incorporating advances in the Company’s technologies.

Selling, general and administrative expenses for the six months ended June 30, 2003 decreased $956,000, to $3,247,000 from comparable expenses of $4,203,000 for the six months ended June 30, 2002. The decrease is due to a decrease in sales and marketing related costs, which includes a reduction in travel and entertainment expenses of $298,000 resulting from cost containment initiatives. In addition, general and administrative expenses declined as a result of a decrease in payroll expenses of $152,000 due to a reduction in staff, lower occupancy costs of $84,000, as a result of the closure of the offices in New York and the United Kingdom, reductions in direct selling expenses of $100,000 and a reduction of $269,000 resulting from lower costs of supporting manufacturing operations in China.

Net other income was $70,000 for the six months ended June 30, 2003, compared to $55,000 for the six months ended June 30, 2002. The increase of $15,000 principally relates to reductions in interest expense and interest income on cash balances.

Charges related to preferred stock dividends decreased by $36,000 to $119,000 for the six months ended June 30, 2003, compared to $155,000 for the six months ended June 30, 2002. The decrease was due to the conversion of the Company’s Series A Convertible Preferred Stock into common shares in March 2002.

Net loss applicable to common shareholders decreased by $844,000 to $2,322,000 for the six months ended June 30, 2003, as compared to $3,166,000 for the six months ended June 30, 2002. The net loss per share declined to $0.12 from $0.17, based on the weighted average number of shares outstanding of 19,241,872 and 18,746,323 for the six months ended June 30, 2003 and 2002, respectively. The decrease in net loss is principally due reduced selling, general and administrative expenses during the current six month period.

Liquidity and Capital Resources

TurboChef’s capital requirements in connection with its product and technology development and marketing efforts have and will continue to be significant. Additional capital will be required to conduct normal business operations. Since its inception, the Company has incurred significant operating losses and the losses may continue.

Although revenues from sales of C-3 ovens improved during 2002 and through the first six months of 2003 and subject to its ability to obtain adequate financing, of which there are no assurances that this will occur, the Company continues to be optimistic about sales prospects in the future. However, the Company has been unable to raise the necessary capital to continue operations. As of August 8, 2003, the Company had cash and cash equivalents totaling approximately $80,000 and accounts receivable totaling approximately $500,000. Consequently, the Company has had to delay payments to critical suppliers of parts, has not purchased additional C-3 ovens from Xiaoya since February 2003 and is delaying payments on accounts payables to preserve cash. If the Company’s cash position does not improve in the very near future, the Company would have to further curtail or cease its operations.

The Company anticipates that its current cash on hand, collections of its accounts receivable and cash from anticipated sales of ovens will be sufficient to meet certain of its critical obligations, primarily payroll, for the next few months, after which time the Company will require additional financing to continue its operations. However, the Company does not have sufficient funds to repay existing obligations to a number of vendors and it is possible than one or more of these vendors may take legal action against the Company. In the event the Company’s cash position does not improve, the Company will not be able to purchase C-3 ovens, additional parts and components to manufacture C-3 ovens or to meet other critical obligations. The Company believes that it will sell its entire inventory of C-3 ovens in the third quarter of 2003 and will have no inventory to satisfy future sales unless the Company can purchase additional ovens from its manufacturer. Together, these factors impact the availability of oven inventory required to generate sales in future periods and the Company’s ability to continue as a going concern. The Company continues to explore financing alternatives. However, no assurance can be made that the

Company will generate the necessary sales of ovens or obtain proceeds from the sale of securities or other financing sources to generate the necessary working capital. As a result of these conditions, the independent certified public accountant’s report on the Company’s financial statements for the year ended December 31, 2002 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.

The Company has, and will continue to hold inventory, to the extent of available funding, due to its long manufacturing cycle. As of June 30, 2003, the Company held $659,000 of finished goods inventory (ovens) and $834,000 of parts inventory (used for manufacturing and service). The Company offers demonstration inventory free of charge or at reduced prices to certain potentially large customers, who wish to test and evaluate an oven prior to purchase. Of the $659,000 held in finished goods inventory, approximately $261,000 is currently being held under a Warehouseman’s Lien due to non-payment on duty, freight and storage fees. The Company is currently working with this vendor to release ovens on a pro-rata basis.

The Company has reserved for all of its parts located at the Xiaoya manufacturing facility in China. If the Company is unable to begin purchasing ovens from Xiaoya or if the Xiaoya facility shuts down due to lack of orders, the Company may be unable to recover the parts located at this facility. The Company currently does not have any personnel at this facility.

In March 2002, the Company agreed to purchase 5,000 C-3 ovens from Xiaoya totaling approximately $14 million over a seventeen month period. In addition, in connection with the manufacturing agreement the Company will be required to use working capital to purchase certain component parts that will be supplied to Xiaoya for use in the ovens. Although the Company entered into the agreement with Xiaoya in anticipation that its sales of C-3 ovens would increase from then current levels, there can be no such assurance that any sales will materialize. The Company does not currently have a significant number of purchase orders or firm commitments to meet its purchase commitments in the future. In December 2002, this purchase requirement was extended for an additional 12 months to August 2004 and the Company agreed to purchase a minimum of 200 ovens per month.

Due to the Company’s current cash position, the Company has not purchased any ovens since February 2003. As of July 31, 2003, the Company was 1,160 units or $3.4 million behind in its required purchases under the contract. In addition, the Company owes Xiaoya $234,000 for units shipped during February 2003. As a result, Xiaoya may terminate the agreement at any time and seek monetary damages. Although the Company believes that production will restart if it receives adequate financing, there are no assurances that this will occur. If Xiaoya were to terminate this agreement, the agreement provides that the Company would be responsible for the purchase of all remaining ovens, unused parts, employee severance and manufacturing equipment at the factory. The amounts that Xiaoya could claim would be in excess of $1 million. In addition, Xiaoya could claim that the Company could be held liable for the balance of the units due under the 5,000 unit purchase commitment (approximately 4,000 units). At this time, Xiaoya has not asserted its rights to terminate the contract and has been working with the Company to try to restart oven production. However, the Company has been informed that if it does not begin purchasing ovens, Xiaoya would shut down. Management is communicating with Xiaoya and expects to maintain the manufacturing relationship if new funding becomes available. The accompanying financial statements do not reflect any accrual related to the non-performance under the Xiaoya agreements. Xiaoya is currently the Company’s sole supplier of C-3 ovens.

The Company currently has $393,000 of parts inventory and equipment at the Xiaoya facility. If the Company is unable to raise additional equity to restart production or if Xiaoya were to terminate the contract, the Company may no longer have access to these parts. The Company currently does not have any employees at the Xiaoya facility.

In September 1999, the Company entered into an agreement to upgrade and warranty 262 ovens installed for Whitbread Group PLC (“Whitbread”). The Company received approximately $1.4 million from Whitbread to complete the upgrade and provide a three-year extended warranty on each of the ovens. The oven upgrades include design changes that were to substantially increase the life and durability of the ovens. These upgrades were completed in February 2000. The $1.4 million in fees had been used to offset expenses relating to the upgrade and warranty as incurred. During 2000, the Company accrued an additional $985,000, for expenses in excess of payments received from Whitbread, relating to the completion of the upgrade and repairs during the remainder of the warranty period. No additional costs were incurred during Fiscal 2001. In February 2002, the Company and Whitbread entered into an agreement to terminate the upgrade and warranty agreement originally purchased in September 1999. Under the new agreement, TurboChef was required to pay Whitbread £460,000 (approximately $670,000) plus VAT (value added tax) over a 24 month-period. In return, Whitbread would release TurboChef from its obligation to continue its warranty on the 262 older model ovens. On signing the agreement, TurboChef made an initial payment to Whitbread of £50,000 (approximately $72,000) plus VAT and is further required to pay £15,000 (approximately $22,000) plus VAT a month for the next 24 months, with a final payment of £50,000 plus VAT due the final month. The Company has not made the November 2002 through August 2003 payments and is currently in default of the agreement. As a result of the default, the estimated warranty liability was recalculated, resulting in an additional estimated warranty liability of $190,000.

In November 2001, the Company purchased $504,000 of parts and oven inventory from Maytag. The Company paid $177,000 in cash and issued a promissory note in the amount of $327,000 for the remaining balance of this purchase. The note was payable in two installments of $131,000 payable in May 2002 and $196,000 payable in November 2002 plus accrued interest. The interest rate of this note is the prime rate, as published in The Wall Street Journal, plus 2%. The Company has not made any payments on the note and is currently in default. As of the date of the default, the interest rate of this note increased to the prime rate, as published in The Wall Street Journal, plus 5% (9.00% as of June 30, 2003). On January 6, 2003, Maytag obtained a summary judgment against TurboChef in the amount of $359,372, which is included in notes payable. The parties are negotiating a settlement of all outstanding issues. There can be no assurance that a settlement will be reached, or that if reached, the settlement will be favorable to the Company.

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

In July 2002, the Company issued a non-interest bearing promissory note in the amount of

$1,000,000 to Grand Cheer Company Limited (“Grand Cheer”), a principal stockholder of the Company, which was secured by 350 C-3 ovens. The Company agreed to repay the note by making payments of approximately $2,800 per oven within five days of receipt of when cash was received from the sale of the ovens. All of the ovens were sold and cash received but no payment was made to Grand Cheer. The note was due on October 15, 2002. The provisions of the note also provided that if the Company did not repay the note in full by October 15, 2002, all remaining unvested warrants (666,667 warrants) previously issued to Grand Cheer would immediately vest. In connection with the issuance of the note, the Company incurred a non-cash finance charge of $200,000 which was payable by offsetting the exercise price of the 1,000,000 warrants previously issued to Grand Cheer upon its purchase of the Company’s Series B Convertible Preferred Stock. Grand Cheer is disputing that the $200,000 finance charge should be applied to the purchase of warrants, rather than the offsetting in the exercise price. This would result in the issuance of 166,667 shares of new stock and the remaining 833,333 warrants would remain at the original $1.20 per share strike price. No action has been taken by the Company in regards to this dispute. The $200,000 finance charge was recorded as interest expense during the third quarter of 2002. The Company has not made any payments under this note, which is in default and is currently due and payable. Failure to restructure the loan would have a material adverse effect on the Company.

Cash used in operating activities was $456,000 for the six months ended June 30, 2003, as compared to cash used in operating activities of $3,797,000 for the six months ended June 30, 2002. The net loss of $2,203,000, for the six months ended June 30, 2003, included $176,000 of non-cash charges (depreciation, amortization, non-cash interest and non-cash compensation expenses), as compared to $233,000 for the six months ended June 30, 2002. Net cash used in operating activities for the six months ended June 30, 2003 was positively impacted by a decrease in accounts receivable ($1,092,000) and inventory ($336,000), as well as an increase in accounts payable ($292,000). These operating cash requirements were partially offset by a decrease in accrued expenses of $303,000.

Cash used in investing activities for the six months ended June 30, 2003, was $1,000, compared to $40,000 for the six months ended June 30, 2002. The uses of cash were made up of capital equipment purchases during the periods. The Company anticipates an increase in capital expenditures to approximately $300,000 during fiscal 2003 in order to build its global sales and marketing infrastructure. All capital expenditures will be dependent upon achieving adequate working capital.

Cash provided by financing activities for the six months ended June 30, 2003 was $0, as compared to $31,000 for the six months ended June 30, 2002.

At June 30, 2003, the Company had cash of $172,000, as compared to cash of $629,000 at December 31, 2002.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Approximately 42% of the Company’s revenues in the second quarter of 2003 were derived from sales outside of the United States. These sales and subsequent accounts receivable, the salaries of employees located outside of the United States and approximately 15% of selling, general and administrative expenses are denominated in foreign currencies, principally British Pounds and Euros. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the US dollar. In addition, trade terms with customers outside of the United States are longer than with customers inside of the United States, which increases the potential of foreign exchange gains or losses. There is no assurance that the Company will not be subject to foreign exchange losses in the future.

The Company is in default on a promissory note issued to Maytag. From and after the occurrence of a default, the interest rate of this note increased to the prime rate, as published in The Wall Street Journal, plus 5%. Maytag obtained a summary judgment against TurboChef is the amount of $359,372, which is accrued and included in notes payable in the June 30, 2003 and December 31, 2002 financial statements. The Company is subject to market risk related to the change in the prime rate of interest.

As of June 30, 2003, the Company does not have any assets or liabilities other than those discussed above that have the potential for market risk that would affect the operating results or cash flow of the Company and is not engaged in any foreign currency hedging activity.

Item 4: Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarter ended June 30, 2003.

The PEO & PFO maintain controls and procedures designed to provide reasonable assurances that they are able to collect the information which is required to be disclosed in reports filed with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. The PEO and PFO are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness. Based on their evaluation of the Company’s disclosure controls and procedures, the PEO and PFO believe that these procedures are effective to ensure that we are able to collect, process, and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

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

During the quarter ended June 30, 2003 there have been no significant changes in such internal controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. Other Information

Item 1:	Legal Proceedings

The Company is party to certain legal and arbitration proceedings. For a description of these proceedings, reference is made to Part I Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 2:	Changes in Securities and Use of Proceeds.

None

Item 3:	Defaults Upon Senior Securities

None

Item 4:	Submission of Matters to a Vote of Security Holders

None

Item 5:	Other Information

On April 22, 2003, the Company’s Common Stock was delisted from the Nasdaq Stock Market and commenced trading on the OTC Bulletin Board under the symbol “TRBO.OB”.

Item 6:	Exhibits and Reports on Form 8-K

(a)    Exhibits

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TURBOCHEF TECHNOLOGIES, INC.

By: /s/ John C. Shortley
John C. Shortley
Controller and Treasurer
(Duly Authorized Officer and
Principal Financial Officer)

Dated: August 14, 2003