Form 10-Q
period 2003-09-30
TURBOCHEF TECHNOLOGIES INC
filed 2003-11-14
CIK 916545

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

                 For the Fiscal Quarter ended September 30, 2003

                                       OR
    [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                            SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                                       TO
                           -----------    ------------


                         Commission File Number 0-23478

                            -------------------------


                          TURBOCHEF TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                                    48-1100390
     (State or Other Jurisdiction of                     (I.R.S. Employer
      Incorporation or Organization)                  Identification Number)
      10500 METRIC DRIVE, SUITE 128                            75243
              DALLAS, TEXAS                                 (Zip Code)
(Address of Principal Executive Offices)


               Registrant's Telephone Number, Including Area Code:
                                 (214) 379-6000

                            -------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

     Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.


                                               NUMBER OF SHARES OUTSTANDING
       TITLE OF EACH CLASS                          AT OCTOBER 27, 2003
       -------------------                          -------------------
  Common Stock, $0.01 Par Value                          19,419,240

================================================================================


                                  TURBOCHEF TECHNOLOGIES, INC.
                                        TABLE OF CONTENTS

FORM 10-Q ITEM                                                                         PAGE
--------------                                                                         ----
PART I.    FINANCIAL INFORMATION

     Item 1.     Financial Statements

                 Unaudited Condensed Balance Sheets as of September 30, 2003
                 and December 31, 2002..................................................3

                 Unaudited Interim Condensed Statements of Operations for the
                 three and nine months ended September 30, 2003 and 2002................4

                 Unaudited Interim Condensed Statements of Cash Flows for the
                 nine months ended September 30, 2003 and 2002..........................5

                 Notes to the Unaudited Interim Condensed Financial Statements..........6

     Item 2.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..............................................13

     Item 3.     Quantitative and Qualitative Disclosures about Market Risk.............24

     Item 4.     Controls and Procedures................................................25

PART II.   OTHER INFORMATION

     Item 1.     Legal Proceedings......................................................25

     Item 2.     Changes in Securities and Use of Proceeds..............................25

     Item 3.     Defaults Upon Senior Securities........................................26

     Item 4.     Submission of Matters to a Vote of Security Holders....................26

     Item 5.     Other Information......................................................26

     Item 6.     Exhibits and Reports on Form 8-K.......................................26

                 Signatures.............................................................26


PART 1.    FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS


                                        TurboChef Technologies, Inc.
                                     Unaudited Condensed Balance Sheets
                                  (Amounts in Thousands, Except Share Data)

                                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                                -------------     ------------
                                                                                    2003             2002
                                                                                    ----             ----

                                  Assets
                                  ------
Current assets:
  Cash and cash equivalents                                                      $      66         $     629
  Accounts receivable net of allowance for doubtful accounts of
  $219 and $169 at September 30, 2003 and December 31, 2002, respectively              331             1,682
  Accounts receivable - other                                                          749               735
  Inventory                                                                          1,298             1,954
  Prepaid expenses                                                                      92                79
                                                                                 ---------         ---------
                  Total current assets                                               2,536             5,079
                                                                                 ---------         ---------

Property and equipment, net                                                             72               170

Other                                                                                   96               138
                                                                                 ---------         ---------
                  Total assets                                                     $ 2,704           $ 5,387
                                                                                 =========         =========

                   Liabilities and Stockholders' Deficit
                   -------------------------------------

Current liabilities:
  Accounts payable                                                               $   1,701         $   1,113
  Accounts payable - other                                                           1,445             1,445
  Accrued expenses                                                                     339               583
  Notes payable                                                                      1,545             1,359
  Accrued upgrade and warranty costs                                                   810             1,046
                                                                                 ---------         ---------
                  Total current liabilities                                          5,840            5,546

Commitments and contingencies (Notes 2 and 3)

Stockholders' deficit:
  Preferred stock, $1.00 par value and $100.00 stated value.
    Authorized 5,000,000 shares.  30,000 issued at
    September 30, 2003 and December 31, 2002, respectively                           2,430             2,430
  Common stock, $.01 par value. Authorized 50,000,000 shares.
    Issued 19,419,240 and 19,058,526 shares at
    September 30, 2003 and December 31, 2002, respectively                             194               191
  Additional paid-in capital                                                        46,767            46,513
  Accumulated deficit                                                              (49,447)          (46,312)
  Notes receivable for stock issuances                                              (2,629)           (2,530)
  Treasury stock - at cost 32,130 shares in 2003 and 2002                             (451)             (451)
                                                                                 ---------         ---------
                  Total stockholders' deficit                                       (3,136)             (159)
                                                                                 ---------         ---------

                  Total liabilities and stockholders' deficit                    $   2,704         $   5,387
                                                                                 =========         =========


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.




                                             TurboChef Technologies, Inc.
                                 Unaudited Interim Condensed Statements of Operations
                                       (Amounts in Thousands, Except Share Data)


                                                    Three Months Ended September 30,    Nine Months Ended September 30,
                                                    --------------------------------    -------------------------------
                                                        2003                2002           2003               2002
                                                        ----                ----           ----               ----

Revenue - Product sales                             $       533         $     2,477     $     3,710        $     5,211


Costs and expenses:
  Cost of goods sold                                        255               1,415           1,972              2,828
  Research and development expenses                         194                 296             680                606
  Selling, general and administrative expenses              688               2,287           3,935              6,382
                                                    -----------         -----------     -----------        -----------
               Total costs and expenses                   1,137               3,998           6,587              9,816
                                                    -----------         -----------     -----------        -----------

               Operating loss                              (604)             (1,521)         (2,877)            (4,605)
                                                    -----------         -----------     -----------        -----------

Other income:
  Interest income                                            33                  35              99                114
  Interest expense                                         (186)               (200)           (186)              (226)
  Other income                                                3                  (4)              7                 (2)
                                                    -----------         -----------     -----------        -----------
                                                           (150)               (169)            (80)              (114)
                                                    -----------         -----------     -----------        -----------

               Net loss                                    (754)             (1,690)         (2,957)            (4,719)

Preferred stock dividends                                   (60)                (56)           (179)              (191)
                                                    -----------         -----------     -----------        -----------
  Net loss applicable to common stockholders        $      (814)        $    (1,746)    $    (3,136)       $    (4,910)
                                                    ===========         ===========     ===========        ===========


Loss per common share - basic and diluted           $     (0.04)        $     (0.09)    $     (0.16)       $     (0.26)
                                                    ===========         ===========     ===========        ===========

  Weighted average number of common
    shares outstanding - basic and diluted           19,419,240          19,058,526      19,301,645         18,851,534
                                                    ===========         ===========     ===========        ===========



                         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                      4


                                            TurboChef Technologies, Inc.
                                Unaudited Interim Condensed Statements of Cash Flows
                                               (Amounts in Thousands)
                                                                                               Nine Months Ended
                                                                                               -----------------
                                                                                        September 30,      September 30,
                                                                                        -------------      -------------
                                                                                            2003                2002
                                                                                            ----                ----
Cash flows from operating activities:
  Net loss                                                                              $     (2,957)      $     (4,719)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Depreciation and amortization                                                                  234                413
  Allowance for doubtful accounts                                                                 51                100
  Non-cash interest on notes receivable from employees and directors                             (99)               (99)
  Non-cash compensation expense                                                                   19                 31
  Non-cash interest expense                                                                      186                200

     Changes in operating assets and liabilities:
        Accounts receivable                                                                    1,300               (769)
        Inventories                                                                              532               (913)
        Prepaid expenses and other assets                                                          3                (39)
        Accounts payable                                                                         588                360
        Accrued expenses                                                                        (420)               465
                                                                                        ------------       ------------
        Net cash used in operating activities                                                   (563)            (4,970)
                                                                                        ------------       ------------

Net cash used in investing activities - Purchase of equipment
  and leasehold improvements                                                                       -                (89)
                                                                                        ------------       ------------

Cash flows from financing activities:
  Payment of broker commission on the sale of common stock                                         -                (25)
  Repayments of notes receivable from employees                                                    -                  8
  Proceeds from the exercise of stock options                                                      -                 48
  Proceeds from note payable                                                                       -              1,000
                                                                                        ------------       ------------
        Net cash provided by financing activities                                                  -              1,031
                                                                                        ------------       ------------

Net decrease in cash and cash equivalents                                                       (563)            (4,028)
Cash and cash equivalents at beginning of period                                                 629              4,498
                                                                                        ------------       ------------
Cash and cash equivalents at end of period                                              $         66       $        470
                                                                                        ============       ============

Supplemental disclosures of noncash activities:

  Noncash investing activity - accrued preferred stock dividend                         $        141       $        191
                                                                                        ============       ============

  Noncash investing activity - payment of preferred stock dividends
    through the issuance of common stock                                                $        240       $        363
                                                                                        ============       ============

  Noncash financing activity - conversion of preferred stock                            $          -       $      2,100
                                                                                        ============       ============


                        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                           5

                          TURBOCHEF TECHNOLOGIES, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)
                               September 30, 2003

1)   NATURE OF OPERATIONS AND BASIS OF PRESENTATION
     ----------------------------------------------

     TurboChef Technologies, Inc. ("TurboChef" or "the Company") was incorporated in the State of Delaware on April 3, 1991. The Company is engaged primarily in designing, developing and marketing its proprietary rapid cook technologies. The Company's proprietary rapid cook oven, which requires no ventilation, employs a combination of high speed forced air and microwave energy to "cook-to-order" a variety of food products at faster speeds and to quality standards comparable, and in many instances superior, to other conventional commercial and residential ovens currently available.

     The Company's commercial oven employs the Company's proprietary cooking technologies to quickly, efficiently and evenly transfer, disperse and control the heat used in the cooking process. In addition, because of the Company's ovens' moisture retention, browning, crisping and toasting capabilities, the Company believes that the characteristics of most food items cooked in a TurboChef oven (including their flavor, texture and appearance) are superior in quality to those achieved using most other cooking methods.

     The Company believes its primary markets are with commercial food service operators throughout North America, the United Kingdom, Europe and Asia. Management believes that the Company operates in one primary business segment.

     The financial statements of the Company as of September 30, 2003 and 2002 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and have not been audited by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted from these statements unless significant changes have taken place since the end of the Company's most recent fiscal year. The Company's December 31, 2002 balance sheet was derived from audited financial statements and notes included in the Company's Annual Report on Form 10-K for the year ending December 31, 2002, but does not include all disclosures required by GAAP. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the aforementioned Form 10-K. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

     Certain amounts in the prior period financial statements have been reclassified to conform to current year presentation.

     Basic net loss per common share for the three months ended September 30, 2003 and

2002 is based on 19,419,240 and 19,058,526 weighted average shares outstanding, respectively. Basic net loss per common share for the nine months ended September 30, 2003 and 2002 is based on 19,301,645 and 18,851,534 weighted average shares outstanding, respectively. For the three month periods and nine month periods ended September 30, 2003 and 2002, the Company did not report any incremental shares of potentially dilutive stock, as their effect was anti-dilutive.

2)   LIQUIDITY & SUBSEQUENT EVENTS
     -----------------------------

     The Company's capital requirements in connection with its product and technology development and marketing efforts have and will continue to be significant. As of September 30, 2003, additional capital was required to conduct normal business operations. Since its inception, the Company has incurred significant operating losses and the losses may continue. As a result of negative circumstances related to the Company's working capital and liquidity in prior periods, the independent certified public accountant's report on the Company's financial statements for the year ended December 31, 2002 contains an explanatory paragraph regarding the Company's ability to continue as a going concern.

     On October 28, 2003 the Company completed a private placement of 2,132,650 shares of its new Series D Preferred Stock, par value $1.00 per share (the "Series D Preferred Stock") to OvenWorks, LLLP ("OvenWorks") and to certain clients of Sanders Morris Harris Inc. for whom OvenWorks served as nominee. At the time of issuance, the shares of Series D Preferred Stock issued in the private placement were convertible into an aggregate of 42,653,000 shares of the Company's common stock, which represents approximately 58% of the Company's total equity on a fully diluted, as converted basis (i.e. assuming that all outstanding options, warrants and other rights for the purchase of common stock shall have been exercised, and all outstanding shares of all series of the Company's preferred stock, including the Series D Preferred Stock, have been converted into common stock). Gross proceeds to the Company totaled $13,077,964, and will be used to satisfy existing obligations and to fund the Company's working capital needs, including product development and manufacturing, sales and marketing and other general corporate purposes.

     OvenWorks is a newly formed Georgia limited liability limited partnership of which Oven Management, Inc., a Georgia corporation ("Oven Management") serves as the general partner. Oven Management is controlled by Richard E. Perlman.

     In connection with the private placement, Jeffrey B. Bogatin and Donald J. Gogel resigned from their board and officer positions with the Company and the Company appointed Mr. Perlman as Chairman of the Board, James K. Price as President and Chief Executive Officer and James A. Cochran as Chief Financial Officer. In addition to Messrs. Perlman and Price, William A. Shutzer and Raymond H. Welsh were appointed to the Company's Board of Directors. The Company expects to add additional board members in the near future.

     Shares of the Series D Preferred Stock rank senior to all other classes of stock of the Company as to liquidation, dividends, redemption and other payments or distributions. Holders of Series D Preferred Stock also have redemption rights (to the extent they are unable to convert all or part of their shares to common stock of the Company), preemptive rights, and demand and piggy-back registration rights with respect to their shares. Holders of Series D Preferred Stock are entitled to vote as a class in connection with certain matters, are generally entitled to vote together with the holders of the Company's common stock on an as converted basis, and are also entitled to elect two-thirds of the members of the Company's Board of Directors.

     At the time of the private placement, the Company did not have enough shares of its common stock authorized to permit conversion of all of the shares of Series D Preferred Stock. Accordingly, the Series D Preferred Stock may be considered redeemable preferred stock until a formal proxy statement is filed to approve the authorization of additional shares of the Company's common stock. The shares of Series D Preferred Stock also have beneficial conversion characteristics. Management will measure and record adjustments resulting from the issuance of the Series D Preferred Stock in the fourth quarter of 2003.

     In connection with the private placement, Mr. Bogatin was granted the right to nominate and elect one member of the Company's Board of Directors, subject to the reasonable approval of the Company's Board of Directors. Messrs. Bogatin and Gogel agreed to a general 18-month prohibition on the transfer of their shares of capital stock of the Company, and to a right of first refusal in favor of the Company and OvenWorks, subject to a monthly trading allowance based on the average daily trading volume of the Company's common stock. Messrs. Bogatin and Gogel also have entered into a voting agreement pursuant to which they agreed to vote all their shares of the Company's common stock in favor of, among other things, any proposal to amend the Company's Certificate of Incorporation to increase the amount of the Company's authorized capital stock. Mr. Gogel exercised his right to convert all of his shares of the Company's Series C Preferred Stock, plus all accrued and unpaid dividends thereon, into 803,565 shares of the Company's common stock. Messrs. Bogatin and Gogel also have each entered into a non-competition agreement and a release agreement in favor of the Company in consideration for which Messrs. Bogatin and Gogel received an aggregate of 2,433,333 and 366,667 shares of the Company's common stock, respectively. The non-compete agreements shall be valued at the fair market value of the shares and amortized over the benefit period.

     Prior to the private placement, Messrs. Bogatin and Gogel agreed to the termination of all of their outstanding options to purchase the Company's common stock. Additionally, the Company agreed to cancel the obligations of Messrs. Bogatin and Gogel to pay the Company $2,000,000 and $100,000, respectively, under certain promissory notes delivered by them to the Company in connection their exercise of stock options in 1999 and 2000. In return, Messrs. Bogatin and Gogel agreed to the cancellation of the 800,000 and 40,000 shares respectively, of the Company's common stock acquired by them in connection with such option exercises. The termination of these obligations may result in a fourth quarter compensation charge.

3)   OPERATIONS
     ----------

     As of November 13, 2003, the Company had cash and cash equivalents totaling approximately $10,000,000 and accounts receivable totaling approximately $550,000. In addition, as a result of the working capital raised in the October 2003 private placement, the Company anticipates that its cash on hand, collections of its accounts receivable and cash from anticipated sales of ovens will be sufficient to meet its obligations, resume its normal operations and generate sales in future periods.

     The Company has held, and will continue to hold inventory due to its long manufacturing cycle. As of September 30, 2003, the Company held $454,000 of finished goods inventory (ovens), $23,000 of demo inventory (ovens) and $821,000 of parts inventory (used for manufacturing and servicing ovens). The Company offers demonstration inventory free of charge or at reduced prices to certain potentially large customers, who wish to test and evaluate an oven prior to purchase.

     In March 2002, the Company entered into a manufacturing agreement to purchase 5,000 C-3 ovens from Shandong Xiaoya Group Company Limited ("Xiaoya") totaling approximately $14,000,000 over a 17-month period. In addition, in connection with this manufacturing agreement the Company is required to purchase certain component parts that will be supplied to Xiaoya for use in manufacturing the ovens. In December 2002, this purchase requirement was extended for an additional 12 months to August 2004 and the Company agreed to purchase a minimum of 200 ovens per month. Due to the Company's cash position, the Company has not purchased any ovens since February 2003. As of September 30, 2003, the Company was behind in its required purchases under the manufacturing agreement and owed Xiaoya $244,000 for units shipped during February 2003. Contemporaneously with the October 2003 private placement, the Company entered into a Settlement, Release Agreement and Third Amendment to its manufacturing agreement with Xiaoya to resolve potential claims and reduce the monthly purchase commitment. Pursuant to this agreement the Company agreed to make a payment of $244,000 in full satisfaction of all amounts then due to Xiaoya. In exchange, Xiaoya agreed to release the Company from any claims Xiaoya may have as of the signing of the agreement and reduce the monthly minimum purchase requirement of C-3 ovens that the Company must make from Xiaoya to 84. On November 12, 2003 the Company made the payment of $244,000 that was owed to Xiaoya.

     In September 1999, the Company entered into an agreement to upgrade and warranty 262 ovens installed for Whitbread Group PLC ("Whitbread"). The Company received approximately $1,400,000 from Whitbread to complete the upgrade and provide a three-year extended warranty on each of the upgraded ovens. The oven upgrades include design changes that were intended to substantially increase the life and durability of the ovens. These upgrades were completed in February 2000. The $1,400,000 in fees had been used to offset expenses relating to the upgrade and warranty as incurred. During 2000, the Company accrued an additional $985,000 for expenses in excess of payments received from Whitbread, relating to the completion of the upgrade and repairs during the remainder of the warranty period. No additional costs were incurred during the Company's 2001 fiscal year. In February 2002, the Company and Whitbread entered into an agreement to terminate the upgrade and warranty agreement originally purchased in September 1999. Under the new agreement, the Company was required to pay Whitbread (pound)460,000 (approximately $670,000) plus VAT (value added tax) over a 24-month period. In return, Whitbread would release TurboChef from its obligation to continue its warranty on the 262 upgraded ovens. On signing the agreement, the Company made an initial payment to Whitbread of (pound)50,000 (approximately $72,000) plus VAT and committed to pay (pound)15,000 (approximately $22,000) plus VAT a month for the next 24 months, with a final payment of

(pound)50,000 plus VAT due the final month. The Company has not made the November 2002 through October 2003 payments and is currently in default under the agreement. As a result of the default, the estimated warranty liability was recalculated, resulting in an additional estimated warranty liability of $190,000.

     In November 2001, the Company purchased $504,000 of parts and oven inventory from its former strategic alliance partner, Maytag Corporation ("Maytag"). The Company paid $177,000 in cash and issued a promissory note in the amount of $327,000 for the remaining balance of this purchase. The note was payable in installments of $131,000, payable in May 2002, and $196,000, payable in November 2002, plus accrued interest at the prime rate, as published in THE WALL STREET JOURNAL, plus 2%. The Company has not made any payments on the note and is currently in default. As of the date of the default, the interest rate of this note increased to the prime rate, as published in THE WALL STREET JOURNAL, plus 5% (9% as of September 30, 2003). On January 6, 2003, Maytag obtained a summary judgment against the Company in the amount of $359,372, which is included in notes payable. The parties are currently negotiating a settlement of all outstanding issues. There can be no assurance that a settlement will be reached, or that if reached, the settlement will be favorable to the Company.

     In July 2002, the Company issued a non-interest bearing promissory note in the amount of $1,000,000 to Grand Cheer Company Limited ("Grand Cheer"), a principal stockholder of the Company, which was secured by 350 C-3 ovens. The Company agreed to repay the note by making payments of approximately $2,800 per oven within five days of receipt of cash from the sale of the ovens. All of the ovens were sold and cash received but no payment was made to Grand Cheer. The note was due on October 15, 2002. The note also provided that if the Company did not repay the note in full by October 15, 2002, all remaining unvested warrants for the purchase of the Company's common stock (666,667 warrants) previously issued to Grand Cheer would immediately vest. In connection with the issuance of the note, the Company incurred a non-cash finance charge of $200,000 which was payable by offsetting the exercise price of the 1,000,000 warrants previously issued to Grand Cheer upon its purchase of the Company's Series B Convertible Preferred Stock. Contemporaneously with the October 2003 private placement, the Company entered into a Settlement and Release Agreement with Grand Cheer to resolve claims relating to the note. In connection therewith, Grand Cheer exercised its rights to convert all of its shares of the Company's Series B Preferred Stock, plus all accrued and unpaid dividends thereon, into 2,024,986 shares of the Company's Common Stock, agreed to reduce from 1,000,000 to 800,000 the number of shares of the Company's common stock issuable upon exercise of Grand Cheer's warrants and the Company agreed to pay Grand Cheer $1,200,000 in cash from the proceeds of the transaction, and issue to Grand Cheer 652,288 shares of its Common Stock. On November 4, 2003 the Company paid Grand Cheer $1,200,000 to settle its obligations under the note. The fair value of the exchange in excess of the face value of the obligation will be recorded as interest expense in the fourth quarter.

4)   LITIGATION
     ----------

     In 2001, the Company commenced an arbitration proceeding in Texas against its former strategic partner, Maytag. In July 2002, in response to an Iowa court proceeding brought by Maytag which is discussed below, the Company filed an amended arbitration claim removing two of the Company's pending claims from the Texas arbitration. Those claims have been filed in the Boston arbitration discussed below. Maytag has made certain counterclaims against the Company in the Texas arbitration and is seeking in excess of $70,000,000 in damages under its counterclaims.

     The Company believes that Maytag's Texas claims are without merit and intends to vigorously defend against Maytag's allegations.

     In May 2002, Maytag filed a complaint in Iowa federal court seeking, among other things, to require that two of the Company's claims originally filed and pending in the Texas arbitration be decided in a separate arbitration proceeding in Boston, Massachusetts. Maytag's complaint in the Iowa proceeding also alleges that the Company publicized false and misleading statements about Maytag's use of the Company's intellectual property in its residential appliances in a January 2002 press release and in certain other unidentified statements. Based upon this allegation, Maytag asserts claims that the Company caused false advertising with respect to Maytag's goods and services, that the Company has intentionally interfered with Maytag's prospective business, that the Company has defamed Maytag and that the Company has unfairly competed with Maytag. Unlike Maytag's counterclaims in the Texas arbitration proceeding, its complaint in the Iowa proceeding does not specify the dollar amount of damages sought. In July 2002, the Company filed a motion to dismiss the Maytag complaint or, in the alternative, stay the Iowa proceeding pending resolution of the Texas arbitration. On July 30, 2002, Maytag filed a Motion for Leave to File First Amended Complaint adding a claim that the Company failed to pay a promissory note in the amount of $327,478. On January 6, 2003, the Federal Court in the Iowa proceeding granted a summary judgment against the Company in the amount of $359,372, which is accrued and included in notes payable in the September 30, 2003 and December 31, 2002 financial statements and stayed the remainder of Maytag's claims pending the final resolution of the Texas claims.

     Maytag has also initiated arbitration in Boston, claiming damages in the amount in excess of $1,300,000 for failure to pay for ovens. The Company has filed its counterclaim alleging that Maytag breached its warranty and committed fraud and that the Company has been damaged in an amount in excess of $1,500,000.

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

5)   STOCK BASED COMPENSATION
     ------------------------

     The Company accounts for its stock-based compensation plans under the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, "Accounting for Stock-Based Compensation" requires companies that elect not to account for stock-based compensation as presecribed by that statement to disclose, among other things, the pro forma effects on operations as if SFAS No. 123 had been adopted. SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" provides for alternative methods of transitioning to SFAS No. 123. It also amends the disclosure provisions of SFAS No. 123 and APB No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148's amendment of the transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of APB Opinion No. 28 is effective for interim periods beginning after December 15, 2002. The Company will continue to use the intrinsic value method of accounting for stock-based compensation as allowed by SFAS No. 148. No compensation expense for employee stock options is reflected in net income (loss) available to common stockholders as all options granted under the plans had an exercise price equal to the market value of the common stock on the date of the grant.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information, based on the options held by the Company's employees, is as follows (in thousands, except per share data):


                                               Three Months Ended               Nine Months Ended
                                                  September 30,                   September 30,

                                          ----------------------------     ----------------------------

                                              2003            2002             2003            2002

                                          ------------    ------------     ------------    ------------
Net income (loss) available to
common stockholders:
As reported                               $      (814)    $    (1,746)     $    (3,136)    $    (4,910)
Total stock-based compensation expense           (267)           (338)            (801)         (1,014)

                                          ------------    ------------     ------------    ------------

Pro forma                                 $    (1,081)    $    (2,084)     $    (3,937)    $    (5,924)

                                          ------------    ------------     ------------    ------------

Net income (loss) available to
common stockholders per share:
As reported                               $     (0.04)    $     (0.09)     $     (0.16)    $     (0.26)
Pro forma                                       (0.06)          (0.11)           (0.20)          (0.31)

6)   CONTRACTUAL OBLIGATIONS AND COMMITMENTS
     ---------------------------------------

     The following chart summarizes all of the Company's material obligations and commitments to make future payments under contracts such as debt and lease agreements as of September 30, 2003:

      (in thousands)                              Less Than 1         1-3
                                    Total            Year            Years
                                --------------  --------------  --------------
      Long-term debt              $    1,545      $    1,545      $        -


  Operating lease obligations             92              87               5
                                --------------  --------------  --------------


     Total contractual cash
          obligations             $    1,637      $    1,632      $        5
                                ==============  ==============  ==============

7)   AUTHORITATIVE PRONOUNCEMENTS
     ----------------------------

     In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, which disclosures are effective for financial statements issued after December 15, 2002. Adoption of this standard is not expected to have a material effect on the Company's consolidated financial statements.

     In January 2003, FASB issued FAS Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements ("FIN No. 46"). FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity, to decide whether to consolidate that entity. The Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Adoption of this standard is not expected to have a material effect on the Company's consolidated financial statements.

     In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS No. 150 will have a material impact on its results of operations or financial position.

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: new management becoming familiar with the Company's business; the ability to obtain additional financing necessary to continue operations; the likelihood of incurring future losses; the Company's significant purchase commitments; the effect of the long manufacturing cycle on cash flow; the uncertainly of the outcome of the legal proceedings with Maytag; the uncertainty of consumer acceptance of new products or technologies that may be offered by the Company; the success of the Company's marketing strategy; the uncertainty inherent in new product development; potential liability for personal injury or property damage; the need to hire and retain key personnel; relationships with and dependence on third-party equipment manufacturers and suppliers; uncertainties relating to business and economic conditions in markets in which the Company operates; changing technologies and evolving industry standards; regulatory compliance burdens; the highly competitive environment in which Company operates; competition in the markets served by the Company; uncertainties inherent in international manufacturing and sales including foreign currency fluctuations; uncertainty regarding strategic relationships and alliances and the ability to protect the Company's proprietary information. The words "believe", "expect", "anticipate", "intend", and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date of the statement was made. The Company undertakes no obligation to update any forward-looking statement.

SUBSEQUENT EVENTS

     On October 28, 2003 the Company completed a private placement of 2,132,650 shares of its new Series D Preferred Stock, par value $1.00 per share (the "Series D Preferred Stock") to OvenWorks, LLLP ("OvenWorks") and to certain clients of Sanders Morris Harris Inc. for whom OvenWorks served as nominee. At the time of issuance, the shares of Series D Preferred Stock issued in the private placement were convertible into an aggregate of 42,653,000 shares of the Company's common stock, which represents approximately 58% of the Company's total equity on a fully diluted, as converted basis (i.e. assuming that all outstanding options, warrants and other rights for the purchase of common stock shall have been exercised, and all outstanding shares of all series of the Company's preferred stock, including the Series D Preferred Stock, have been converted into common stock). Gross proceeds to the Company totaled $13,077,964, and will be used to satisfy existing obligations and to fund the Company's working capital needs, including product development and manufacturing, sales and marketing and other general corporate purposes.

     OvenWorks is a newly formed Georgia limited liability limited partnership of which Oven Management, Inc., a Georgia corporation ("Oven Management") serves as the general partner. Oven Management is controlled by Richard E. Perlman.

     In connection with the private placement, Jeffrey B. Bogatin and Donald J. Gogel resigned from their board and officer positions with the Company and the Company appointed Mr. Perlman as Chairman of the Board, James K. Price as President and Chief Executive Officer and James A. Cochran as Chief Financial Officer. In addition to Messrs. Perlman and Price, William A. Shutzer and Raymond H. Welsh were appointed to the Company's Board of Directors. The Company expects to add additional board members in the near future.

     Shares of the Series D Preferred Stock rank senior to all other classes of stock of the Company as to liquidation, dividends, redemption and other payments or distributions. Holders of Series D Preferred Stock also have redemption rights (to the extent they are unable to convert all or part of their shares to common stock of the Company), preemptive rights, and demand and piggy-back registration rights with respect to their shares. Holders of Series D Preferred Stock are entitled to vote as a class in connection with certain matters, are generally entitled to vote together with the holders of the Company's common stock on an as converted basis, and are also entitled to elect two-thirds of the members of the Company's Board of Directors.

     At the time of the private placement, the Company did not have enough shares of its common stock authorized to permit conversion of all of the shares of Series D Preferred Stock. Accordingly, the Series D Preferred Stock may be considered redeemable preferred stock until a formal proxy statement is filed to approve the authorization of additional shares of the Company's common stock. The shares of Series D Preferred Stock also have beneficial conversion characteristics. Management will measure and record adjustments resulting from the issuance of the Series D Preferred Stock in the fourth quarter of 2003.

     In connection with the private placement, Mr. Bogatin was granted the right to nominate and elect one member of the Company's Board of Directors, subject to the reasonable approval of the Company's Board of Directors. Messrs. Bogatin and Gogel agreed to a general 18-month prohibition on the transfer of their shares of capital stock of the Company, and to a right of first refusal in favor of the Company and OvenWorks, subject to a monthly trading allowance based on the average daily trading volume of the Company's common stock. Messrs. Bogatin and Gogel also have entered into a voting agreement pursuant to which they agreed to vote all their shares of the Company's common stock in favor of, among other things, any proposal to amend the Company's Certificate of Incorporation to increase the amount of the Company's authorized capital stock. Mr. Gogel exercised his right to convert all of his shares of the Company's Series C Preferred Stock, plus all accrued and unpaid dividends thereon, into 803,565 shares of the Company's common stock. Messrs. Bogatin and Gogel also have each entered into a non-competition agreement and a release agreement in favor of the Company in consideration for which Messrs. Bogatin and Gogel received an aggregate of 2,433,333 and 366,667 shares of the Company's common stock, respectively. The non-compete agreements shall be valued at the fair market value of the shares and amortized over the benefit period.

     Prior to the private placement, Messrs. Bogatin and Gogel agreed to the termination of all of their outstanding options to purchase the Company's common stock. Additionally, the Company agreed to cancel the obligations of Messrs. Bogatin and Gogel to pay the Company $2,000,000 and $100,000, respectively, under certain promissory notes delivered by them to the Company in connection their exercise of stock options in 1999 and 2000. In return, Messrs. Bogatin and Gogel agreed to the cancellation of the 800,000 and 40,000 shares respectively, of the Company's common stock acquired by them in connection with such option exercises. The termination of these obligations may result in a fourth quarter compensation charge.

GENERAL

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

     The Company is engaged primarily in designing, developing and marketing its proprietary rapid cook technologies. The Company's proprietary rapid cook ovens, which requires no ventilation, employs a combination of high speed forced air and microwave energy to "cook-to-order" a variety of food products at faster speeds and to quality standards comparable, and in many instances superior, to other conventional commercial and residential ovens currently available.

     The Company launched the current version of its commercial oven, the TurboChef C-3, in the second quarter of 2000. To date, the TurboChef C-3 rapid cook oven has provided cooking solutions to various quick service restaurants, convenience stores, hotels and traditional restaurants in the United Kingdom, Europe and the United States. In addition, the Company has provided cooking solutions to non-traditional operators in the food service business such as stadiums, movie theatres and service stations. As of September 30, 2003, there were approximately 1,100 C-3 ovens operating in the United Kingdom and Europe and approximately 1,200 C-3 ovens operating in the United States, Canada and Puerto Rico.

     The Company currently sells its C-3 oven primarily through a direct sales force in North America, and through equipment distributors in Europe and the United Kingdom. Currently there are nine non-exclusive distributors of C-3 ovens in European countries including: Finland, Sweden, Iceland, Ireland, The Netherlands, Belgium, France, Spain, Greece, Switzerland and Germany. In March 2003, the Company signed a one-year agreement with an exclusive distributor in the United Kingdom. Until May 2001, the Company's C-3 ovens were marketed in the United States through Maytag and its subsidiary, Blodgett, pursuant to the terms of a series of agreements in which the Company granted them the exclusive right to sell its C-3 ovens in North America. Under the agreements the Company retained the right to sell directly outside of North America, with the exception of selling to United States based customers overseas. In the first quarter of 2001, the Company and Maytag entered into arbitration with respect to certain disputes under the agreements, which arbitration is pending. In May 2001, the Company regained from Maytag and Blodgett the right to sell its C-3 ovens products directly in the United States and began building its own sales force to make direct oven sales. The Company's primary sales office is located in Dallas, Texas. In addition, the Company has a sales office in The Netherlands.

     In addition to its direct sales force, the Company is seeking to develop multiple distribution channels through the use of third-party distributors, manufacturer's representatives, agents and wholesale food distributors. The Company is also considering entering into strategic marketing alliances with third parties who have established relationships or synergies with mutual prospective customers.

     In March 2002, the Company entered into a manufacturing agreement to purchase 5,000 C-3 ovens from Shandong Xiaoya Group Company Limited ("Xiaoya") totaling approximately $14,000,000 over a 17-month period. In addition, in connection with this manufacturing agreement the Company is required to purchase certain component parts that will be supplied to Xiaoya for use in manufacturing the ovens. In December 2002, this purchase requirement was extended for an additional 12 months to August 2004 and the Company agreed to purchase a minimum of 200 ovens per month. Due to the Company's cash position, the Company has not purchased any ovens since February 2003. As of September 30, 2003, the Company was behind in its required purchases under the manufacturing agreement and owed Xiaoya $244,000 for units shipped during February 2003. Contemporaneously with the October 2003 private placement, the Company entered into a Settlement, Release Agreement and Third Amendment to its manufacturing agreement with Xiaoya to resolve potential claims and reduce the monthly purchase commitment. Pursuant to this agreement the Company agreed to make a payment of $244,000 in full satisfaction of all amounts then due to Xiaoya. In exchange, Xiaoya agreed to release the Company from any claims Xiaoya may have as of the signing of the agreement and reduce the monthly minimum purchase requirement of C-3 ovens that the Company must make from Xiaoya to 84. On November 12, 2003 the Company made the payment of $244,000 that was owed to Xiaoya.

     The Company has invested heavily in research, prototype development, strategic alliance development and sales and marketing personnel. As a result of these investments, and the limited revenues generated to date from sales of ovens, the Company has incurred substantial operating losses in each year of its operations (including net losses applicable to common stockholders of $3,136,000 and $4,910,000 for the nine months ending September 30, 2003 and 2002, respectively).

CRITICAL ACCOUNTING POLICIES

     In preparing the financial statements in conformity with accounting principals generally accepted in the United States of America, the Company uses statistical analyses, estimates and projections that affect the reported amounts and related disclosures and may vary from actual results. The Company considers the following accounting policies to be both important to the portrayal of its financial condition and the policies that require the most subjective judgment. If actual results differ significantly from management's estimates and projections, there could be a material effect on the Company's financial statements. Reference is made to Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for a description of other significant accounting policies followed by the Company.

REVENUE RECOGNITION

     Revenue is recognized when substantially all obligations relating to a sale are completed. If the terms of a sale require installation, the revenue cycle is substantially complete after installation has occurred and therefore revenue is recognized upon installation. For sales where the customer has assumed the installation responsibility and sales to designated agents, substantially all obligations are completed at the time of shipment to the customer or the customer's designated agent. Revenue for sales of replacement parts, ceramic platters, cooking utensils and proprietary oven cleaner is recognized upon shipment to the customer.

INVENTORY

     Inventories are valued at the lower of cost or market and primarily consist of ovens and replacement parts. The Company determines cost for ovens by the specific cost method. Freight costs are included in costs of goods sold. Ovens used for demonstration and testing are generally depreciated over a one-year period. All finished goods relate to the Company's current C-3 oven. Substantially all of the Company's parts are for the Company's C-3 oven, which the Company currently sells.

PRODUCT WARRANTY

     The Company's ovens are under warranty against defects in material and workmanship for a period of one year from the date of installation. Anticipated future warranty costs are estimated, based upon historical expenses, and are recorded in the period cooking systems are sold. Periodically, the Company's warranty reserve is reviewed to determine if the reserve is sufficient to cover the repair costs associated with the remaining ovens under warranty. At this time, the Company believes that, based upon historical data over the last 18 months, the current warranty reserve is sufficient to cover the associated costs. If warranty costs trend higher, the Company would need to reserve a higher initial reserve as well as reserve the estimated amounts necessary to cover all ovens remaining under warranty. These additional reserves would be charged to cost of goods sold. These charges could have a material effect on the Company's financial statements.

FOREIGN EXCHANGE

     During the nine month period ending September 30, 2003, approximately 39% of the Company's revenues were derived from sales outside of the United States. These sales and subsequent accounts receivable, the salaries of employees located outside of the United States and approximately 16% of selling, general and administrative expenses are denominated in foreign currencies, principally British Pounds and Euros. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the US dollar. In addition, trade terms with customers outside of the United States are longer than with customers inside of the United States, which increases the potential of foreign exchange gains or losses. At this time, the Company does not engage in any foreign exchange hedging activities.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

     Revenues for the quarter ended September 30, 2003 were $533,000, compared to revenues of $2,477,000 for the quarter ended September 30, 2002. The $1,944,000 decrease is primarily attributable to a decrease in C-3 ovens sold during the period. During the third quarter of 2003, the Company sold 55 C-3 ovens as compared to 329 C-3 ovens in the third quarter of

2002. Sales to one customer accounted for approximately 18% of revenues for the quarter ending September 30, 2003.

     The average sale price of C3 ovens increased from $7,353 per unit during the quarter ended September 30, 2002 to $7,542 per unit for the quarter ended September 30, 2003. The per unit average revenue increase of $189 (approximately 3%) is principally due to the sale of ovens to new customers at full price.

     Cost of goods sold for the quarter ended September 30, 2003 was $255,000 compared to $1,415,000 for cost of goods sold in the quarter ended September 30, 2002. The decrease of $1,160,000 is principally due to lower oven sales.

     The average cost of goods sold of C-3 ovens decreased by approximately 2% for the period ended September 30, 2003, as compared to the quarter ended September 30, 2002. The decrease was principally due to fewer European units sold during the three month period ended September 30, 2003.

     Cost of goods sold is calculated based upon the actual cost of the oven, the cost of any accessories supplied with the oven, an allocation of cost for freight, duties and taxes for the importation of the oven and a reserve for warranty. Cost of goods sold does not include any cost allocation for administrative and support services required to deliver or install the oven or an allocation of costs associated with the ongoing quality control of the Company's manufacturer in China. These costs are recorded within selling, general and administrative expenses.

     Gross profit on product sales (revenues less costs of goods sold) for the quarter ended September 30, 2003 decreased $784,000 to $278,000, when compared to gross profit on product sales of $1,062,000 during the quarter ended September 30, 2002. This decrease is due primarily to a decrease in the number of units sold during the quarter ended September 30, 2003.

     Research and development expenses for the quarter ended September 30, 2003 decreased $102,000, to $194,000, as compared to $296,000 for the quarter ended September 30, 2002. The decrease in research and development expense principally relates to a decrease in payroll expenses of $88,000 due to a reduction in staff.

     Selling, general and administrative expenses for the quarter ended September 30, 2003 decreased $1,599,000, to $688,000 from comparable expenses of $2,287,000 for the quarter ended September 30, 2002. General and administrative expenses declined as a result of a $554,000 decrease in payroll expenses due to a reduction in staff, $259,000 as a result of closing the New York and United Kingdom offices, and a reduction of $88,000 from reducing various certification expenses. Sales and marketing related costs also declined, including an $84,000 reduction in travel and entertainment expenses resulting from cost containment initiatives.

     Net other expense was $149,000 for the quarter ended September 30, 2003, compared to $169,000 for the quarter ended September 30, 2002. The decrease of $20,000 principally relates to a reduction in interest expense.

     Charges related to preferred stock dividends were $60,000 for the quarter ended September 30, 2003, and $56,000 for the quarter ended September 30, 2002. Dividends are accrued on the Company's Series B and Series C Convertible Preferred Stock throughout the year. Dividends are paid semi-annually in either cash or common stock. The payment method is at the Company's sole discretion. To date, all dividends have been paid in the form of common stock.

     Net loss applicable to common shareholders decreased by $932,000 to $814,000 for the quarter ended September 30, 2003, as compared to $1,746,000 for the quarter ended September 30, 2002. The net loss per share decreased to ($0.04) from ($0.09), based on the weighted average number of shares outstanding of 19,419,240 and 19,058,526 for the quarters ended September 30, 2003 and 2002, respectively. The decrease in net loss is principally due to a reduction in selling, general and administrative expenses of $1,599,000.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

     Revenues for the nine months ended September 30, 2003 were $3,710,000, compared to revenues of $5,211,000 for the nine months ended September 30, 2002. The $1,501,000 decrease is primarily attributable to a decrease in the number of C-3 ovens sold during the period. During the first nine months of 2003, the Company sold 476 C-3 ovens as compared to 703 C-3 ovens in the first nine months of 2002. Sales to three customers accounted for approximately 51% (21%, 20% and 10%, respectively) of revenues for the nine months ending September 30, 2003.

     The average sale price of C3 ovens fell from $7,414 per unit during the nine months ended September 30, 2002 to $6,724 per unit for the nine months ended September 30, 2003. The per unit average revenue decline of $690 (approximately 9%) is principally due to the sale of 49 demonstration units during the first quarter of 2003. Excluding the sale of these demonstration units, the average sale price of new units during the period ended September 30, 2003 was $7,216 per unit. The $198 (approximately 3%) decline for the first nine months of 2003 is principally due to the discounted purchase prices to three major customers during the nine month period ended September 30, 2003.

     Cost of goods sold for the nine months ended September 30, 2003 was $1,972,000 compared to $2,828,000 for cost of goods sold for the nine months ended September 30, 2002. The decrease of $856,000 is principally due to a decrease in the number of C-3 ovens, parts and consumables sold during the period. In addition, the cost of sales during the nine month period ended September 30, 2002 was reduced due to a one-time cost savings on parts purchased from Maytag resulting in substantially lower cost of sales during the second quarter of 2002. Excluding these one-time effects, the average cost of goods sold of C-3 ovens decreased by approximately 3% for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002. The decline resulted from favorable purchasing of component parts, as well as a lower purchase price negotiated from Xiaoya in 2002, partially offset by higher installation and delivery costs.

     Cost of goods sold is calculated based upon the actual cost of the oven, the cost of any accessories supplied with the oven, an allocation of cost for freight, duties and taxes for the importation of the oven and a reserve for warranty. Cost of goods sold does not include any cost allocation for administrative and support services required to deliver or install the oven or an allocation of costs associated with the ongoing quality control of the Company's manufacturer in China. These costs are recorded within selling, general and administrative expenses.

     Gross profit on product sales (revenues less costs of goods sold) for the nine months ended September 30, 2003 decreased $645,000 to $1,738,000, when compared to gross profit on product sales of $2,383,000 during the nine months ended September 30, 2002. This decrease was principally due to a decrease in the number of unit sales during the nine months ended September 30, 2003.

     Research and development expenses for the nine months ended September 30, 2003 increased $74,000, to $680,000, as compared to $606,000 for the nine months ended September 30, 2002. The increase in research and development expense principally relates to a reclassification of certain expenses previously included as selling, general and administrative expenses.

     Selling, general and administrative expenses for the nine months ended September 30, 2003 decreased $2,447,000, to $3,935,000 from comparable expenses of $6,382,000 for the nine months ended September 30, 2002. This expense reduction is related principally to cost containment initiatives and includes a decrease in payroll expenses of $1,043,000 due to a reduction in staff, lower occupancy costs of $425,000, as a result of the closure of the offices in New York and the United Kingdom, reductions in travel and entertainment expenses of $174,000, direct selling expense of $100,000, lower compensation expense related to warrants of $102,000 and a reduction of $388,000 resulting from lower costs of supporting manufacturing operations in China.

     Net other expense was $80,000 for the nine months ended September 30, 2003, compared to $114,000 for the nine months ended September 30, 2002. The decrease of $34,000 principally relates to reductions in interest expense and interest income on option loan balances.

     Charges related to preferred stock dividends decreased by $12,000 to $179,000 for the nine months ended September 30, 2003, compared to $191,000 for the nine months ended September 30, 2002. The decrease was due to the conversion of the Company's Series A Convertible Preferred Stock into common shares in March 2002.

     Net loss applicable to common shareholders decreased by $1,774,000 to $3,136,000 for the nine months ended September 30, 2003, as compared to $4,910,000 for the nine months ended September 30, 2002. The net loss per share declined to ($0.16) from ($0.26), based on the weighted average number of shares outstanding of 19,301,645 and 18,851,534 for the nine months ended September 30, 2003 and 2002, respectively. The decrease in net loss is principally due reduced selling, general and administrative expenses during the current nine month period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements in connection with its product and technology development and marketing efforts have and will continue to be significant. As of September 30, 2003 additional capital was required to conduct normal business operations. Since its inception, the Company has incurred significant operating losses and the losses may continue.

     Although revenues from sales of C-3 ovens improved during 2002 and through the first half of 2003, as of September 30, 2003 the Company had been unable to raise the necessary capital to continue normal business operations. Consequently, the Company delayed payments to critical suppliers of parts, had not purchased additional C-3 ovens from Xiaoya since February 2003 and delayed payments on accounts payable to preserve cash. On October 28, 2003 the Company raised gross proceeds of $13,077,964 in a private placement of a new series of preferred stock (see Subsequent Events above). As of November 13, 2003, the Company had cash and cash equivalents totaling approximately $10,000,000 and accounts receivable totaling approximately $550,000.

     As a result of the working capital raised in the October 2003 private placement, the Company anticipates that its cash on hand, collections of its accounts receivable and cash from anticipated sales of ovens will be sufficient to meet its obligations, resume its normal operations and generate sales in future periods. As a result of negative circumstances related to the Company's working capital and liquidity in prior periods, the independent certified public accountant's report on the Company's financial statements for the year ended December 31, 2002 contains an explanatory paragraph regarding the Company's ability to continue as a going concern.

     The Company has held and will continue to hold inventory due to its long manufacturing cycle. As of September 30, 2003, the Company held $454,000 of finished goods inventory (ovens), $23,000 of demo inventory (ovens) and $821,000 of parts inventory (used for manufacturing and service). The Company offers demonstration inventory free of charge or at reduced prices to certain potentially large customers, who wish to test and evaluate an oven prior to purchase.

     In March 2002, the Company entered into a manufacturing agreement to purchase 5,000 C-3 ovens from Xiaoya totaling approximately $14,000,000 over a 17-month period. In addition, in connection with this manufacturing agreement the Company is required to purchase certain component parts that will be supplied to Xiaoya for use in manufacturing the ovens. In December 2002, this purchase requirement was extended for an additional 12 months to August 2004 and the Company agreed to purchase a minimum of 200 ovens per month. Due to the Company's cash position, the Company has not purchased any ovens since February 2003. As of September 30, 2003, the Company was behind in its required purchases under the manufacturing agreement and owed Xiaoya $244,000 for units shipped during February 2003. Contemporaneously with the October 2003 private placement, the Company entered into a Settlement, Release Agreement and Third Amendment to its manufacturing agreement with Xiaoya to resolve potential claims and reduce the monthly purchase commitment. Pursuant to this agreement the Company agreed to make a payment of $244,000 in full satisfaction of all amounts then due to Xiaoya. In exchange, Xiaoya agreed to release the Company from any claims Xiaoya may have as of the signing of the agreement and reduce the monthly minimum purchase requirement of C-3 ovens that the Company must make from Xiaoya to 84. On November 12, 2003 the Company made the payment of $244,000 that was owed to Xiaoya.

     In September 1999, the Company entered into an agreement to upgrade and warranty 262 ovens installed for Whitbread Group PLC ("Whitbread"). The Company received approximately $1,400,000 from Whitbread to complete the upgrade and provide a three-year extended warranty on each of the upgraded ovens. The oven upgrades include design changes that were intended to substantially increase the life and durability of the ovens. These upgrades were completed in February 2000. The $1,400,000 in fees had been used to offset expenses relating to the upgrade and warranty as incurred. During 2000, the Company accrued an additional $985,000 for expenses in excess of payments received from Whitbread, relating to the completion of the upgrade and repairs during the remainder of the warranty period. No additional costs were incurred during the Company's 2001 fiscal year. In February 2002, the Company and Whitbread entered into an agreement to terminate the upgrade and warranty agreement originally purchased in September 1999. Under the new agreement, the Company was required to pay Whitbread (pound)460,000 (approximately $670,000) plus VAT (value added tax) over a 24-month period. In return, Whitbread would release TurboChef from its obligation to continue its warranty on the 262 upgraded ovens. On signing the agreement, the Company made an initial payment to Whitbread of (pound)50,000 (approximately $72,000) plus VAT and committed to pay (pound)15,000 (approximately $22,000) plus VAT a month for the next 24 months, with a final payment of (pound)50,000 plus VAT due the final month. The Company has not made the November 2002 through October 2003 payments and is currently in default under the agreement. As a result of the default, the estimated warranty liability was recalculated, resulting in an additional estimated warranty liability of $190,000.

     In November 2001, the Company purchased $504,000 of parts and oven inventory from its former strategic alliance partner, Maytag Corporation ("Maytag"). The Company paid $177,000 in cash and issued a promissory note in the amount of $327,000 for the remaining balance of this purchase. The note was payable in installments of $131,000, payable in May 2002, and $196,000, payable in November 2002, plus accrued interest at the prime rate, as published in THE WALL STREET JOURNAL, plus 2%. The Company has not made any payments on the note and is currently in default. As of the date of the default, the interest rate of this note increased to the prime rate, as published in THE WALL STREET JOURNAL, plus 5% (9% as of September 30, 2003). On January 6, 2003, Maytag obtained a summary judgment against the Company in the amount of $359,372, which is included in notes payable. The parties are currently negotiating a settlement of all outstanding issues. There can be no assurance that a settlement will be reached, or that if reached, the settlement will be favorable to the Company.

     In July 2002, the Company issued a non-interest bearing promissory note in the amount of $1,000,000 to Grand Cheer Company Limited ("Grand Cheer"), a principal stockholder of the Company, which was secured by 350 C-3 ovens. The Company agreed to repay the note by making payments of approximately $2,800 per oven within five days of receipt of cash from the sale of the ovens. All of the ovens were sold and cash received but no payment was made to Grand Cheer. The note was due on October 15, 2002. The note also provided that if the Company did not repay the note in full by October 15, 2002, all remaining unvested warrants for the purchase of the Company's common stock (666,667 warrants) previously issued to Grand Cheer would immediately vest. In connection with the issuance of the note, the Company incurred a non-cash finance charge of $200,000 which was payable by offsetting the exercise price of the 1,000,000 warrants previously issued to Grand Cheer upon its purchase of the Company's Series B Convertible Preferred Stock. Contemporaneously with the October 2003 private placement, the Company entered into a Settlement and Release Agreement with Grand Cheer to resolve claims relating to the note. In connection therewith, Grand Cheer exercised its rights to convert all of its shares of the Company's Series B Preferred Stock, plus all accrued and unpaid dividends thereon, into 2,024,986 shares of the Company's Common Stock, agreed to reduce from 1,000,000 to 800,000 the number of shares of the Company's common stock issuable upon exercise of Grand Cheer's warrants and the Company agreed to pay Grand Cheer $1,200,000 in cash from the proceeds of the transaction, and issue to Grand Cheer 652,288 shares of its Common Stock. On November 4, 2003 the Company paid Grand Cheer $1,200,000 to settle its obligations under the note. The fair value of the exchange in excess of the face value of the obligation will be recorded as interest expense in the fourth quarter.

     Cash used in operating activities was $563,000 for the nine months ended September 30, 2003, as compared to cash used in operating activities of $4,970,000 for the nine months ended September 30, 2002. The net loss of $2,957,000, for the nine months ended September 30, 2003, included $340,000 of non-cash charges (depreciation, amortization, non-cash interest and non-cash compensation expenses), as compared to $545,000 for the nine months ended September 30, 2002. Net cash used in operating activities for the nine months ended September 30, 2003 was positively impacted by a decrease in accounts receivable of $1,300,000 and inventory of $532,000, as well as an increase in accounts payable of $588,000. These operating cash requirements were partially offset by a decrease in accrued expenses of $420,000.

     Cash used in investing activities for the nine months ended September 30, 2003, was $0, compared to $89,000 for the nine months ended September 30, 2002. The uses of cash were made up of capital equipment purchases during the periods. The Company anticipates an increase in capital expenditures to approximately $300,000 during the remainder of fiscal 2003 in order to build its global sales and marketing infrastructure. All capital expenditures will be dependent upon achieving adequate working capital.

     Cash provided by financing activities for the nine months ended September 30, 2003 was $0, as compared to $31,000 for the nine months ended September 30, 2002.

     At September 30, 2003, the Company had cash of $66,000, as compared to cash of $629,000 at December 31, 2002. As described under Subsequent Events above the Company received gross proceeds of $13,077,964 from a private placement of its Series D Preferred Stock in a transaction completed on October 28, 2003.

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

     Approximately 20% of the Company's revenues in the third quarter of 2003 were derived from sales outside of the United States. These sales and subsequent accounts receivable, the salaries of employees located outside of the United States and approximately 16% of selling, general and administrative expenses are denominated in foreign currencies, principally British Pounds and Euros. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the US dollar. In addition, trade terms with customers outside of the United States are longer than with customers inside of the United States, which increases the potential of foreign exchange gains or losses. There is no assurance that the Company will not be subject to foreign exchange losses in the future.

     The Company is in default on a promissory note issued to Maytag. From and after the occurrence of a default, the interest rate of this note increased to the prime rate, as published in THE WALL STREET JOURNAL, plus 5%. Maytag obtained a summary judgment against the Company in the amount of $359,372, which is accrued and included in notes payable in the September 30, 2003 and December 31, 2002 financial statements. The Company is subject to market risk related to the change in the prime rate of interest.

     As of September 30, 2003, the Company does not have any assets or liabilities other than those discussed above that have the potential for market risk that would affect the operating results or cash flow of the Company and is not engaged in any foreign currency hedging activity.

ITEM 4:    CONTROLS AND PROCEDURES
           -----------------------

     An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended September 30, 2003.

     Based upon that evaluation, the CEO along with the CFO concluded that, as of September 30, 2003, the Company's disclosure controls and procedures (1) are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended, is recorded, processed and summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     During the quarter ended September 30, 2003 there have been no significant changes in such internal controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.   OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS
           -----------------

     The Company is party to certain legal and arbitration proceedings. For a description of these proceedings, reference is made to Part I Item 3 "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 2:    CHANGES IN SECURITIES AND USE OF PROCEEDS.
           ------------------------------------------
       None

ITEM 3:    DEFAULTS UPON SENIOR SECURITIES
           -------------------------------

       None

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

       None

ITEM 5:    OTHER INFORMATION
           -----------------

     On April 22, 2003, the Company's Common Stock was delisted from the Nasdaq Stock Market and commenced trading on the OTC Bulletin Board under the symbol "TRBO.OB".

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

               (A)  EXHIBITS

                    31.1   Certification of Chief Executive Officer, pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

                    31.2   Certification of Chief Financial Officer, pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

                    32.1   Certification of Chief Executive Officer, pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                    32.2   Certification of Chief Financial Officer, pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

               (B)  REPORTS ON FORM 8-K

                    None


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             TURBOCHEF TECHNOLOGIES, INC.

                                             By: /s/ James A. Cochran
                                                James A. Cochran
                                                Chief Financial Officer


Dated:  November 14, 2003