Form 10-Q/A
period 2003-03-31
TURBOCHEF TECHNOLOGIES INC
filed 2004-03-30
CIK 916545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q/A

                                                (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter ended March 31, 2003

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

_________to_________

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

TURBOCHEF TECHNOLOGIES, INC.

TurboChef Technologies, Inc.
Condensed Balance Sheets
(Amounts in Thousands, Except Share Data)

	March 31, 2003	December31, 2002

	(Unaudited)
Assets
Current assets:
Cash	$139	$629
Accounts receivable net of allowance for doubtful accounts of $169 at March 31, 2003 and December 31, 2002	2,046	1,682
Accounts receivable—other	735	735
Inventory	1,581	1,954
Prepaid expenses	53	79

Total current assets	4,554	5,079

Property and equipment, net	130	170

Other assets	134	138

Total assets	$4,818	$5,387

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,075	$1,113
Accounts payable—other	1,445	1,445
Accrued expenses	301	583
Deferred revenue	342	—
Notes payable	1,359	1,359
Accrued upgrade and warranty costs	1,037	1,046

Total current liabilities	5,559	5,546

Commitments and contingencies (Notes 2 and 3)

Stockholders’ deficit:
Preferred stock, $1.00 par value and $100.00 stated value. Authorized 5,000,000 shares. 30,000 issued at March 31, 2003 and December 31, 2002, respectively	2,430	2,430
Common stock, $.01 par value. Authorized 50,000,000 shares. Issued 19,419,240 and 19,058,526 shares at March 31, 2003 and December 31, 2002, respectively	194	191
Additional paid-in capital	46,755	46,513
Accumulated deficit	(47,106)	(46,312)
Notes receivable for stock issuances	(2,563)	(2,530)
Treasury stock—at cost 32,130 shares in 2003 and 2002	(451)	(451)

Total stockholders’ deficit	(741)	(159)

Total liabilities and stockholders’ deficit	$4,818	$5,387

     The accompanying notes are an integral part of these financial statements.

TurboChef Technologies, Inc.
Unaudited Interim Condensed Statements of Operations
(Amounts in Thousands, Except Share Data)

	Three Months Ended March 31,

	2003	2002

Revenue—Product sales	$2,224	$1,829

Costs and expenses:
Cost of goods sold	1,174	999
Research and development expenses	220	105
Selling, general and administrative expenses	1,604	2,004

Total costs and expenses	2,998	3,108

Operating loss	(774)	(1,279)

Other income (expense):
Interest income	34	43
Other income	5	1

	39	44

Net loss	$(735)	$(1,235)

Preferred stock dividends	(59)	(95)

Net loss applicable to common stockholders	$(794)	$(1,330)

Loss per common share—basic and diluted	$(0.04)	$(0.07)

Weighted average number of common shares outstanding—basic and diluted	19,062,534	18,442,666

     The accompanying notes are an integral part of these financial statements.

TurboChef Technologies, Inc.
Unaudited Interim Condensed Statements of Cash Flows
(Amounts in Thousands)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(735)	$(1,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	124	138
Non-cash interest on notes receivable from employees and directors	(33)	(32)
Non-cash compensation expense	6	12

Changes in operating assets and liabilities:
Accounts receivable	(364)	(1,516)
Inventories	298	(365)
Prepaid expenses and other assets	26	(31)
Accounts payable	(38)	64
Accrued expenses	(111)	175
Deferred revenue	342	—

Net cash used in operating activities	(485)	(2,790)

Net cash used in investing activities—Purchase of equipment and leasehold improvements	(5)	(11)

Cash flows from financing activities:
Payment of broker commission on the sale of common stock	—	(25)
Repayments of notes receivable from employees	—	8
Proceeds from the exercise of stock options	—	35

Net cash provided by financing activities	—	18

Net increase (decrease) in cash and cash equivalents	(490)	(2,783)
Cash and cash equivalents at beginning of period	629	4,498

Cash and cash equivalents at end of period	$139	$1,715

Supplemental disclosures of noncash activities:
Noncash investing activity—accrued preferred stock dividend	$59	$95

Noncash investing activity—payment of preferred stock dividends through the issuance of common stock	$240	$147

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

The Company has, and will continue to hold inventory, to the extent of available funding, due to its long manufacturing cycle. As of March 31, 2003, the Company held $972,000 of finished goods inventory (ovens) (including $196,000 of inventory for one customer who ordered and paid for 50 ovens but requested future shipment), $49,000 of demonstration inventory (ovens used for customer demonstrations, tests and pilot programs) and $560,000 of parts inventory (used for manufacturing and service). The Company offers demonstration inventory free of charge or at reduced prices to certain potentially large customers, who wish to test and evaluate an oven prior to purchase.

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

   Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

               Private Placement

On October 28, 2003 the Company completed a private placement of 2,132,650 shares of its new Series D Preferred Stock, par value $1.00 per share (the “Series D Preferred Stock”) to OvenWorks, LLLP (“OvenWorks”) and to certain other investors for whom OvenWorks served as nominee. At the time of issuance, the shares of Series D Preferred Stock issued in the private placement were convertible into an aggregate of 42,653,000 shares of the Company’s common stock, which represents approximately 58% of the Company’s total equity on a fully diluted, as converted basis (i.e. assuming that all outstanding options, warrants and other rights for the purchase of common stock shall have been exercised, and all outstanding shares of all series of the Company’s preferred stock, including the Series D Preferred Stock, have been converted into common stock). Gross proceeds to the Company totaled $13,077,964, and will be used to satisfy existing obligations and to fund the Company’s working capital needs, including product development and manufacturing, sales and marketing and other general corporate purposes.  Please refer to the Company’s current report on Form 8-K filed on November 10, 2003 and the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003 for more information on the private placement.

               Amendment to Form 10-Q

This amendment to Form 10-Q is made to revise revenue recognition for a sales transaction entered into in March 2003. On March 31, 2003, we entered into an agreement for the sale of 50 ovens to a significant customer for an aggregate purchase price of $342,500.  Although the customer paid for the order in full, it requested that we hold the ovens for delivery to its outlets from time to time as it readied those outlets.  We complied with that request as an accommodation to the customer and, based on our then-current understanding of applicable guidance and the facts of the transaction, recognized $342,500 in revenue from this transaction in the quarter ended March 31, 2003.

Staff Accounting Bulletin (“SAB”) 104 was promulgated in December 2003 to codify and update previously issued guidance for revenue recognition.  In order to recognize revenue for goods purchased on a delayed delivery basis (sometimes referred to as bill and hold basis), SAB 104 requires, among other things, that there be a fixed schedule for delivery of the held goods.  At the time of this transaction, the customer advised us that the delivery schedule would be based on their construction and development schedule, which, in retrospect, was subject to modifications and delays not entirely under the customer’s control.  Since placing and paying for this order, the customer has taken delivery on seven ovens, all of which were delivered during the quarter ended December 31, 2003.  Based on the actual schedule of the ovens delivered to date under this order, current management has concluded that “a fixed schedule for delivery of the goods” may be deemed to not have existed at the date of sale under SAB 104.  Accordingly, we are amending our previously filed quarterly financial statements for each of the quarters in the nine month period ended September 30, 2003 to defer revenue on this transaction until actual delivery of the ovens has occurred.   For the three months ended March 31, 2003, this revision will reduce revenue by $342,500, cost of goods sold by $196,000 and the resultant reduction in margin will increase the operating loss and net loss applicable to common stockholders by $146,000.  The revision also increases loss per common share by $(.01) for the three months ended March 31, 2003, and will have a corresponding effect on the related balance sheet items of inventory, deferred revenue and accumulated deficit, which effect will be carried forward through the six months and nine months ended June 30, 2003 and September 30, 2003.

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

The Company has invested heavily in research, prototype development, strategic alliance development and sales and marketing personnel. As a result of these investments, and the limited revenues generated to date from sales of ovens, the Company has incurred substantial operating losses in each year of its operations (including net losses applicable to common stockholders of $794,000 for the three months ending March 31, 2003).

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

Foreign Exchange

During the period ending March 31, 2003, approximately 49% of the Company’s revenues were derived from sales outside of the United States. These sales and subsequent accounts receivable, the salaries of employees located outside of the United States and approximately 15% of selling, general and administrative expenses are denominated in foreign currencies, principally British Pounds and Euros. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the US dollar. In addition, trade terms with customers outside of the United States are longer than with customers inside of the United States, which increases the potential of foreign exchange gains or losses. At this time, the Company does not engage in any foreign exchange hedging activities.

Results of Operations for the Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Revenues for the quarter ended March 31, 2003 were $2,224,000, compared to revenues of $1,829,000 for the quarter ended March 31, 2002. The $395,000 increase is primarily attributable to an increase in the number of C-3 ovens sold during the period and increased revenues from the sale of consumables and replacement parts. During the first quarter of 2003, the Company sold 304 C-3 ovens as compared to 244 C-3 ovens in the first quarter of 2002. Sales to three customers accounted for approximately 72% (30%, 24% and 18%) of revenues, respectively, for the quarter ending March 31, 2003.

The average sale price of C3 ovens fell from $7,435 per unit during the quarter ended March 31, 2002 to $6,474 per unit for the quarter ended March 31, 2003. The per unit average revenue decline of $961 (approximately 13%) is principally due to the sale of 49 demonstration units during the current period. Excluding the sale of these demonstration units, the average sale price of new units during the period ended March 31, 2003 was $7,250 per unit. The $185 (approximately 3%) decline from the period ended March 31, 2002 is principally due to the discounted purchase prices to three major customers during the period ended March 31, 2003.

Cost of goods sold for the quarter ended March 31, 2003 were $1,174,000 compared to $999,000 for cost of goods sold in the quarter ended March 31, 2002. The increase of $175,000 is principally due to an increase in the number of C-3 ovens sold during the recent quarter. The average cost of goods sold of C-3 ovens declined by approximately 3% for the quarter compared to the quarter ended March 31, 2002. The decline resulted from favorable purchasing of component parts, as well as a lower purchase price negotiated from our third party manufacturer in 2002, partially offset by higher installation and delivery costs.

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

Gross profit on product sales (revenues less costs of goods sold) for the quarter ended March 31, 2003 increased $220,000 to $1,050,000, when compared to gross profit on product sales of $830,000 during the quarter ended March 31, 2002. This increase is due primarily to a greater number of C-3 ovens sold and from increased profits from the sale of consumables and replacement parts.

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

Net loss decreased by $536,000 to $794,000 for the quarter ended March 31, 2003, as compared to $1,330,000 for the quarter ended March 31, 2002. The net loss per share declined to $0.04 from $0.07, based on the weighted average number of shares outstanding of 19,062,534 and 18,442,666 for the quarters ended March 31, 2003 and 2002, respectively. The decrease in net loss is principally due to the increase in C-3 oven sales during the first quarter of 2003 and certain cost cutting initiatives.

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

The Company has, and will continue to hold inventory, to the extent of available funding, due to its long manufacturing cycle. As of March 31, 2003, the Company held $972,000 of finished goods inventory (ovens) (including $196,000 of inventory for one customer who ordered and paid for 50 ovens but requested future shipment), $49,000 of demonstration inventory (ovens used for customer demonstrations, tests and pilot programs) and $560,000 of parts inventory (used for manufacturing and service). The Company offers demonstration inventory free of charge or at reduced prices to certain potentially large customers, who wish to test and evaluate an oven prior to purchase.

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

Cash used in operating activities was $485,000 for the three months ended March 31, 2003, as compared to cash used in operating activities of $2,790,000 for the three months ended March 31, 2002. The net loss of $735,000, for the three months ended March 31, 2003, included $97,000 of non-cash charges (depreciation, amortization, non-cash interest and non-cash compensation expenses), as compared to $118,000 for the three months ended March 31, 2002. Net cash used in operating activities for the three months ended March 31, 2003 was negatively impacted by an increase in accounts receivable ($364,000) and decreases in accounts payable and accrued expenses ($149,000). These operating cash requirements were partially offset by a decrease in inventory of $298,000 and an increase in deferred revenue of $342,000.

Cash used in investing activities for the three months ended March 31, 2003, was $5,000, compared to $11,000 for the three months ended March 31, 2002. The uses of cash were made up of capital equipment purchases during the periods. The Company anticipates an increase inW capital expenditures to approximately $300,000 during fiscal 2003 in order to build its global sales and marketing infrastructure. All capital expenditures will be dependent upon achieving adequate working capital.

Cash provided by financing activities for the three months ended March 31, 2003 was $0, as compared to $18,000 for the three months ended March 31, 2002.

At March 31, 2003, the Company had cash of $139,000, as compared to cash of $629,000 at December 31, 2002.

   Item 3: Quantitative and Qualitative Disclosures about Market Risk

Approximately 49% of the Company’s revenues in the first quarter of 2003 were derived from sales outside of the United States. These sales and subsequent accounts receivable, the salaries of employees located outside of the United States and approximately 15% of selling, general and administrative expenses are denominated in foreign currencies, principally British Pounds and Euros. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the US dollar. In addition, trade terms with customers outside of the United States are longer than with customers inside of the United States, which increases the potential of foreign exchange gains or losses. There is no assurance that the Company will not be subject to foreign exchange losses in the future.

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

   Item 6: Exhibits and Reports on Form 8-K

                                   (a) Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                    (b) Reports on Form 8-K

                                              None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TURBOCHEF TECHNOLOGIES, INC.

By: /s/ James A. Cochran

James A. Cochran Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: March 29, 2004