Form 10-Q/A
period 2003-06-30
TURBOCHEF TECHNOLOGIES INC
filed 2004-03-30
CIK 916545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q/A

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter ended June 30, 2003

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to___________

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

TURBOCHEF TECHNOLOGIES, INC.

TurboChef Technologies, Inc.
Condensed Balance Sheets
(Amounts in Thousands, Except Share Data)

	June 30, 2003	December 31, 2002

	(Unaudited)
Assets
Current assets:
Cash	$172	$629
Accounts receivable net of allowance for doubtful accounts of $262 and $169 at June 30, 2003 and December 31, 2002, respectively	488	1,682
Accounts receivable—other	735	735
Inventory	1,689	1,954
Prepaid expenses	56	79

Total current assets	3,140	5,079

Property and equipment, net	74	170

Other	100	138

Total assets	$3,314	$5,387

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,405	$1,113
Accounts payable—other	1,445	1,445
Accrued expenses	331	583
Deferred revenue	342	—
Notes payable	1,359	1,359
Accrued upgrade and warranty costs	875	1,046

Total current liabilities	5,757	5,546

Commitments and contingencies (Notes 2 and 3)

Stockholders’ deficit:
Preferred stock, $1.00 par value and $100.00 stated value. Authorized 5,000,000 shares. 30,000 issued at March 31, 2003 and December 31, 2002, respectively	2,430	2,430
Common stock, $.01 par value. Authorized 50,000,000 shares. Issued 19,419,240 and 19,058,526 shares at June 30, 2003 and December 31, 2002, respectively	194	191
Additional paid-in capital	46,761	46,513
Accumulated deficit	(48,781)	(46,312)
Notes receivable for stock issuances	(2,596)	(2,530)
Treasury stock—at cost 32,130 shares in 2003 and 2002	(451)	(451)

Total stockholders’ deficit	(2,443)	(159)

Total liabilities and stockholders’ deficit	$3,314	$5,387

The accompanying notes are an integral part of these financial statements.

TurboChef Technologies, Inc.
Unaudited Interim Condensed Statements of Operations
(Amounts in Thousands, Except Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenue—Product sales	$612	$905	$2,836	$2,734

Costs and expenses:
Cost of goods sold	347	414	1,521	1,413
Research and development expenses	267	79	487	184
Selling, general and administrative expenses	1,641	2,199	3,247	4,203

Total costs and expenses	2,255	2,692	5,255	5,800

Operating loss	(1,643)	(1,787)	(2,419)	(3,066)

Other income:
Interest income	32	36	66	79
Interest expense	—	(24)	—	(26)
Other income	(3)	(1)	4	2

	29	11	70	55

Net loss	$(1,614)	$(1,776)	$(2,349)	$(3,011)

Preferred stock dividends	(60)	(60)	(119)	(155)

Net loss applicable to common stockholders	$(1,674)	$(1,836)	$(2,468)	$(3,166)

Loss per common share—basic and diluted	$(0.09)	$(0.10)	$(0.13)	$(0.17)

Weighted average number of common shares outstanding—basic and diluted	19,419,240	19,046,644	19,241,872	18,746,323

The accompanying notes are an integral part of these financial statements.

TurboChef Technologies, Inc.
Unaudited Interim Condensed Statements of Cash Flows
(Amounts in Thousands)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(2,349)	$(3,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	229	274
Non-cash interest on notes receivable from employees and directors	(66)	(65)
Non-cash compensation expense	13	24
Changes in operating assets and liabilities:
Accounts receivable	1,092	(737)
Bad debt reserve	101	—
Inventories	140	(850)
Prepaid expenses and other assets	53	61
Accounts payable	292	657
Accrued expenses	(303)	(150)
Deferred revenue	342

Net cash used in operating activities	(456)	(3,797)

Net cash used in investing activities—Purchase of equipment and leasehold improvements	(1)	(40)

Cash flows from financing activities:
Payment of broker commission on the sale of common stock	—	(25)
Repayments of notes receivable from employees	—	8
Proceeds from the exercise of stock options	—	48

Net cash provided by financing activities	—	31

Net increase (decrease) in cash and cash equivalents	(457)	(3,806)
Cash and cash equivalents at beginning of period	629	4,498

Cash and cash equivalents at end of period	$172	$692

Supplemental disclosures of noncash activities:
Noncash investing activity—accrued preferred stock dividend	$119	$155

Noncash investing activity—payment of preferred stock dividends through the issuance of common stock	$240	$363

Noncash financing activity—conversion of preferred stock	$—	$2,100

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

The Company has, and will continue to hold inventory, to the extent of available funding, due to its long manufacturing cycle. As of June 30, 2003, the Company held $855,000 of finished goods inventory (ovens)(including $196,000 in inventory for one customer who ordered and paid for 50 ovens in March 2003 but requested future shipment) and $834,000 of parts inventory (used for manufacturing and service). The Company offers demonstration inventory free of charge or at reduced prices to certain potentially large customers, who wish to test and evaluate an oven prior to purchase. Of the $855,000 held in finished goods inventory, approximately $261,000 is currently being held under a Warehouseman’s Lien due to non-payment on duty, freight and storage fees. The Company is currently working with this vendor to release ovens on a pro-rata basis.

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

Due to the Company’s current cash position, the Company has not purchased any ovens since February 2003. As of July 31, 2003, the Company was 1,160 units or $3.4 million behind in its required purchases under the contract. In addition, the Company owes Xiaoya $244,000 for units shipped during February 2003. As a result, Xiaoya may terminate the agreement at any time and seek monetary damages. Although the Company believes that production will restart if it receives adequate financing, there are no assurances that this will occur. If Xiaoya were to terminate this agreement, the agreement provides that the Company would be responsible for the purchase of all remaining ovens, unused parts, employee severance and manufacturing equipment at the factory. The amounts that Xiaoya could claim would be in excess of $1 million. In addition, Xiaoya could claim that the Company could be held liable for the balance of the units due under the 5,000 unit purchase commitment (approximately 4,000 units). At this time, Xiaoya has not asserted its rights to terminate the contract and has been working with the Company to try to restart oven production. However, the Company has been informed by Xiaoya that if it does not begin purchasing ovens, Xiaoya would shut down. Management is communicating with Xiaoya and expects to maintain the manufacturing relationship if new funding becomes available. The accompanying financial statements do not reflect any accrual related to the non-performance under the Xiaoya agreement. Xiaoya is currently the Company’s sole supplier of C-3 ovens.

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

Recemt Developments

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

Staff Accounting Bulletin (“SAB”) 104 was promulgated in December 2003 to codify and update previously issued guidance for revenue recognition.  In order to recognize revenue for goods purchased on a delayed delivery basis (sometimes referred to as bill and hold basis), SAB 104 requires, among other things, that there be a fixed schedule for delivery of the held goods.  At the time of this transaction, the customer advised us that the delivery schedule would be based on their construction and development schedule, which, in retrospect, was subject to modifications and delays not entirely under the customer’s control.  Since placing and paying for this order, the customer has taken delivery on seven ovens, all of which were delivered during the quarter ended December 31, 2003.  Based on the actual schedule of the ovens delivered to date under this order, current management has concluded that “a fixed schedule for delivery of the goods” may be deemed to not have existed at the date of sale under SAB 104.  Accordingly, we are amending our previously filed quarterly financial statements for each of the quarters in the nine month period ended September 30, 2003 to defer revenue on this transaction until actual delivery of the ovens has occurred.   For the six months ended June 30, 2003, this revision reduces revenue by $342,500, cost of goods sold by $196,000 and the resultant reduction in margin will increase the operating loss and net loss applicable to common stockholders by $146,000.  The revision also increases loss per common share by $(.01) for the six months ended June 30, 2003, and will have a corresponding effect on the related balance sheet items of inventory, deferred revenue and accumulated deficit, which effect will be carried forward through the nine months ended September 30, 2003.

Forward-Looking Statements

Certain statements in this Form 10-Q constitute “forw
ard-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of TurboChef Technologies, Inc. (“TurboChef” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the ability to obtain additional financing necessary to continue operations; the likelihood of incurring future losses; the Company’s significant purchase commitments; the effect of the long manufacturing cycle on cash flow; the uncertainly of the outcome of the arbitration proceeding with Maytag; the uncertainty of consumer acceptance of new products or technologies that may be offered by TurboChef; the success of the Company’s marketing strategy; the uncertainty inherent in new product development; potential liability for personal injury or property damage; the need to hire and retain key personnel; relationships with and dependence on third-party equipment manufacturers and suppliers; uncertainties relating to business and economic conditions in markets in which TurboChef operates; changing technologies and evolving industry standards; regulatory compliance burdens; the highly competitive environment in which TurboChef operates; competition in the markets served by TurboChef; uncertainties inherent in international manufacturing and sales including foreign currency fluctuations; uncertainty regarding strategic relationships and alliances and the ability to protect TurboChef’s proprietary information. The words “believe,” “expect,” “anticipate,” “intend,” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date of the statement was made. TurboChef undertakes no obligation to update any forward-looking statement.

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

Due to the Company’s current cash position, the Company has not purchased any ovens since February 2003. As of July 31, 2003, the Company was 1,160 units or $3.4 million behind in its required purchases under the contract. In addition, the Company owes Xiaoya $244,000 for units shipped during February 2003. As a result, Xiaoya may terminate the agreement at any time and seek monetary damages. Although the Company believes that production will restart if it receives adequate financing, there are no assurances that this will occur. If Xiaoya were to terminate this agreement, the agreement provides that the Company would be responsible for the purchase of all remaining ovens, unused parts, employee severance and manufacturing equipment at the factory. The amounts that Xiaoya could claim would be in excess of $1 million. In addition, Xiaoya could claim that the Company could be held liable for the balance of the units due under the 5,000 unit purchase commitment (approximately 4,000 units). At this time, Xiaoya has not asserted its rights to terminate the contract and has been working with the Company to try to restart oven production. However, the Company has been informed that if it does not begin purchasing ovens, Xiaoya would shut down. Management is communicating with Xiaoya and expects to maintain the manufacturing relationship if new funding becomes available. The accompanying financial statements do not reflect any accrual related to the non-performance under the Xiaoya agreements. Xiaoya is currently the Company’s sole supplier of C-3 ovens.

The Company currently has $393,000 of parts inventory and equipment at the Xiaoya facility. If the Company is unable to raise additional equity to restart production or if Xiaoya were to terminate the contract, the Company may no longer have access to these parts. The Company currently does not have any employees at the Xiaoya facility.

The Company has invested heavily in research, prototype development, strategic alliance development and sales and marketing personnel. As a result of these investments, and the limited revenues generated to date from sales of ovens, the Company has incurred substantial operating losses in each year of its operations (including net losses applicable to common stockholders of $2,468,000 and $3,166,000 for the six months ending June 30, 2003 and 2002, respectively).

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

Foreign Exchange

During the six month period ending June 30, 2003, approximately 40% of the Company’s revenues were derived from sales outside of the United States. These sales and subsequent accounts receivable, the salaries of employees located outside of the United States and approximately 15% of selling, general and administrative expenses are denominated in foreign currencies, principally British Pounds and Euros. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the US dollar. In addition, trade terms with customers outside of the United States are longer than with customers inside of the United States, which increases the potential of foreign exchange gains or losses. At this time, the Company does not engage in any foreign exchange hedging activities.

Results of Operations for the Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Revenues for the quarter ended June 30, 2003 were $612,000, compared to revenues of $905,000 for the quarter ended June 30, 2002. The $293,000 decrease is primarily attributable to a decrease in C-3 ovens sold during the period. This was partially offset by increased revenues from the sale of consumables and replacement parts. During the second quarter of 2003, the Company sold 67 C-3 ovens as compared to 130 C-3 ovens in the second quarter of 2002. Sales to one customer accounted for approximately 22% of revenues for the quarter ending June 30, 2003.

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

Results of Operations for the Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Revenues for the six months ended June 30, 2003 was $2,836,000, compared to revenues of $2,734,000 for the six months ended June 30, 2002. The $102,000 increase is primarily attributable to increased revenues from the sale of consumables and replacement parts. During the first six months of 2003, the Company sold 371 C-3 ovens as compared to 374 C-3 ovens in the first six months of 2002. Sales to two customers accounted for approximately 49% (25% and 24%) of revenues, respectively, for the six months ending June 30, 2003.

The average sale price of C3 ovens fell from $7,581 per unit during the six months ended June 30, 2002 to $6,597 per unit for the six months ended June 30, 2003. The per unit average revenue decline of $984 (approximately 13%) is principally due to the sale of 49 demonstration units during the first quarter of 2003. Excluding the sale of these demonstration units, the average sale price of new units during the period ended June 30, 2003 was $7,231 per unit. The $350 (approximately 5%) decline for the first six months of 2003 is principally due to the discounted purchase prices to three major customers during the period ended June 30, 2003.

Cost of goods sold for the six months ended June 30, 2003 were $1,521,000 compared to $1,413,000 for cost of goods sold for the six months ended June 30, 2002. The increase of $108,000 is principally due to an increase in the number of C-3 ovens, parts and consumables sold during the period. In addition, the cost of sales during the six month period ended June 30, 2002 was reduced due to a one-time cost savings on parts purchased from Maytag resulting in substantially lower cost of sales during the second quarter of 2002. Excluding these one time charges, the average cost of goods sold of C-3 ovens decreased by approximately 2% for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. The decline resulted from favorable purchasing of component parts, as well as a lower purchase price negotiated from Xiaoya in 2002, partially offset by higher installation and delivery costs.

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

Gross profit on product sales (revenues less costs of goods sold) for the six months ended June 30, 2003 decreased $6,000 to $1,315,000, when compared to gross profit on product sales of $1,321,000 during the six months ended June 30, 2002. This decrease was principally due to an increase in the number of demo unit sales during the six months ended June 30, 2003.

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

Net loss applicable to common shareholders decreased by $698,000 to $2,468,000 for the six months ended June 30, 2003, as compared to $3,166,000 for the six months ended June 30, 2002. The net loss per share declined to $0.13 from $0.17, based on the weighted average number of shares outstanding of 19,241,872 and 18,746,323 for the six months ended June 30, 2003 and 2002, respectively. The decrease in net loss is principally due to reduced selling, general and administrative expenses during the current six month period.

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

The Company has, and will continue to hold inventory, to the extent of available funding, due to its long manufacturing cycle. As of June 30, 2003, the Company held $855,000 of finished goods inventory (ovens) (including $196,000 of inventory for one customer who ordered and paid for 50 ovens but requested future shipment) and $834,000 of parts inventory (used for manufacturing and service). The Company offers demonstration inventory free of charge or at reduced prices to certain potentially large customers, who wish to test and evaluate an oven prior to purchase. Of the $855,000 held in finished goods inventory, approximately $261,000 is currently being held under a Warehouseman’s Lien due to non-payment on duty, freight and storage fees. The Company is currently working with this vendor to release ovens on a pro-rata basis.

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

Due to the Company’s current cash position, the Company has not purchased any ovens since February 2003. As of July 31, 2003, the Company was 1,160 units or $3.4 million behind in its required purchases under the contract. In addition, the Company owes Xiaoya $244,000 for units shipped during February 2003. As a result, Xiaoya may terminate the agreement at any time and seek monetary damages. Although the Company believes that production will restart if it receives adequate financing, there are no assurances that this will occur. If Xiaoya were to terminate this agreement, the agreement provides that the Company would be responsible for the purchase of all remaining ovens, unused parts, employee severance and manufacturing equipment at the factory. The amounts that Xiaoya could claim would be in excess of $1 million. In addition, Xiaoya could claim that the Company could be held liable for the balance of the units due under the 5,000 unit purchase commitment (approximately 4,000 units). At this time, Xiaoya has not asserted its rights to terminate the contract and has been working with the Company to try to restart oven production. However, the Company has been informed that if it does not begin purchasing ovens, Xiaoya would shut down. Management is communicating with Xiaoya and expects to maintain the manufacturing relationship if new funding becomes available. The accompanying financial statements do not reflect any accrual related to the non-performance under the Xiaoya agreements. Xiaoya is currently the Company’s sole supplier of C-3 ovens.

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

Cash used in operating activities was $456,000 for the six months ended June 30, 2003, as compared to cash used in operating activities of $3,797,000 for the six months ended June 30, 2002. The net loss of $2,349,000, for the six months ended June 30, 2003, included $176,000 of non-cash charges (depreciation, amortization, non-cash interest and non-cash compensation expenses), as compared to $233,000 for the six months ended June 30, 2002. Net cash used in operating activities for the six months ended June 30, 2003 was positively impacted by a decrease in accounts receivable ($1,092,000) and inventory ($140,000), as well as an increase in accounts payable ($292,000) and deferred revenue ($342,000). These operating cash requirements were partially offset by a decrease in accrued expenses of $303,000.

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

Item 6:	Exhibits and Reports on Form 8-K

(a) Exhibits

	31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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