Form 10-Q/A
period 2003-09-30
TURBOCHEF TECHNOLOGIES INC
filed 2004-03-30
CIK 916545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter ended September 30, 2003

OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM
TO
_____________     _____________

Commission File Number 0-23478

TURBOCHEF TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	48-1100390
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

10500 METRIC DRIVE, SUITE 128 DALLAS, TEXAS	75243
(Address of Principal Executive Offices)	(Zip Code)

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

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

          Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

TITLE OF EACH CLASS	NUMBER OF SHARES OUTSTANDING AT OCTOBER 27, 2003

Common Stock, $0.01 Par Value	19,419,240

TURBOCHEF TECHNOLOGIES, INC.
TABLE OF CONTENTS

PART 1.     FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

TurboChef Technologies, Inc.
Unaudited Condensed Balance Sheets
(Amounts in Thousands, Except Share Data)

	SEPTEMBER 30, 2003	DECEMBER 31, 2002

Assets

Current assets:
Cash and cash equivalents	$66	$629
Accounts receivable net of allowance for doubtful accounts of $219 and $169 at September 30, 2003 and December 31, 2002, respectively	331	1,682
Accounts receivable - other	749	735
Inventory	1,494	1,954
Prepaid expenses	92	79

Total current assets	2,732	5,079

Property and equipment, net	72	170

Other	96	138

Total assets	$2,900	$5,387

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$1,701	$1,113
Accounts payable - other	1,445	1,445
Accrued expenses	153	583
Notes payable	1,545	1,359
Deferred revenue	342	-
Accrued upgrade and warranty costs	810	1,046

Total current liabilities	5,996	5,546

Commitments and contingencies (Notes 2 and 3)

Stockholders’ deficit:
Preferred stock, $1.00 par value and $100.00 stated value. Authorized 5,000,000 shares. 30,000 issued at September 30, 2003 and December 31, 2002, respectively	2,430	2,430
Common stock, $.01 par value. Authorized 50,000,000 shares. Issued 19,419,240 and 19,058,526 shares at September 30, 2003 and December 31, 2002, respectively	194	191
Additional paid-in capital	46,767	46,513
Accumulated deficit	(49,407)	(46,312)
Notes receivable for stock issuances	(2,629)	(2,530)
Treasury stock - at cost 32,130 shares in 2003 and 2002	(451)	(451)

Total stockholders’ deficit	(3,096)	(159)

Total liabilities and stockholders’ deficit	$2,900	$5,387

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

TurboChef Technologies, Inc.
Unaudited Interim Condensed Statements of Operations
(Amounts in Thousands, Except Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Revenue - Product sales	$533	$2,477	$3,368	$5,211

Costs and expenses:
Cost of goods sold	255	1,415	1,776	2,828
Research and development expenses	194	296	680	606
Selling, general and administrative expenses	688	2,287	3,935	6,382

Total costs and expenses	1,137	3,998	6,391	9,816

Operating loss	(604)	(1,521)	(3,023)	(4,605)

Other income (expense):
Interest income	33	35	99	114
Interest expense	—	(200)	—	(226)
Other income	3	(4)	7	(2)

	36	(169)	106	(114)

Net loss	(568)	(1,690)	(2,917)	(4,719)

Preferred stock dividends	(60)	(56)	(179)	(191)

Net loss applicable to common stockholders	$(628)	$(1,746)	$(3,096)	$(4,910)

Loss per common share - basic and diluted	$(0.03)	$(0.09)	$(0.16)	$(0.26)

Weighted average number of common shares outstanding - basic and diluted	19,419,240	19,058,526	19,301,645	18,851,534

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

TurboChef Technologies, Inc.
Unaudited Interim Condensed Statements of Cash Flows
(Amounts in Thousands)

	Nine Months Ended

	September 30, 2003	September 30, 2002

Cash flows from operating activities:
Net loss	$(2,917)	$(4,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	234	413
Allowance for doubtful accounts	51	100
Non-cash interest on notes receivable from employees and directors	(99)	(99)
Non-cash compensation expense	19	31
Non-cash interest expense	--	200

Changes in operating assets and liabilities:
Accounts receivable	1,300	(769)
Inventories	336	(913)
Prepaid expenses and other assets	3	(39)
Accounts payable	588	360
Accrued expenses	(420)	465
Deferred revenue	342

Net cash used in operating activities	(563)	(4,970)

Net cash used in investing activities - Purchase of equipment and leasehold improvements	-	(89)

Cash flows from financing activities:
Payment of broker commission on the sale of common stock	-	(25)
Repayments of notes receivable from employees	-	8
Proceeds from the exercise of stock options	-	48
Proceeds from note payable	-	1,000

Net cash provided by financing activities	-	1,031

Net decrease in cash and cash equivalents	(563)	(4,028)
Cash and cash equivalents at beginning of period	629	4,498

Cash and cash equivalents at end of period	$66	$470

Supplemental disclosures of noncash activities:

Noncash investing activity - accrued preferred stock dividend	$141	$191

Noncash investing activity - payment of preferred stock dividends through the issuance of common stock	$240	$363

Noncash financing activity - conversion of preferred stock	$-	$2,100

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

TURBOCHEF TECHNOLOGIES, INC.
Notes to Condensed Financial Statements
(Unaudited)
September 30, 2003

1)       NATURE OF OPERATIONS AND BASIS OF PRESENTATION

          TurboChef Technologies, Inc. (“TurboChef” or “the Company”) was incorporated in the State of Delaware on April 3, 1991. The Company is engaged primarily in designing, developing and marketing its proprietary rapid cook technologies. The Company’s proprietary rapid cook oven, which requires no ventilation, employs a combination of high speed forced air and microwave energy to “cook-to-order” a variety of food products at faster speeds and to quality standards comparable, and in many instances superior, to other conventional commercial and residential ovens currently available.

          The Company’s commercial oven employs the Company’s proprietary cooking technologies to quickly, efficiently and evenly transfer, disperse and control the heat used in the cooking process. In addition, because of the Company’s ovens’ moisture retention, browning, crisping and toasting capabilities, the Company believes that the characteristics of most food items cooked in a TurboChef oven (including their flavor, texture and appearance) are superior in quality to those achieved using most other cooking methods.

          The Company believes its primary markets are with commercial food service operators throughout North America, the United Kingdom, Europe and Asia. Management believes that the Company operates in one primary business segment.

          The financial statements of the Company as of September 30, 2003 and 2002 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and have not been audited by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these statements unless significant changes have taken place since the end of the Company’s most recent fiscal year. The Company’s December 31, 2002 balance sheet was derived from audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ending December 31, 2002, but does not include all disclosures required by GAAP. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the aforementioned Form 10-K. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

2)       LIQUIDITY & SUBSEQUENT EVENTS

          The Company’s capital requirements in connection with its product and technology development and marketing efforts have and will continue to be significant. As of September 30, 2003, additional capital was required to conduct normal business operations. Since its inception, the Company has incurred significant operating losses and the losses may continue. As a result of negative circumstances related to the Company’s working capital and liquidity in prior periods, the independent certified public accountant’s report on the Company’s financial statements for the year ended December 31, 2002 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.

          On October 28, 2003 the Company completed a private placement of 2,132,650 shares of its new Series D Preferred Stock, par value $1.00 per share (the “Series D Preferred Stock”) to OvenWorks, LLLP (“OvenWorks”) and to certain clients of Sanders Morris Harris Inc. for whom OvenWorks served as nominee. At the time of issuance, the shares of Series D Preferred Stock issued in the private placement were convertible into an aggregate of 42,653,000 shares of the Company’s common stock, which represents approximately 58% of the Company’s total equity on a fully diluted, as converted basis (i.e. assuming that all outstanding options, warrants and other rights for the purchase of common stock shall have been exercised, and all outstanding shares of all series of the Company’s preferred stock, including the Series D Preferred Stock, have been converted into common stock). Gross proceeds to the Company totaled $13,077,964, and will be used to satisfy existing obligations and to fund the Company’s working capital needs, including product development and manufacturing, sales and marketing and other general corporate purposes.

          OvenWorks is a newly formed Georgia limited liability limited partnership of which Oven Management, Inc., a Georgia corporation (“Oven Management”) serves as the general partner. Oven Management is controlled by Richard E. Perlman.

          In connection with the private placement, Jeffrey B. Bogatin and Donald J. Gogel resigned from their board and officer positions with the Company and the Company appointed Mr. Perlman as Chairman of the Board, James K. Price as President and Chief Executive Officer and James A. Cochran as Chief Financial Officer. In addition to Messrs. Perlman and Price, William A. Shutzer and Raymond H. Welsh were appointed to the Company’s Board of Directors. The Company expects to add additional board members in the near future.

          Shares of the Series D Preferred Stock rank senior to all other classes of stock of the Company as to liquidation, dividends, redemption and other payments or distributions. Holders of Series D Preferred Stock also have redemption rights (to the extent they are unable to convert all or part of their shares to common stock of the Company), preemptive rights, and demand and piggy-back registration rights with respect to their shares. Holders of Series D Preferred Stock are entitled to vote as a class in connection with certain matters, are generally entitled to vote together with the holders of the Company’s common stock on an as converted basis, and are also entitled to elect two-thirds of the members of the Company’s Board of Directors.

          At the time of the private placement, the Company did not have enough shares of its common stock authorized to permit conversion of all of the shares of Series D Preferred Stock. Accordingly, the Series D Preferred Stock may be considered redeemable preferred stock until a formal proxy statement is filed to approve the authorization of additional shares of the Company’s common stock. The shares of Series D Preferred Stock also have beneficial conversion characteristics. Management will measure and record adjustments resulting from the issuance of the Series D Preferred Stock in the fourth quarter of 2003.

          In connection with the private placement, Mr. Bogatin was granted the right to nominate and elect one member of the Company’s Board of Directors, subject to the reasonable approval of the Company’s Board of Directors. Messrs. Bogatin and Gogel agreed to a general 18-month prohibition on the transfer of their shares of capital stock of the Company, and to a right of first refusal in favor of the Company and OvenWorks, subject to a monthly trading allowance based on the average daily trading volume of the Company’s common stock. Messrs. Bogatin and Gogel also have entered into a voting agreement pursuant to which they agreed to vote all their shares of the Company’s common stock in favor of, among other things, any proposal to amend the Company’s Certificate of Incorporation to increase the amount of the Company’s authorized capital stock. Mr. Gogel exercised his right to convert all of his shares of the Company’s Series C Preferred Stock, plus all accrued and unpaid dividends thereon, into 803,565 shares of the Company’s common stock. Messrs. Bogatin and Gogel also have each entered into a non-competition agreement and a release agreement in favor of the Company in consideration for which Messrs. Bogatin and Gogel received an aggregate of 2,433,333 and 366,667 shares of the Company’s common stock, respectively. The non-compete agreements shall be valued at the fair market value of the shares and amortized over the benefit period.

          Prior to the private placement, Messrs. Bogatin and Gogel agreed to the termination of all of their outstanding options to purchase the Company’s common stock. Additionally, the Company agreed to cancel the obligations of Messrs. Bogatin and Gogel to pay the Company $2,000,000 and $100,000, respectively, under certain promissory notes delivered by them to the Company in connection their exercise of stock options in 1999 and 2000. In return, Messrs. Bogatin and Gogel agreed to the cancellation of the 800,000 and 40,000 shares respectively, of the Company’s common stock acquired by them in connection with such option exercises. The termination of these obligations may result in a fourth quarter compensation charge.

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

          The Company has held, and will continue to hold inventory due to its long manufacturing cycle. As of September 30, 2003, the Company held $650,000 of finished goods inventory (ovens)(including $196,000 of inventory for one customer who ordered and paid for 50 ovens in March 2003 but requested future shipment), $23,000 of demo inventory (ovens) and $821,000 of parts inventory (used for manufacturing and servicing ovens). The Company offers demonstration inventory free of charge or at reduced prices to certain potentially large customers, who wish to test and evaluate an oven prior to purchase.

          In March 2002, the Company entered into a manufacturing agreement to purchase 5,000 C-3 ovens from Shandong Xiaoya Group Company Limited (“Xiaoya”) totaling approximately $14,000,000 over a 17-month period. In addition, in connection with this manufacturing agreement the Company is required to purchase certain component parts that will be supplied to Xiaoya for use in manufacturing the ovens. In December 2002, this purchase requirement was extended for an additional 12 months to August 2004 and the Company agreed to purchase a minimum of 200 ovens per month. Due to the Company’s cash position, the Company has not purchased any ovens since February 2003. As of September 30, 2003, the Company was behind in its required purchases under the manufacturing agreement and owed Xiaoya $244,000 for units shipped during February 2003. Contemporaneously with the October 2003 private placement, the Company entered into a Settlement, Release Agreement and Third Amendment to its manufacturing agreement with Xiaoya to resolve potential claims and reduce the monthly purchase commitment. Pursuant to this agreement the Company agreed to make a payment of $244,000 in full satisfaction of all amounts then due to Xiaoya. In exchange, Xiaoya agreed to release the Company from any claims Xiaoya may have as of the signing of the agreement and reduce the monthly minimum purchase requirement of C-3 ovens that the Company must make from Xiaoya to 84. On November 12, 2003 the Company made the payment of $244,000 that was owed to Xiaoya.

          In September 1999, the Company entered into an agreement to upgrade and warranty 262 ovens installed for Whitbread Group PLC (“Whitbread”). The Company received approximately $1,400,000 from Whitbread to complete the upgrade and provide a three-year extended warranty on each of the upgraded ovens. The oven upgrades include design changes that were intended to substantially increase the life and durability of the ovens. These upgrades were completed in February 2000. The $1,400,000 in fees had been used to offset expenses relating to the upgrade and warranty as incurred. During 2000, the Company accrued an additional $985,000 for expenses in excess of payments received from Whitbread, relating to the completion of the upgrade and repairs during the remainder of the warranty period. No additional costs were incurred during the Company’s 2001 fiscal year. In February 2002, the Company and Whitbread entered into an agreement to terminate the upgrade and warranty agreement originally purchased in September 1999. Under the new agreement, the Company was required to pay Whitbread (pound)460,000 (approximately $670,000) plus VAT (value added tax) over a 24-month period. In return, Whitbread would release TurboChef from its obligation to continue its warranty on the 262 upgraded ovens. On signing the agreement, the Company made an initial payment to Whitbread of (pound)50,000 (approximately $72,000) plus VAT and committed to pay (pound)15,000 (approximately $22,000) plus VAT a month for the next 24 months, with a final payment of

(pound)50,000 plus VAT due the final month. The Company has not made the November 2002 through October 2003 payments and is currently in default under the agreement. As a result of the default, the estimated warranty liability was recalculated, resulting in an additional estimated warranty liability of $190,000.

          In November 2001, the Company purchased $504,000 of parts and oven inventory from its former strategic alliance partner, Maytag Corporation (“Maytag”). The Company paid $177,000 in cash and issued a promissory note in the amount of $327,000 for the remaining balance of this purchase. The note was payable in installments of $131,000, payable in May 2002, and $196,000, payable in November 2002, plus accrued interest at the prime rate, as published in THE WALL STREET JOURNAL, plus 2%. The Company has not made any payments on the note and is currently in default. As of the date of the default, the interest rate of this note increased to the prime rate, as published in THE WALL STREET JOURNAL, plus 5% (9% as of September 30, 2003). On January 6, 2003, Maytag obtained a summary judgment against the Company in the amount of $359,372, which is included in notes payable. The parties are currently negotiating a settlement of all outstanding issues. There can be no assurance that a settlement will be reached, or that if reached, the settlement will be favorable to the Company.

          In July 2002, the Company issued a non-interest bearing promissory note in the amount of $1,000,000 to Grand Cheer Company Limited (“Grand Cheer”), a principal stockholder of the Company, which was secured by 350 C-3 ovens. The Company agreed to repay the note by making payments of approximately $2,800 per oven within five days of receipt of cash from the sale of the ovens. All of the ovens were sold and cash received but no payment was made to Grand Cheer. The note was due on October 15, 2002. The note also provided that if the Company did not repay the note in full by October 15, 2002, all remaining unvested warrants for the purchase of the Company’s common stock (666,667 warrants) previously issued to Grand Cheer would immediately vest. In connection with the issuance of the note, the Company incurred a non-cash finance charge of $200,000 which was payable by offsetting the exercise price of the 1,000,000 warrants previously issued to Grand Cheer upon its purchase of the Company’s Series B Convertible Preferred Stock. Contemporaneously with the October 2003 private placement, the Company entered into a Settlement and Release Agreement with Grand Cheer to resolve claims relating to the note. In connection therewith, Grand Cheer exercised its rights to convert all of its shares of the Company’s Series B Preferred Stock, plus all accrued and unpaid dividends thereon, into 2,024,986 shares of the Company’s Common Stock, agreed to reduce from 1,000,000 to 800,000 the number of shares of the Company’s common stock issuable upon exercise of Grand Cheer’s warrants and the Company agreed to pay Grand Cheer $1,200,000 in cash from the proceeds of the transaction, and issue to Grand Cheer 652,288 shares of its Common Stock. On November 4, 2003 the Company paid Grand Cheer $1,200,000 to settle its obligations under the note. The fair value of the exchange in excess of the face value of the obligation will be recorded as interest expense in the fourth quarter.

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

          In May 2002, Maytag filed a complaint in Iowa federal court seeking, among other things, to require that two of the Company’s claims originally filed and pending in the Texas arbitration be decided in a separate arbitration proceeding in Boston, Massachusetts. Maytag’s complaint in the Iowa proceeding also alleges that the Company publicized false and misleading statements about Maytag’s use of the Company’s intellectual property in its residential appliances in a January 2002 press release and in certain other unidentified statements. Based upon this allegation, Maytag asserts claims that the Company caused false advertising with respect to Maytag’s goods and services, that the Company has intentionally interfered with Maytag’s prospective business, that the Company has defamed Maytag and that the Company has unfairly competed with Maytag. Unlike Maytag’s counterclaims in the Texas arbitration proceeding, its complaint in the Iowa proceeding does not specify the dollar amount of damages sought. In July 2002, the Company filed a motion to dismiss the Maytag complaint or, in the alternative, stay the Iowa proceeding pending resolution of the Texas arbitration. On July 30, 2002, Maytag filed a Motion for Leave to File First Amended Complaint adding a claim that the Company failed to pay a promissory note in the amount of $327,478. On January 6, 2003, the Federal Court in the Iowa proceeding granted a summary judgment against the Company in the amount of $359,372, which is accrued and included in notes payable in the September 30, 2003 and December 31, 2002 financial statements and stayed the remainder of Maytag’s claims pending the final resolution of the Texas claims.

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

5)       STOCK BASED COMPENSATION

          The Company accounts for its stock-based compensation plans under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, “Accounting for Stock-Based Compensation” requires companies that elect not to account for stock-based compensation as presecribed by that statement to disclose, among other things, the pro forma effects on operations as if SFAS No. 123 had been adopted. SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” provides for alternative methods of transitioning to SFAS No. 123. It also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148’s amendment of the transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of APB Opinion No. 28 is effective for interim periods beginning after December 15, 2002. The Company will continue to use the intrinsic value method of accounting for stock-based compensation as allowed by SFAS No. 148. No compensation expense for employee stock options is reflected in net income (loss) available to common stockholders as all options granted under the plans had an exercise price equal to the market value of the common stock on the date of the grant.

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information, based on the options held by the Company’s employees, is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net income (loss) available to common stockholders:
As reported	$(628)	$(1,746)	$(3,096)	$(4,910)
Total stock-based compensation expense	(267)	(338)	(801)	(1,014)

Pro forma	$(895)	$(2,084)	$(3,897)	$(5,924)

Net income (loss) available to common stockholders per share:
As reported	$(0.04)	$(0.09)	$(0.17)	$(0.26)
Pro forma	(0.05)	(0.11)	(0.20)	(0.31)

6)       CONTRACTUAL OBLIGATIONS AND COMMITMENTS

          The following chart summarizes all of the Company’s material obligations and commitments to make future payments under contracts such as debt and lease agreements as of September 30, 2003:

(in thousands)	Total	Less Than 1 Year	1-3 Years

Long-term debt	$1,545	$1,545	$-

Operating lease obligations	92	87	5

Total contractual cash obligations	$1,637	$1,632	$5

7)       AUTHORITATIVE PRONOUNCEMENTS

          In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, which disclosures are effective for financial statements issued after December 15, 2002. Adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

          In January 2003, FASB issued FAS Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“FIN No. 46”). FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity, to decide whether to consolidate that entity. The Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

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

RECENT DEVELOPMENTS

          Amendment to Form 10-Q

This amendment to Form 10-Q is made to revise revenue recognition for a sales transaction entered into in March 2003 and to revise recognition of interest expense related to the settlement of a note payable which was completed in the fourth quarter of 2003.

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

Staff Accounting Bulletin (“SAB”) 104 was promulgated in December 2003 to codify and update previously issued guidance for revenue recognition.  In order to recognize revenue for goods purchased on a delayed delivery basis (sometimes referred to as bill and hold basis), SAB 104 requires, among other things, that there be a fixed schedule for delivery of the held goods.  At the time of this transaction, the customer advised us that the delivery schedule would be based on their construction and development schedule, which, in retrospect, was subject to modifications and delays not entirely under the customer’s control.  Since placing and paying for this order, the customer has taken delivery on seven ovens, all of which were delivered during the quarter ended December 31, 2003.  Based on the actual schedule of the ovens delivered to date under this order, current management has concluded that “a fixed schedule for delivery of the goods” may be deemed to not have existed at the date of sale under SAB 104.  Accordingly, we are amending our previously filed quarterly financial statements for each of the quarters in the nine month period ended September 30, 2003 to defer revenue on this transaction until actual delivery of the ovens has occurred.   For the nine months ended September 30, 2003, this revision reduces revenue by $342,500; cost of goods sold by $196,000 and the resultant reduction in margin will increase the operating loss and net loss applicable to common stockholders by $146,000.  The revision also increases loss per common share by $(.01) for the nine months ended September 30, 2003, and will have a corresponding effect on the related balance sheet items of inventory, deferred revenue and accumulated deficit.

As described in Subsequent Events below, we completed a private placement of our preferred stock in October 2003 which provided gross proceeds of $13.1 million for working capital. Concurrent with completing the private placement, we completed the settlement of our note payable to Grand Cheer which was in default. Part of the consideration given in the settlement was a cash payment of $200,000 and we recorded as interest expense in the quarter ending September 30, 2003 a portion of this payment ($186,000). There had been no interest expense recognized on this liability for the first and second quarter of 2003 since such interest was deemed not material. There were also no settlements with other creditors that involved settlement of liabilities at amounts that differed materially from their carrying values.

In making our final assessment of the measurement of the consideration given in the settlement of this liability, we believe that the total consideration associated with the settlement should have recorded as an expense in the fourth quarter of 2003 when the settlement was finalized. Accordingly, we are amending our previously filed quarterly financial statements for the three and nine months ended September 30, 2003 to reduce interest expense by $186,000. This amount will be recognized in the fourth quarter of 2003. This revision also decreases loss per common share by $0.01 for the three and nine months ended September 30, 2003 and will have a corresponding effect on the related balance sheet items of accrued expenses and accumulated deficit.

FORWARD-LOOKING STATEMENTS

          Certain statements in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: new management becoming familiar with the Company’s business; the ability to obtain additional financing necessary to continue operations; the likelihood of incurring future losses; the Company’s significant purchase commitments; the effect of the long manufacturing cycle on cash flow; the uncertainly of the outcome of the legal proceedings with Maytag; the uncertainty of consumer acceptance of new products or technologies that may be offered by the Company; the success of the Company’s marketing strategy; the uncertainty inherent in new product development; potential liability for personal injury or property damage; the need to hire and retain key personnel; relationships with and dependence on third-party equipment manufacturers and suppliers; uncertainties relating to business and economic conditions in markets in which the Company operates; changing technologies and evolving industry standards; regulatory compliance burdens; the highly competitive environment in which Company operates; competition in the markets served by the Company; uncertainties inherent in international manufacturing and sales including foreign currency fluctuations; uncertainty regarding strategic relationships and alliances and the ability to protect the Company’s proprietary information. The words “believe”, “expect”, “anticipate”, “intend”, and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date of the statement was made. The Company undertakes no obligation to update any forward-looking statement.

SUBSEQUENT EVENTS

          On October 28, 2003 the Company completed a private placement of 2,132,650 shares of its new Series D Preferred Stock, par value $1.00 per share (the “Series D Preferred Stock”) to OvenWorks, LLLP (“OvenWorks”) and to certain clients of Sanders Morris Harris Inc. for whom OvenWorks served as nominee. At the time of issuance, the shares of Series D Preferred Stock issued in the private placement were convertible into an aggregate of 42,653,000 shares of the Company’s common stock, which represents approximately 58% of the Company’s total equity on a fully diluted, as converted basis (i.e. assuming that all outstanding options, warrants and other rights for the purchase of common stock shall have been exercised, and all outstanding shares of all series of the Company’s preferred stock, including the Series D Preferred Stock, have been converted into common stock). Gross proceeds to the Company totaled $13,077,964, and will be used to satisfy existing obligations and to fund the Company’s working capital needs, including product development and manufacturing, sales and marketing and other general corporate purposes.

          OvenWorks is a newly formed Georgia limited liability limited partnership of which Oven Management, Inc., a Georgia corporation (“Oven Management”) serves as the general partner. Oven Management is controlled by Richard E. Perlman.

          In connection with the private placement, Jeffrey B. Bogatin and Donald J. Gogel resigned from their board and officer positions with the Company and the Company appointed Mr. Perlman as Chairman of the Board, James K. Price as President and Chief Executive Officer

and James A. Cochran as Chief Financial Officer. In addition to Messrs. Perlman and Price, William A. Shutzer and Raymond H. Welsh were appointed to the Company’s Board of Directors. The Company expects to add additional board members in the near future.

          Shares of the Series D Preferred Stock rank senior to all other classes of stock of the Company as to liquidation, dividends, redemption and other payments or distributions. Holders of Series D Preferred Stock also have redemption rights (to the extent they are unable to convert all or part of their shares to common stock of the Company), preemptive rights, and demand and piggy-back registration rights with respect to their shares. Holders of Series D Preferred Stock are entitled to vote as a class in connection with certain matters, are generally entitled to vote together with the holders of the Company’s common stock on an as converted basis, and are also entitled to elect two-thirds of the members of the Company’s Board of Directors.

          At the time of the private placement, the Company did not have enough shares of its common stock authorized to permit conversion of all of the shares of Series D Preferred Stock. Accordingly, the Series D Preferred Stock may be considered redeemable preferred stock until a formal proxy statement is filed to approve the authorization of additional shares of the Company’s common stock. The shares of Series D Preferred Stock also have beneficial conversion characteristics. Management will measure and record adjustments resulting from the issuance of the Series D Preferred Stock in the fourth quarter of 2003.

          In connection with the private placement, Mr. Bogatin was granted the right to nominate and elect one member of the Company’s Board of Directors, subject to the reasonable approval of the Company’s Board of Directors. Messrs. Bogatin and Gogel agreed to a general 18-month prohibition on the transfer of their shares of capital stock of the Company, and to a right of first refusal in favor of the Company and OvenWorks, subject to a monthly trading allowance based on the average daily trading volume of the Company’s common stock. Messrs. Bogatin and Gogel also have entered into a voting agreement pursuant to which they agreed to vote all their shares of the Company’s common stock in favor of, among other things, any proposal to amend the Company’s Certificate of Incorporation to increase the amount of the Company’s authorized capital stock. Mr. Gogel exercised his right to convert all of his shares of the Company’s Series C Preferred Stock, plus all accrued and unpaid dividends thereon, into 803,565 shares of the Company’s common stock. Messrs. Bogatin and Gogel also have each entered into a non-competition agreement and a release agreement in favor of the Company in consideration for which Messrs. Bogatin and Gogel received an aggregate of 2,433,333 and 366,667 shares of the Company’s common stock, respectively. The non-compete agreements shall be valued at the fair market value of the shares and amortized over the benefit period.

          Prior to the private placement, Messrs. Bogatin and Gogel agreed to the termination of all of their outstanding options to purchase the Company’s common stock. Additionally, the Company agreed to cancel the obligations of Messrs. Bogatin and Gogel to pay the Company $2,000,000 and $100,000, respectively, under certain promissory notes delivered by them to the Company in connection their exercise of stock options in 1999 and 2000. In return, Messrs. Bogatin and Gogel agreed to the cancellation of the 800,000 and 40,000 shares respectively, of the Company’s common stock acquired by them in connection with such option exercises. The termination of these obligations may result in a fourth quarter compensation charge.

GENERAL

          The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

          The Company is engaged primarily in designing, developing and marketing its proprietary rapid cook technologies. The Company’s proprietary rapid cook ovens, which requires no ventilation, employs a combination of high speed forced air and microwave energy to “cook-to-order” a variety of food products at faster speeds and to quality standards comparable, and in many instances superior, to other conventional commercial and residential ovens currently available.

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

          In March 2002, the Company entered into a manufacturing agreement to purchase 5,000 C-3 ovens from Shandong Xiaoya Group Company Limited (“Xiaoya”) totaling approximately $14,000,000 over a 17-month period. In addition, in connection with this manufacturing agreement the Company is required to purchase certain component parts that will be supplied to Xiaoya for use in manufacturing the ovens. In December 2002, this purchase requirement was extended for an additional 12 months to August 2004 and the Company agreed to purchase a minimum of 200 ovens per month. Due to the Company’s cash position, the Company has not purchased any ovens since February 2003. As of September 30, 2003, the Company was behind in its required purchases under the manufacturing agreement and owed Xiaoya $244,000 for units shipped during February 2003. Contemporaneously with the October 2003 private placement, the Company entered into a Settlement, Release Agreement and Third Amendment to its manufacturing agreement with Xiaoya to resolve potential claims and reduce the monthly purchase commitment. Pursuant to this agreement the Company agreed to make a payment of $244,000 in full satisfaction of all amounts then due to Xiaoya. In exchange, Xiaoya agreed to release the Company from any claims Xiaoya may have as of the signing of the agreement and reduce the monthly minimum purchase requirement of C-3 ovens that the Company must make from Xiaoya to 84. On November 12, 2003 the Company made the payment of $244,000 that was owed to Xiaoya.

          The Company has invested heavily in research, prototype development, strategic alliance development and sales and marketing personnel. As a result of these investments, and the limited revenues generated to date from sales of ovens, the Company has incurred substantial operating losses in each year of its operations (including net losses applicable to common stockholders of $3,096,000 and $4,910,000 for the nine months ending September 30, 2003 and 2002, respectively).

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

FOREIGN EXCHANGE

          During the nine month period ending September 30, 2003, approximately 37% of the Company’s revenues were derived from sales outside of the United States. These sales and subsequent accounts receivable, the salaries of employees located outside of the United States and approximately 16% of selling, general and administrative expenses are denominated in foreign currencies, principally British Pounds and Euros. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the US dollar. In addition, trade terms with customers outside of the United States are longer than with customers inside of the United States, which increases the potential of foreign exchange gains or losses. At this time, the Company does not engage in any foreign exchange hedging activities.

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

          Net other income was $36,000 for the quarter ended September 30, 2003, compared to net other expense ($169,000) for the quarter ended September 30, 2002. The decrease of $205,000 principally relates to a reduction in interest expense.

          Charges related to preferred stock dividends were $60,000 for the quarter ended September 30, 2003, and $56,000 for the quarter ended September 30, 2002. Dividends are accrued on the Company’s Series B and Series C Convertible Preferred Stock throughout the year. Dividends are paid semi-annually in either cash or common stock. The payment method is at the Company’s sole discretion. To date, all dividends have been paid in the form of common stock.

          Net loss applicable to common shareholders decreased by $1,118,000 to $628,000 for the quarter ended September 30, 2003, as compared to $1,746,000 for the quarter ended September 30, 2002. The net loss per share decreased to ($0.03) from ($0.09), based on the weighted average number of shares outstanding of 19,419,240 and 19,058,526 for the quarters ended September 30, 2003 and 2002, respectively. The decrease in net loss is principally due to a reduction in selling, general and administrative expenses of $1,599,000.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

          Revenues for the nine months ended September 30, 2003 were $3,368,000, compared to revenues of $5,211,000 for the nine months ended September 30, 2002. The $1,843,000 decrease is primarily attributable to a decrease in the number of C-3 ovens sold during the period. During the first nine months of 2003, the Company sold 426 C-3 ovens as compared to 703 C-3 ovens in the first nine months of 2002. Sales to three customers accounted for approximately 53% (23%, 22% and 8%, respectively) of revenues for the nine months ending September 30, 2003.

          The average sale price of C3 ovens fell from $7,414 per unit during the nine months ended September 30, 2002 to $6,709 per unit for the nine months ended September 30, 2003. The per unit average revenue decline of $705 (approximately 10%) is principally due to the sale of 49 demonstration units during the first quarter of 2003. Excluding the sale of these demonstration units, the average sale price of new units during the period ended September 30, 2003 was $7,265 per unit. The $149 (approximately 2%) decline for the first nine months of 2003 is principally due to the discounted purchase prices to three major customers during the nine month period ended September 30, 2003.

          Cost of goods sold for the nine months ended September 30, 2003 was $1,776,000 compared to $2,828,000 for cost of goods sold for the nine months ended September 30, 2002. The decrease of $1,052,000 is principally due to a decrease in the number of C-3 ovens, parts and consumables sold during the period. In addition, the cost of sales during the nine month period ended September 30, 2002 was reduced due to a one-time cost savings on parts purchased from Maytag resulting in substantially lower cost of sales during the second quarter of 2002. Excluding these one-time effects, the average cost of goods sold of C-3 ovens decreased by approximately 3% for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002. The decline resulted from favorable purchasing of component parts, as well as a lower purchase price negotiated from Xiaoya in 2002, partially offset by higher installation and delivery costs.

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

          Gross profit on product sales (revenues less costs of goods sold) for the nine months ended September 30, 2003 decreased $791,000 to $1,592,000, when compared to gross profit on product sales of $2,383,000 during the nine months ended September 30, 2002. This decrease was principally due to a decrease in the number of unit sales during the nine months ended September 30, 2003.

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

          Net other income was $106,000 for the nine months ended September 30, 2003, compared to other expense of $114,000 for the nine months ended September 30, 2002. The decrease of $220,000 principally relates to reductions in interest expense and interest income on option loan balances.

          Charges related to preferred stock dividends decreased by $12,000 to $179,000 for the nine months ended September 30, 2003, compared to $191,000 for the nine months ended September 30, 2002. The decrease was due to the conversion of the Company’s Series A Convertible Preferred Stock into common shares in March 2002.

          Net loss applicable to common shareholders decreased by $1,814,000 to $3,096,000 for the nine months ended September 30, 2003, as compared to $4,910,000 for the nine months ended September 30, 2002. The net loss per share declined to ($0.16) from ($0.26), based on the weighted average number of shares outstanding of 19,301,645 and 18,851,534 for the nine months ended September 30, 2003 and 2002, respectively. The decrease in net loss is principally due reduced selling, general and administrative expenses during the current nine month period.

LIQUIDITY AND CAPITAL RESOURCES

          The Company’s capital requirements in connection with its product and technology development and marketing efforts have and will continue to be significant. As of September 30, 2003 additional capital was required to conduct normal business operations. Since its inception, the Company has incurred significant operating losses and the losses may continue.

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

          As a result of the working capital raised in the October 2003 private placement, the Company anticipates that its cash on hand, collections of its accounts receivable and cash from anticipated sales of ovens will be sufficient to meet its obligations, resume its normal operations and generate sales in future periods. As a result of negative circumstances related to the Company’s working capital and liquidity in prior periods, the independent certified public accountant’s report on the Company’s financial statements for the year ended December 31, 2002 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.

          The Company has held and will continue to hold inventory due to its long manufacturing cycle. As of September 30, 2003, the Company held $650,000 of finished goods inventory (ovens)(including $196,000 of inventory for one customer who ordered and paid for 50 ovens in March 2003 but requested future shipment), $23,000 of demo inventory (ovens) and $821,000 of parts inventory (used for manufacturing and service). The Company offers demonstration inventory free of charge or at reduced prices to certain potentially large customers, who wish to test and evaluate an oven prior to purchase.

          In March 2002, the Company entered into a manufacturing agreement to purchase 5,000 C-3 ovens from Xiaoya totaling approximately $14,000,000 over a 17-month period. In addition, in connection with this manufacturing agreement the Company is required to purchase certain component parts that will be supplied to Xiaoya for use in manufacturing the ovens. In December 2002, this purchase requirement was extended for an additional 12 months to August 2004 and the Company agreed to purchase a minimum of 200 ovens per month. Due to the Company’s cash position, the Company has not purchased any ovens since February 2003. As of September 30, 2003, the Company was behind in its required purchases under the manufacturing agreement and owed Xiaoya $244,000 for units shipped during February 2003. Contemporaneously with the October 2003 private placement, the Company entered into a Settlement, Release Agreement and Third Amendment to its manufacturing agreement with Xiaoya to resolve potential claims and reduce the monthly purchase commitment. Pursuant to this agreement the Company agreed to make a payment of $244,000 in full satisfaction of all amounts then due to Xiaoya. In exchange, Xiaoya agreed to release the Company from any claims Xiaoya may have as of the signing of the agreement and reduce the monthly minimum purchase requirement of C-3 ovens that the Company must make from Xiaoya to 84. On November 12, 2003 the Company made the payment of $244,000 that was owed to Xiaoya.

          In September 1999, the Company entered into an agreement to upgrade and warranty 262 ovens installed for Whitbread Group PLC (“Whitbread”). The Company received approximately $1,400,000 from Whitbread to complete the upgrade and provide a three-year extended warranty on each of the upgraded ovens. The oven upgrades include design changes that were intended to substantially increase the life and durability of the ovens. These upgrades were completed in February 2000. The $1,400,000 in fees had been used to offset expenses relating to the upgrade and warranty as incurred. During 2000, the Company accrued an additional $985,000 for expenses in excess of payments received from Whitbread, relating to the completion of the upgrade and repairs during the remainder of the warranty period. No additional costs were incurred during the Company’s 2001 fiscal year. In February 2002, the Company and Whitbread entered into an agreement to terminate the upgrade and warranty agreement originally purchased in September 1999. Under the new agreement, the Company was required to pay Whitbread (pound)460,000 (approximately $670,000) plus VAT (value added tax) over a 24-month period. In return, Whitbread would release TurboChef from its obligation to continue its warranty on the 262 upgraded ovens. On signing the agreement, the Company made an initial payment to Whitbread of (pound)50,000 (approximately $72,000) plus VAT and committed to pay (pound)15,000 (approximately $22,000) plus VAT a month for the next 24 months, with a final payment of (pound)50,000 plus VAT due the final month. The Company has not made the November 2002 through October 2003 payments and is currently in default under the agreement. As a result of the default, the estimated warranty liability was recalculated, resulting in an additional estimated warranty liability of $190,000.

          In November 2001, the Company purchased $504,000 of parts and oven inventory from its former strategic alliance partner, Maytag Corporation (“Maytag”). The Company paid $177,000 in cash and issued a promissory note in the amount of $327,000 for the remaining balance of this purchase. The note was payable in installments of $131,000, payable in May 2002, and $196,000, payable in November 2002, plus accrued interest at the prime rate, as published in THE WALL STREET JOURNAL, plus 2%. The Company has not made any payments on the note and is currently in default. As of the date of the default, the interest rate of this note increased to the prime rate, as published in THE WALL STREET JOURNAL, plus 5% (9% as of September 30, 2003). On January 6, 2003, Maytag obtained a summary judgment against the Company in the amount of $359,372, which is included in notes payable. The parties are currently negotiating a settlement of all outstanding issues. There can be no assurance that a settlement will be reached, or that if reached, the settlement will be favorable to the Company.

          In July 2002, the Company issued a non-interest bearing promissory note in the amount of $1,000,000 to Grand Cheer Company Limited (“Grand Cheer”), a principal stockholder of the Company, which was secured by 350 C-3 ovens. The Company agreed to repay the note by making payments of approximately $2,800 per oven within five days of receipt of cash from the sale of the ovens. All of the ovens were sold and cash received but no payment was made to Grand Cheer. The note was due on October 15, 2002. The note also provided that if the Company did not repay the note in full by October 15, 2002, all remaining unvested warrants for the purchase of the Company’s common stock (666,667 warrants) previously issued to Grand Cheer would immediately vest. In connection with the issuance of the note, the Company incurred a non-cash finance charge of $200,000 which was payable by offsetting the exercise price of the 1,000,000 warrants previously issued to Grand Cheer upon its purchase of the Company’s Series B Convertible Preferred Stock. Contemporaneously with the October 2003 private placement, the Company entered into a Settlement and Release Agreement with Grand Cheer to resolve claims relating to the note. In connection therewith, Grand Cheer exercised its rights to convert all of its shares of the Company’s Series B Preferred Stock, plus all accrued and unpaid dividends thereon, into 2,024,986 shares of the Company’s Common Stock, agreed to reduce from 1,000,000 to 800,000 the number of shares of the Company’s common stock issuable upon exercise of Grand Cheer’s warrants and the Company agreed to pay Grand Cheer $1,200,000 in cash from the proceeds of the transaction, and issue to Grand Cheer 652,288 shares of its Common Stock. On November 4, 2003 the Company paid Grand Cheer $1,200,000 to settle its obligations under the note. The fair value of the exchange in excess of the face value of the obligation will be recorded as interest expense in the fourth quarter.

          Cash used in operating activities was $563,000 for the nine months ended September 30, 2003, as compared to cash used in operating activities of $4,970,000 for the nine months ended September 30, 2002. The net loss of $2,917,000, for the nine months ended September 30, 2003, included $154,000 of non-cash charges (depreciation, amortization, non-cash interest and non-cash compensation expenses), as compared to $545,000 for the nine months ended September 30, 2002. Net cash used in operating activities for the nine months ended September 30, 2003 was positively impacted by a decrease in accounts receivable of $1,300,000 and inventory of $336,000, as well as increases in accounts payable of $588,000 and in deferred revenue of $342,000. These operating cash requirements were partially offset by a decrease in accrued expenses of $420,000.

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

          Approximately 20% of the Company’s revenues in the third quarter of 2003 were derived from sales outside of the United States. These sales and subsequent accounts receivable, the salaries of employees located outside of the United States and approximately 16% of selling, general and administrative expenses are denominated in foreign currencies, principally British Pounds and Euros. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the US dollar. In addition, trade terms with customers outside of the United States are longer than with customers inside of the United States, which increases the potential of foreign exchange gains or losses. There is no assurance that the Company will not be subject to foreign exchange losses in the future.

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

          An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarter ended September 30, 2003.

          Based upon that evaluation, the CEO along with the CFO concluded that, as of September 30, 2003, the Company’s disclosure controls and procedures (1) are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended, is recorded, processed and summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Dated:  March 29, 2004