Form 10-K
period 2003-12-31
TURBOCHEF TECHNOLOGIES INC
filed 2004-03-30
CIK 916545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

For Annual and Transition Reports pursuant to Sections 13 or
15(d) of the Securities Exchange Act of 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
to

Commission File Number 000-23478

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
Common Stock, $0.01 Par Value
(Title of Class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Securities and Exchange Act of 1934). Yes ☐ No ☒

Aggregate Market Value of voting stock held by non-affiliates of the Registrant at June 30, 2003: (the last business date of the Registrant’s most recently completed second fiscal quarter) $3,837,407.

          Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at March 22, 2004

Common Stock, $0.01 Par Value	26,190,957

TURBOCHEF TECHNOLOGIES, INC.
TABLE OF CONTENTS

Part I

Forward-looking Statements

          Certain statements in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of TurboChef Technologies, Inc. (“TurboChef” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: new management becoming familiar with the Company’s business and industry; the ability to obtain additional financing necessary to continue operations; the likelihood of incurring future losses; the Company’s significant purchase commitments; the effect of the long manufacturing cycle on cash flow; the uncertainty of the outcome of the arbitration proceeding with Maytag; the uncertainty of consumer acceptance of new products or technologies that may be offered by TurboChef; the dependence on a limited number of customers; the success of the Company’s marketing strategy; the uncertainty inherent in new product development; potential liability for personal injury or property damage; the need to hire and retain key personnel; relationships with and dependence on third-party equipment manufacturers and suppliers; uncertainties relating to business and economic conditions in markets in which TurboChef operates; changing technologies and evolving industry standards; regulatory compliance burdens; the highly competitive environment in which TurboChef operates; competition in the markets served by TurboChef; uncertainties inherent in international manufacturing and sales including foreign currency fluctuations; and uncertainty regarding strategic relationships and alliances and the ability to protect TurboChef’s proprietary information. The words “believe,” “expect,” “anticipate,” “intend,” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date of the statement was made. TurboChef undertakes no obligation to update any forward-looking statement.

Item 1. Business

General

          We are engaged primarily in designing, developing and marketing food service ovens that embody our proprietary rapid cook technologies. Our rapid cook ovens, which require no ventilation, employ a controlled combination of high speed forced air convection heating and microwave energy to “cook-to-order” a variety of food products at faster speeds and to quality standards comparable to, and in many instances superior to, conventional commercial and residential ovens currently available.

          TurboChef Technologies, Inc. was incorporated under the laws of the State of Delaware on April 3, 1991. Our principal executive offices are located at 10500 Metric Drive, Suite 128, Dallas, Texas 75243, and our telephone number is (214) 379-6000.

Our Strategy

          The commercial food service market continues to experience rising real estate costs, increased food product costs, intense competition and a shortage of qualified labor. These factors have forced many commercial food service operators to become more efficient and cost effective in their food preparation. While many operators have initiated cost saving mechanisms in their kitchens, their available options have been somewhat limited. We believe our existing patented technologies and know-how provide food service operators the opportunity to achieve operating cost savings (i.e., energy, ventilation, food waste and labor) while at the same time enabling them to produce quality meals in less time from a smaller, more efficient and less labor intensive kitchen.  Our goal is to be one of the premier developers and providers of rapid cook technologies to the marketplace.  Our principal strategies to meet these objectives are:

          Promote our Rapid Cook Ovens to New Customers.  By expanding our marketing and sales efforts, we intend to increase awareness of our existing rapid cook oven products.  We will leverage the success of early adopters in our marketing efforts and seek opportunities to enlarge our brand awareness.

          Maintain and Develop Successful Manufacturing Relationships.  We will continue to develop a supply chain that utilizes vendors with the best combination of quality and value, and who provide the most efficient manufacturing and assembly support possible.  We strive to build the highest quality products, and we will look for partners with the same goals.

          Stay on the Cutting Edge for Rapid Cook Technologies.  We intend to continue to improve our products and to develop new technologies that can be commercialized in the rapid cook industry, and we will be vigilant to find complementary third-party technology to augment our own for the benefit of our customers.  We expect to continue to seek patent protection for our new contributions to the world of rapid cooking, thereby expanding our already large number of patents in this field.

          Protect our Intellectual Property.  We intend to invest the resources necessary to defend and protect our proprietary and patented technologies.

          We believe that our long-term success is dependent upon the effectiveness of our marketing and sales efforts in demonstrating the versatility of our commercial ovens in providing a solution to food service operators that seek top-line revenue growth. We further believe that acceptance of our cooking technologies in commercial products can be leveraged in the marketing of any future residential products that we may introduce. Our market research has revealed that “time” and “quality” are two of the most important considerations taken into account for food preparation. We believe that our products have proven that they can meet both the time and the quality demand of the commercial food service marketplace. In addition, we believe that our patented cooking technology can be adapted for use in residential ovens.

          The successful implementation of our strategies and business plan, and the success of our business in general, is subject to numerous risks and uncertainties, any one or a combination of which could cause us not to meet our goals and have a material adverse effect on our business. See “Risk Factors” below.

Overview

          Our commercial ovens employ our proprietary cooking technologies to quickly, efficiently and evenly transfer, disperse and control the heat used in the cooking process. In addition, because of our oven’s moisture retention, browning, crisping and toasting capabilities, we believe that the characteristics of most food items cooked in a TurboChef cooking system (including their flavor, texture and appearance) are superior in quality to those achieved using most other cooking methods.

          Our technology offers the following features to our customers, which we believe is a unique combination in the industry:

•	Cooking speeds 5-10 times faster than a conventional oven
•	Quality equal to or higher than a conventional oven
•	Maintains high consistency of cooked product
•	Versatility of cooking platform (bake, broil, grill, air fried, poached and steamed cooking profiles)
•	Vent-less operation
•	Through our Menu in a Minute™ software technology, the menus and cook settings can be easily changed with minimal labor cost

          Through these unique features, the ovens offer food service operators the ability to address many of the fundamental issues confronting the food service industry, namely slow top line revenue growth, weak return on average equity, a shortage of qualified labor and food waste.

          We have been selling the current version of our proprietary commercial ovens since the second quarter of 2000 to various quick service restaurants, convenience stores, hotels and traditional restaurants in the United States, the United Kingdom and other European countries. In addition, through sales of our ovens we have provided cooking solutions to non-traditional operators in the food service business such as stadiums, movie theaters and service stations.

          After a long testing and comprehensive evaluation process, Doctor’s Associates, Inc., the franchisor of the Subway® sandwich restaurant concept, agreed in March 2004 that we would be the exclusive manufacturer to supply rapid cook ovens to all Subway franchise locations.  Subway franchisees operate over 18,000 locations in the United States, Canada and Puerto Rico, and more are added every year.  In addition, we will be the sole supplier of the ovens to Subway’s international locations as well, which currently number approximately 2,000 locations.  We have begun production of the ovens for ultimate distribution to the Subway franchisees in the U.S., Canada and Puerto Rico.  See “Subway Restaurant Relationship” below.

          Our agreement with the Subway chain limits us from selling the same oven to direct competitors of Subway while we are the exclusive supplier and for a period of two years thereafter.  However, if the Subway franchisees  do not purchase a minimum of 20,000 ovens by March 31, 2005, this restriction would expire as of that date. We are otherwise free to sell our ovens to anyone.  See “Sales and Marketing” below.

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

          Newer ovens have begun to incorporate two or more of these conventional sources of energy. For example, some ovens employ microwaves and convection impingement or microwave and halogen light (a form of infra-red radiation). However, we do not believe that these systems provide the speed of cooking or achieve the same quality of cooked food that is achieved by the TurboChef rapid cook ovens.

          Our unique, patented ovens couple rapidly circulating hot air, infrared heating and microwave energy. The close coupling of these three energy sources controlled by a microprocessor enables faster cooking at higher quality levels than is possible by each energy source operating independently. The air is forced down from the top of the oven and at the same time pulled out through a return path that results in a tight air wrap around the food. This air wrap ensures that there is a constant interaction between the heated air and the entire surface area of the food product in the cooking cavity that results in evenly browned food products on the outside and temperature and moisture gradients that enable precisely targeted microwaves to energize water molecules that cook the food on the inside.  The infrared heating also assures proper browning of the food. The microwave energy is introduced from a direction directly opposite that of the direction of the airflow, thus capturing the food between the two opposing energy gradients resulting in faster cooking times and enhanced quality in the food products being cooked.

          The circulated air is recycled though a catalytic converter system that breaks down the fumes and grease by-product resulting from the cooking process. This makes the TurboChef oven a vent-less cooking solution. We have received Underwriter’s Laboratory (UL®) approval to operate our oven as a vent-less oven. We believe that the operational efficiencies of a vent-less solution are an important distinguishing feature of the TurboChef ovens.

Other Products and Services

          We have developed and offer our Menu in a Minute technology (“MIMs”), which when combined with our ovens, offers a system by which a food service operator is able to download menus and cook settings for use by that operator’s entire chain of restaurants through the use of a computer chip card (and in the future an internet connection). This MIMs technology will enable executive chefs of food service chains to program new cooking settings centrally and make changes to their menus with exact precision and very little added cost.

          We also separately offer to our customers fee-based consulting services such as design, concept development and sourcing of food products.

          We currently offer certain consumables related to our ovens, such as ceramic platters, cooking utensils and proprietary oven cleaner. To date, such sales have not been material. We intend to expand these offerings as the base of installed ovens increases. We also offer replacement parts for profit after the expiration of the warranty period.

Sales and Marketing

          We are primarily focused on sales of our products for use by commercial customers in the traditional and non-traditional food service markets. We currently sell our ovens primarily through a direct sales force in North America and through equipment distributors in the United Kingdom and other parts of Europe.  Currently there are nine non-exclusive distributors of our ovens in European countries, including Finland, Sweden, Iceland, Ireland, The Netherlands, Belgium, France, Spain, Greece, Switzerland and Germany.  Our primary sales office is located in Dallas, Texas. In addition, we have a sales office in The Netherlands.

          In addition to our direct sales force, we are seeking to develop multiple distribution channels through the use of third-party distributors, manufacturer’s representatives, agents and wholesale food distributors. We also are considering entering into strategic marketing alliances with third parties who have established relationships or synergies with mutual prospective customers.

          In March 2003, we signed an agreement with an exclusive distributor in the United Kingdom. We intend to expand our relationships with manufacturer’s representatives and equipment dealers and, to expand the direct sales and marketing efforts worldwide. The strategy will target both the non-traditional as well as the traditional food service markets.

          Marketing, sales and advertising costs for each of the three years ended December 31, 2003, 2002 and 2001 totaled $1.5 million, $2.9 million and $2.0 million, respectively.

          Non-Traditional Food Service. The non-traditional food service market is represented by food service operations where food is not the primary source of the operation’s revenue. Our rapid cook ovens offer these customers a cooking platform to support an additional revenue source while requiring little, if any, additional investment in equipment (other than the oven itself), staff or training. Customers in this segment have the opportunity to combine our oven with our MIMs system and tap into our optional consulting services to create a full-service cooked food offering. Our ovens offer speed, quality, and consistency, and they can handle a wide variety of food offerings, allow for the use of minimally skilled, inexpensive labor and offer the potential for vent-less operation. Customers in this market include:

•	Hotels
•	Movie Theaters
•	Airports
•	Stadiums
•	Supermarkets
•	Convenience Stores

          Traditional Food Service. The traditional food service market is represented by food service operations where food is the operation’s primary source of revenue. We believe that while many of the characteristics sought from a rapid cook oven by a customer in the traditional food service business are identical to those in the non-traditional food service business, the needs of a customer in the traditional food service business tend to center more around an existing menu and the cooking platform of the food service operation. Participants in this market include:

•	Quick Service Restaurants
•	Fine Dining

Production and Supply

          The oven contains raw materials such as fabricated stainless steel parts which has experienced some price volatility over the past few years within the range of 5-10%. This volatility subsequently impacts the material cost of the unit by 1% to 3%.

          We have been and will continue to be dependent on third parties for the supply and manufacture of all of our component and electronic parts, including both standard components and specially-designed component parts, such as the printed circuit computer boards and wiring harnesses used in our ovens. We generally do not maintain supply agreements with such third parties, but instead purchase components and electronic parts pursuant to purchase orders in the ordinary course of business.  Many of our parts and components are available off the shelf from a number of different possible vendors.  Specially designed component parts could be produced by suppliers other than those from whom we are currently purchasing, although time delays would be inherent in any change from one component manufacturer to another. We are substantially dependent on the ability of our manufacturers and suppliers to meet our design, performance and quality specifications as well as delivery schedules. Failure by our manufacturers and suppliers to comply with these and other requirements could have a material adverse effect on us and our results of operations.

          We require that our contract manufacturers follow generally accepted industry standard quality control procedures. In addition, we maintain our own quality assurance personnel and testing capabilities to assist our contract manufacturers with their respective quality programs, and we perform routine audits both of manufacturing facilities and finished products to ensure the highest quality and reliability.

          Our manufacturing cycle, which extends from the execution of a purchase order for component parts until the actual shipment of finished product to the customer, generally ranges from sixteen to twenty four weeks.  Final assembly of our ovens is accomplished at third-party facilities both in North America and China.

The Subway® Restaurant Relationship

          On March 5, 2004 we entered into an agreement with Doctor’s Associates, Inc., the franchisor of the Subway® restaurant concept in the U.S.  Under that agreement, TurboChef was named as the sole approved vendor for the Subway franchisees of rapid cook ovens for use in their restaurants.  Sales of ovens resulting from that agreement will represent a material portion of our revenues over the period of the initial rollout to the franchisees.  However, we have no commitment under that agreement as to when purchases of ovens will begin or as to the number of ovens that will be purchased, if any are purchased.  The failure of any purchases to be made under this agreement, a delay or extended period over which purchases are made, or the loss entirely of the opportunity to sell ovens under this agreement would have a material adverse effect on the anticipated revenues of TurboChef or the timing of those revenues.  The loss of this customer could also have a negative impact on the perceived market acceptance of our products.

Research and Development

          We carry out research and development efforts primarily through our employees.  During the years ended December 31, 2003, 2002, and 2001, we expended approximately $900,000, $400,000 and $800,000, respectively, on research and development activities.  We intend to continue to invest in the improvement of the performance of our current commercial ovens, in the further development of our core technologies and in the application of those technologies to new commercial products.

Competition

          The commercial oven equipment market is characterized by intense competition. Our rapid cook ovens compete with conventional cooking systems, such as commercial ovens, grills and fryers, as well as equipment that cooks through the use of conduction, convection, induction, air impingement, infrared, halogen and/or microwave heating methods or combinations thereof, sold by numerous well-established manufacturers and suppliers. In addition, we are aware that others are developing, and in some cases have introduced, commercial ovens based on high-speed heating methods and technologies. Most of our competitors possess substantially greater financial, marketing, personnel and other resources than we do and have established reputations relating to the development, manufacture, marketing and service of cooking equipment. Among our major competitors in the rapid cook segment of the foodservice equipment market are: the commercial foodservice equipment division of Enodis LLP (a United Kingdom company), including, Lincoln Foodservice Products, Inc. and MerryChef; Quadlux, Inc.; Vulcan-Hart Corporation, an independent operating division of Illinois Tool Works, Inc.; Groen, Inc., a subsidiary of Dover Corporation (and one of the DI Foodservice Companies); Amana (a Maytag brand); Fujimak Corporation (a Japanese company); Enersyst Development Center (a technology licensing company); and Duke Manufacturing Company.

          Our principal methods of competing in commercial ovens are through our product performance, warranty and service.  We do not believe there are any competitive products currently being marketed which are functionally equivalent to our cooking system (i.e., products that have the same capabilities to cook a variety of food items to the same high quality standards and speeds).  However, there can be no assurance that other companies with greater financial resources are not or will not develop functionally equivalent competitive products in the near future.

          Although we currently do not have a residential product offering, we have developed a prototype residential oven and continue to consider entering into the residential oven appliance market. There can be no assurance that we will ever enter the residential oven market, or if we do, that we can successfully market a residential oven.  Competition is growing in the emerging residential rapid cook sector. Certain companies have already introduced products, including the General Electric Advantium® and Trivection™ ovens (utilizing microwave and halogen light technology), the Quadlux Flashbake wall oven (utilizing infrared and invisible light technology), the Whirlpool g2microven™ SpeedCook Appliance (utilizing convection, microwave and halogen light technology) and the Amana  Lightwave (utilizing microwave and infrared light technology). In addition, other competitive products are scheduled to be launched in the near future including the GE Rapid Cook Wall Oven (utilizing microwave and other heat transfer technology).

Backlog

          As of December 31, 2003, the amount of backlog orders believed to be firm was approximately $100,000, as compared to approximately $200,000 as of December 31, 2002. The December 2002 backlog was filled during the first quarter of 2003. As of March 1, 2004 the amount of backlog orders believed to be firm was approximately $200,000, as compared to approximately $100,000 as of March 14, 2003. The backlog, as of March 1, 2004, is expected to be filled by year end.

Regulation and Accreditation

          We are subject to regulations administered by various federal, state, local and international authorities, such as the United States Food and Drug Administration, the Federal Communication Commission, the European Community Council and the Japanese Government’s Ministry of International

Trade (MITI) (including those regulations limiting radiated emissions from our cooking system products), which impose significant compliance burdens on us. Failure to comply with these regulatory requirements may subject us to civil and criminal sanctions and penalties. While we believe that our products are in compliance with all material applicable laws and regulations regulating such products, there can be no assurance of such compliance. We test the ovens, from time to time, in order to confirm continued compliance with applicable regulatory requirements. Management believes that compliance with these laws and regulations will not require substantial capital expenditures or have a material adverse effect on our future operations.

          New legislation and regulations, as well as revisions to existing laws and regulations (at the federal, state and local levels, in the United States and/or in foreign markets) affecting the foodservice equipment and residential appliance industries may be proposed in the future. Such proposals could affect our operations, result in material capital expenditures, affect the marketability of our existing products and technologies and/or could limit or create opportunities for us with respect to modifications of our existing products or with respect to our new or proposed products or technologies. In addition, an expanded level of operations by us in the future could require us to modify or alter our methods of operation at costs which could be substantial and could subject us to increased regulation, and expansion of our operations into additional foreign markets may require us to comply with additional regulatory requirements.

          We have received certification under the Underwriter’s Laboratory accreditation standards (UL®) relating to product safety and under the National Sanitation Federation accreditation standards regarding sanitation and the ability of our ovens to be cleaned. These agencies have established certain standards for a variety of categorized products and can be engaged to inspect a manufacturer’s products for compliance with the applicable standards. Certification by each agency authorizes the marking of any such product with the agency’s labels, which indicates that the product is approved by the agency for such use. Such certifications, which require periodic renewal, only represent compliance with established standards and are not legally required. However, failure by us to comply with these accreditation standards in the future could have a material adverse effect on our marketing efforts. In addition, we have met the requirements necessary to apply the “CE” mark (which indicates compliance with the European Community Council directive relating to electromagnetic compatibility and low voltage) to our model C-3 TurboChef cooking systems. Our Tornado brand oven will also go through the CE accreditation process this year.  As an equipment manufacturer, we are allowed to “self-certify” compliance with this directive and we have had an independent third party, TÜV America, a leading technical service company, attest to the results. We are required by law to meet this European Community Council directive in order to apply the “CE” mark and thereby sell our cooking systems in the European Union.

Warranty and Service

          We generally offer purchasers a one-year limited warranty covering our oven’s workmanship and materials, during which period we or our authorized service representative will make repairs and replace parts which become defective due to normal use. Component parts furnished to us by our suppliers and manufacturers are generally covered by a one-year limited warranty, and contract manufacturers furnish a limited warranty for any of their manufacturing or assembly defects. There can be no assurance that future warranty expenses incurred on the one-year warranty will not have a material adverse effect upon us.

          In those areas where our ovens are located, we have established relationships with independent factory authorized service representatives who provide installation and/or repair services and carry a parts inventory. We expect our distributors to establish parts and service capabilities in the markets in which they sell our licensed products.

Patents and Proprietary Rights

          We hold patents that cover certain fundamental aspects of our rapid cook technologies. We have issued patents and pending patent applications in at least seven countries (including the United States,

Japan and various countries of the European Union). Our currently issued United States patents will expire at various dates between 2011 and 2020. We believe that our patents and patent applications provide us with a competitive advantage and that patent protection is important to our business. There can be no assurance as to the breadth or degree of protection which existing or future patents, if any, may afford us, or that any patent applications will result in issued patents, or that our patent rights will be upheld if challenged, or that competitors will not develop similar or superior methods or products outside the protection of any patents issued to us.

          There is rapid technological development in our markets. Although we believe that our technologies have been independently developed and do not infringe the patents or intellectual property rights of others, should aspects of the technology or design of our products be determined to infringe patents, either existing or which may be issued in the future, then we may be required to modify our designs or obtain a license. No assurance can be given that we will be able to do so in a timely manner or upon acceptable terms and conditions; and the failure to do either of the foregoing could have a material adverse effect upon our business.

          We believe that product and brand name recognition is an important competitive factor in the food service equipment industry. Accordingly, we promote the TurboChef® and Tornado™ names in connection with our marketing activities. We hold registrations of our trademark TurboChef in the United States, the United Kingdom, and the Republic of Ireland. In certain countries in Europe, we license the TurboChef name from a third party.

          We also rely on trade secrets and proprietary know-how outside of published patents and typically enter into confidentiality agreements with our employees and suppliers and manufacturers, as appropriate, to protect the concepts, ideas and documentation relating to our proprietary technologies. However, such methods may not afford us complete protection. There can be no assurance that others will not independently obtain access to our trade secrets and know-how or independently develop products or technologies similar to ours. Because we believe our proprietary technologies are important to our business, our inability to preclude public access to our trade secrets and know-how could have a material adverse effect on our business.

Employees

          As of March 15, 2004 we employed 34 persons, of which 33 are full-time employees, including 3 executive officers and 6 senior managers. Of our employees, 9 are engaged in technological support and development, 12 in administration, and 13 in sales, marketing, and customer service. None of our employees are represented by labor unions. We consider relations with our employees to be good.

Item 2. Properties

          We own no real estate. We lease approximately 20,000 square feet of space at 10500 Metric Drive, Dallas, Texas, which we use for executive offices, technology development, limited assembly and other purposes, under a lease agreement, which expires on January 31, 2005. The annual base rental expense on this property is $193,000.   We closed our New York offices in 2003, but we leased new office space in New York in 2004.  We have recently entered into a lease for executive offices in Atlanta, Georgia, where our headquarters will be located.  The Atlanta lease includes approximately 7,000 square feet, and the lease runs until 2009.  Annual base rental in Atlanta is approximately $140,000.

          We believe that our facilities are generally well maintained, in good operating condition and adequate for our current needs.

Item 3. Legal Proceedings

          TurboChef filed for arbitration against Maytag Corporation (“Maytag”) in Dallas, Texas, on February 2, 2001, in connection with a series of contracts for research, development and commercialization of certain technology through a joint, strategic relationship.  TurboChef claims damages in excess of $300 million for various contractual breaches, fraud, breach of the duty of good faith and fair dealing, bad faith, punitive damages and attorney fees, and it seeks an injunction requiring Maytag to return all rights in intellectual property owned by TurboChef under the parties’ agreements.  In July 2002, in response to an Iowa court proceeding brought by Maytag which is discussed below, we filed an amended arbitration claim removing two of our pending claims from the Texas arbitration. Those claims have been filed in the Boston arbitration discussed below. Maytag has made certain counterclaims against us in the Texas arbitration and is seeking in excess of $35 million in damages under its counterclaims.

          We believe that Maytag’s Texas claims are without merit, and we intend to vigorously defend against Maytag’s allegations.

          In May 2002, Maytag filed a complaint in Iowa federal court seeking, among other things, to require that two of our claims originally filed and pending in the Texas arbitration be decided only in a separate arbitration proceeding in Boston, Massachusetts. Maytag’s complaint in the Iowa proceeding also alleges that we publicized false and misleading statements about Maytag’s use of our intellectual property in its residential appliances in a January 2002 press release and in certain other unidentified statements. Based upon this allegation, Maytag asserts claims that we caused false advertising with respect to Maytag’s goods and services, that we have intentionally interfered with Maytag’s prospective business, that we have defamed Maytag and that we have unfairly competed with Maytag. Unlike Maytag’s counterclaims in the Texas arbitration proceeding, its complaint in the Iowa proceeding does not specify the dollar amount of damages sought. In July 2002, we filed a motion to dismiss the Maytag complaint or, in the alternative, stay the Iowa proceeding pending resolution of the Texas arbitration. On July 30, 2002, Maytag filed a Motion for Leave to File First Amended Complaint adding a claim that TurboChef failed to pay a promissory note in the amount of $327,478. On January 6, 2003, the Federal Court in the Iowa proceeding granted a summary judgment against TurboChef in the amount of $359,372, which is accrued and included in notes payable on the balance sheet at December 31, 2003 and stayed the remainder of Maytag’s claims pending the final resolution of the Texas claims.  In March 2004, we tendered full payment of the amount of the summary judgment.

          Maytag has also initiated arbitration in Boston, claiming damages in the amount in excess of $1.3 million for failure to pay for ovens. TurboChef has filed its counterclaim alleging that Maytag breached its warranty and committed fraud and that TurboChef has been damaged in an amount in excess of $1.5 million.

          The parties had since January 2003 agreed to stay the proceedings in Dallas and Boston pending the outcome of settlement negotiations.  In March 2004 we notified Maytag that we believed negotiations had not produced an acceptable offer of settlement and we would, therefore, proceed with arbitration. The outcome of any litigation is uncertain, and an unfavorable outcome could have a material adverse effect on our operating results and future operations. Since the outcomes of the arbitration proceedings are uncertain, no adjustments have been made to the financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

          On December 2, 2003, the Company secured the written consent of the holder of 1,917,650 shares of its Series D Convertible Preferred Stock, constituting a majority of the outstanding shares of that series and all of the shares the vote of which is necessary for adoption of this action, to approve an increase in the size of the Company’s Board of Directors from six members to seven members.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

          The Company’s common stock traded on the over-the counter market through the NASDAQ National Market under the symbol “TRBO” from March 1, 1999 until July 11, 2001. From July 12, 2001 until March 11, 2003 the Company’s common stock was listed on the NASDAQ Small Cap Market.  On April 22, 2003 the Company’s common stock was delisted from NASDAQ and began trading on the OTC Bulletin Board under the symbol “TRBO.OB”. The following table sets forth the high and low bid quotations for the common stock for the periods indicated as reported by NASDAQ or posted on the OTC Bulletin Board. The per share quotations represent inter-dealer prices without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	Per Share Price

Period	High	Low

Fiscal Year 2003
First Quarter	$0.94	$0.36
Second Quarter	$0.60	$0.25
Third Quarter	$1.05	$0.20
Fourth Quarter	$3.69	$0.86

Fiscal Year 2002
First Quarter	$4.32	$2.40
Second Quarter	$2.93	$1.55
Third Quarter	$2.78	$0.47
Fourth Quarter	$1.28	$0.29

          As of March 22, 2004, there were 154 stockholders of record of the Company’s common stock.

Dividends

          We have not paid cash dividends on our common stock since our organization, and we do not expect to pay any cash dividends on the common stock in the foreseeable future. Rather, we intend to use all available funds for our operations and planned expansion of its business. The payment of any future cash dividends is at the discretion of our Board of Directors and will depend on future earnings, capital requirements, our financial condition and other factors deemed relevant by the Board of Directors.

Equity Compensation Plan Table

          See Item 12 in Part III.

Sales of Securities

          On September 1, 2003, the Company transferred 100,000 shares of our Common Stock to an officer of the Company for services in connection with his hiring.  We believe the individual was an executive officer of the Company and therefore an “accredited investor” within the meaning of Rule 501 promulgated under the Securities Act of 1933 (the “Act”).

          On October 28, 2003, the Company sold 2,132,650 shares of its Series D Preferred Stock to OvenWorks, LLLP and other investors for approximately $13,080,000.  Each share of Series D Preferred Stock is convertible into twenty shares of Common Stock (subject to adjustment) at any time that there are sufficient authorized shares available.  Alternatively, Series D holders have redemption rights after December 31, 2004 if they are unable to convert all or part of the shares into common stock.  OvenWorks, LLLP and individual investors for which it acted as nominee in the transaction have represented that they are accredited investors.

          On October 29, 2003, the Company issued 2,433,333 and 366,667 shares of Common Stock, respectively, to Messrs. J. Bogatin and D. Gogel, in consideration for their non-competition and release agreements given in connection with their resignations from the Board of Directors and officer positions with the Company.

          On October 29, 2003, the Company issued 652,288 shares of Common Stock to Grand Cheer Company Limited in connection with settlement of a note payable by the Company to Grand Cheer and a release agreement given in connection therewith.

          On November 1, 2003, the Company issued 35,000 shares of Common Stock to William Blair & Company in consideration of that firm’s agreement to provide financial advisory services to the Company.

          On March 10, 2004, the Company issued an aggregate of 312,500 shares of Common Stock pursuant to the exercise of warrants.  The shares were issued to two family trusts, the trustee of each of which is Shirley Silver.  The purchase price of the shares was $312,500.

          We believe our offering and sale of the shares in each transaction described above is exempt from registration under Section 4(2) of the 1933 Securities Act (the “Act”).  The certificates representing the securities issued contain a legend to the effect that such securities were not registered under the Act and may not be transferred except pursuant to an effective registration statement or pursuant to an exemption from such registration requirement.

Item 6. Selected Financial Data

          The following selected financial data as of December 31, 2003 and 2002, and for each of the fiscal years ended December 31, 2003, 2002 and 2001 has been derived from the Company’s audited financial statements, and should be read in conjunction with those statements, which are included in this Form 10-K. The following selected financial data as of December 31, 2001, 2000 and 1999, and for each of the fiscal years ended December 31, 2000 and 1999, has been derived from the Company’s audited financial statements, and should be read in conjunction with those statements, which are not included in this Form 10-K. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto which are included elsewhere in this Form 10-K.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(Amounts in Thousands, Except Share and Per Share Data)
Statements of Operations Data:
Revenues	$4,340	$7,996	$3,230	$7,846	$7,063

Operating loss	$(13,003)	$(5,613)	$(6,026)	$(7,674)	$(8,005)

Net loss	$(14,091)	$(5,584)	$(6,031)	$(3,732)	$(8,779)

Per share data

Net loss per share applicable to common stockholders—basic and diluted	$(1.32)	$(0.31)	$(0.41)	$(0.24)	$(0.59)

Weighted Average Number of Shares Outstanding	20,392,724	18,903,708	16,206,808	15,602,211	14,983,486

Balance Sheet Data:
Working capital (deficit)	$6,970	$(467)	$4,485	$846	$14,484

Total assets	$11,431	$5,387	$8,672	$5,722	$21,069

Total liabilities, including mezzanine equity	$16,808	$5,546	$3,645	$4,054	$11,218

Accumulated deficit	$(60,598)	$(46,312)	$(40,458)	$(33,742)	$(30,010)

Total stockholders’ equity (deficit)	$(5,377)	$(159)	$5,027	$1,668	$9,851

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the “Selected Financial Data” and the financial statements and notes thereto contained elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report.

Overview

          The Company is engaged primarily in designing, developing and marketing food service ovens that embody our proprietary rapid cook technologies. TurboChef’s proprietary rapid cook ovens, which require no ventilation, employ a combination of high speed forced air and microwave energy to “cook-to-order” a variety of food products at faster speeds and to quality standards comparable, and in many instances superior to, other conventional commercial and residential ovens currently available.

          The Company launched the current version of its proprietary commercial oven in the second quarter of 2000. To date, TurboChef has provided cooking solutions to various quick service restaurants, convenience stores, hotels and traditional restaurants in the United States, the United Kingdom and Europe. In addition, the Company has provided cooking solutions to non-traditional operators in the food service business such as stadiums, movie theatres and service stations.

          After a long testing and comprehensive evaluation process, Doctor’s Associates, Inc., the franchisor of the Subway® sandwich restaurant concept, agreed in March 2004 that we would be the exclusive manufacturer to supply rapid cook ovens to all Subway franchise locations.  Subway franchisees operate over 18,000 locations in the United States, Canada and Puerto Rico, and more are added every year.  In addition, we will be the sole supplier of the ovens to Subway’s international locations as well, which currently number approximately 2,000 locations.  We have begun production of the ovens for ultimate distribution to the Subway franchisees in the U.S., Canada and Puerto Rico.

          As of March 1, 2004, there are approximately 1,300 ovens operating in the United States, Canada and Puerto Rico and approximately 1,300 ovens operating in the United Kingdom and Europe.

          The Company currently sells its rapid cook ovens primarily through a direct sales force in North America, and through equipment distributors in Europe and the United Kingdom. Currently there are nine non-exclusive distributors of our proprietary commercial ovens in European countries including: Finland, Sweden, Iceland, Ireland, The Netherlands, Belgium, France, Spain, Greece, Switzerland and Germany. In March 2003, the Company signed a one-year agreement with an exclusive distributor in the United Kingdom. Until May 2001, the Company’s ovens were marketed in the United States through Maytag and its subsidiary, Blodgett, pursuant to the terms of a series of agreements in which the Company granted them the exclusive right to sell its ovens in North America. Under the agreements the Company retained the right to sell directly outside of North America, with the exception of selling to U.S. based customers overseas. In the first quarter of 2001, the Company and Maytag entered into arbitration with respect to certain disputes under the agreements which arbitration is pending. (See Item 3: Legal Proceedings). In May 2001, the Company regained from Maytag and Blodgett the right to sell its oven products directly in the United States and began building its own sales force to make direct oven sales. The Company’s primary sales office is located in Dallas, Texas. In addition, the Company has a sales office in the Netherlands.

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

          In the second quarter of 2000, TurboChef entered into an agreement granting exclusive manufacturing rights for the current version of our commercial oven to Xiaoya, a contract manufacturer located in China. In March 2002, TurboChef signed a new agreement to purchase 5,000 ovens from Xiaoya by August 2003. In December 2002, this purchase requirement was extended for an additional 12 months to August 2004 and the Company agreed to purchase a minimum of 200 ovens per month. We were unable in 2003 to satisfy the minimum purchase requirements and were, therefore, in breach of our agreement.  In conjunction with the October 2003 private placement described below, we paid all outstanding amounts due Xiaoya and Xiaoya agreed to resolution of any claims which might have arisen under the agreement and reduced the minimum purchase commitment to a level more in keeping with near-term sales expectations.

October 2003 Private Placement

          On October 28, 2003 we completed a private placement of 2,132,650 shares of our new Series D Convertible Preferred Stock, par value $1.00 per share (the “Series D Preferred Stock”) to OvenWorks, LLLP (“OvenWorks”) and to certain other investors for whom OvenWorks served as nominee.  At the time of issuance, the shares of Series D Preferred Stock issued in the private placement were convertible into an aggregate of 42,653,000 shares of our common stock, representing approximately 58% of our total equity on a fully diluted, as converted basis (i.e. assuming that all outstanding options, warrants and other rights for the purchase of our common stock were exercised, and all outstanding shares of all series of the our preferred stock, including the Series D Preferred Stock, were converted into common stock). Net proceeds of the private placement were $12.6 million, which have and will be used to satisfy existing obligations and to fund working capital needs, including product development and manufacturing, sales and marketing and other general corporate purposes.

Cash Flow and Liquidity

          The Company has invested heavily in research, prototype development, strategic alliance development and sales and marketing personnel. As a result of these investments, and the limited revenues generated to date from sales of ovens, the Company has incurred substantial operating losses in each year of its operations (including net losses available to common stockholders of $26.9 million, $5.9 million and $6.7 million for the years ended December 31, 2003, 2002 and 2001, respectively), resulting in an accumulated deficit of $60.6 million as of December 31, 2003.

          Management believes that the working capital provided by the October 2003 private placement coupled with the significant positive cash flow potential of the Subway restaurant relationship (assuming such potential is realized) should provide us the resources to conduct normal operations and grow our business. If the cash flow from the Subway restaurant relationship is less than expected, or its timing gets delayed, our ability to implement our business plan would be adversely and materially affected, and we may not have sufficient working capital to conduct normal operations and grow our business.

Application of Critical Accounting Policies

          Generally accepted accounting principles are complex and require management to apply judgment to various accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical.

          For a complete discussion of our significant accounting policies, see the footnotes to the Financial Statements included in this annual report and discussion throughout this document. Below is a discussion of our critical accounting policies. These policies are critical because they are important to the portrayal of our financial condition and/or are dependent on subjective or complex judgments, assumptions and estimates. If actual results differ significantly from management’s estimates and projections, there could be a significant impact on the financial statements. The impact of changes in key assumptions may not be linear. Management has reviewed the application of these policies with the Audit Committee of the Board of Directors.

          Revenue Recognition  -  Revenue is recognized when title and risk of loss are transferred to the customer, substantially all obligations relating to a sale are completed, prices are fixed or determinable and collection of the related receivable is reasonably assured. If the terms of a sale require installation, the revenue cycle is substantially complete after installation has occurred; therefore, revenue is recognized upon installation. For sales where the customer has assumed the installation responsibility and sales to designated agents, substantially all obligations are completed at the time of shipment to the customer or the customer’s designated agent. Revenue for sales of replacement parts, ceramic platters, cooking utensils and proprietary oven cleaner is recognized upon shipment to the customer.

          We provide for returns on product sales based on historical experience and adjust such reserves as considered necessary. To date, there have been no significant sales returns.

          Product Warranty - The Company’s ovens are under warranty against defects in material and workmanship for a period of one year from the date of installation. Anticipated future warranty costs are estimated, based upon historical expenses, and are recorded in the period cooking systems are sold. Periodically, the Company’s warranty reserve is reviewed to determine if the reserve is sufficient to cover the repair costs associated with the remaining ovens under warranty. At this time, the Company believes that, based upon historical data over the last 24 months, the current warranty reserve is sufficient to cover the associated costs. If warranty costs trend higher, the Company would need to record a higher initial reserve as well as reserve the estimated amounts necessary to cover all ovens remaining under warranty. For example, if the costs of actual product warranty are 10% higher than we expect, our provision for warranties and net loss would be approximately $20,000 higher. Any such additional reserves would be charged to cost of goods sold and could have a material effect on the Company’s financial statements.

          Stock-Based Compensation and Other Equity Instruments  -  We follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended. Accordingly, we have not recorded stock-based compensation expense for stock options issued to employees in fixed amounts with exercise prices at least equal to the fair value of the underlying common stock on the date of grant. In the notes to our financial statements we provide pro forma disclosures in accordance with SFAS No. 123 and related pronouncements.

          We account for transactions in which services are received in exchange for equity instruments issued based on the fair value of such services received from non-employees or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. We account for transactions in which we issue convertible securities in accordance with EITF Issues No 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and No. 00-27,  Application of Issue No. 98-5 to Certain Convertible Instruments and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The two factors which most affect charges or credits to operations related to stock-based compensation are the fair value of the underlying equity instruments and the volatility of such fair value. We believe our prior and current estimates of these factors have been reasonable.

          Foreign Exchange   -   During 2003, approximately 37% of the Company’s revenues were derived from sales outside of the United States. These sales and subsequent accounts receivable, the salaries of employees located outside of the United States and approximately 12% of selling, general and administrative expenses are denominated in foreign currencies, principally British Pounds and Euros. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the US dollar. In addition, trade terms with customers outside of the United States generally are longer than with customers inside of the United States, which increases the potential of foreign exchange gains or losses. At this time, the Company does not engage in any foreign exchange hedging activities.

          Deferred Taxes   -   In preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities. In addition, as of December 31, 2003, we had net operating loss carryforwards (“NOLs”) of $50.1 million, of which approximately $42.6 million are subject to annual limitations resulting from the change in control provisions in Section 382 of the Internal Revenue Service Code.  These NOLs begin to expire in 2009.  A valuation allowance is recorded to reduce deferred taxes to the amount that is more likely than not to be realized. Based on our history of losses, we have recorded a valuation allowance as of December 31, 2003, equal to the full amount of our net deferred tax assets including those related to our NOLs. Future profitable operations would permit recognition of these net deferred tax assets, which would have the effect of reducing our income tax expense. Future operations could demonstrate a return to profitability sufficient to warrant a reversal of the valuation allowance which would positively impact our financial statements.

          Commitments and Contingencies   -   We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, Accounting for Contingencies, and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on facts and circumstances and in some instances based in part on the advice of outside legal counsel.

Results of Operations for the Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

          Revenues for the year ended December 31, 2003 were $4.3 million, compared to revenues of $8.0 million for the year ended December 31, 2002. This decrease is primarily attributable to a 48% decrease in the unit sales of ovens during fiscal 2003. This decline in unit sales is reflective of our cash and liquidity position for much of 2003 which led to a significant curtailment of operations. The average selling price per unit increased approximately 1% from the previous period. This slight increase in the average selling price of ovens is due in large part to moderation of the number of units sold to Subway franchisees during 2003.  Subway franchisees benefited from a favorable price as part of a major order initiated in 2002 and sales to Subway franchisees represented 45% of sales in 2002 compared to 22% of sales in 2003. Subway purchased these ovens as part of a market test of certain new product initiatives and in March 2004 we were selected by Subway as its exclusive provider of rapid cook ovens to its more than 20,000 locations worldwide. The preliminary roll-out schedule calls for delivery of units to franchisees to start in the second quarter of 2004 and be completed in the first quarter of 2005. Terms of our agreement with Subway provide them favorable pricing which will decrease our average unit sales price.

          Cost of sales for the year ended December 31, 2003 were $2.3 million, a decrease of $2.4 million compared to $4.7 million for cost of sales for the year ended December 31, 2002. The decrease is principally due to the 48% decrease in the number of ovens sold during the year. The average unit cost per oven decreased approximately 5% percent in 2003. The decline resulted from favorable purchasing of component parts coupled with a slight shift in mix between ovens sold in the US versus Europe where the ovens are slightly more costly to produce. Cost of goods sold for 2002 also included a $190,000 increase in the warranty reserve for Whitbread Group PLC (“Whitbread”) due to the Company’s default on an agreement dated February 2002, between Whitbread and TurboChef to terminate an extended warranty originally purchased in September 1999 (see Liquidity and Capital Resources).

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

          Gross profit on product sales for the year ended December 31, 2003 decreased $1.2 million to $2.1 million, when compared to gross profit on product sales of $3.3 million during the year ended December 31, 2002. This decrease is due primarily to the significant decrease in the number of ovens sold during the year ended December 31, 2003, partially offset by an increase in the average margin per unit.

          Research and development expenses for the year ended December 31, 2003 increased $484,000 to $897,000, as compared to $413,000 for the year ended December 31, 2002. The increase in research and development expense principally relates to an increase in payroll and related expenses of $312,000, an increase of $133,000 related to the development of the next generation oven prototypes and an increase in freight charges of $30,000.

          Selling, general and administrative expenses for the year ended December 31, 2003 decreased $2.0 million to $6.5 million from comparable expenses of $8.5 million for the year ended December 31, 2002. This decrease is due primarily to a decrease in sales and marketing related expenses of $1.4 million, including decreased payroll of $668,000, travel of $472,000, trade shows of $197,000 and advertising expenses of $30,000. In addition, general and administrative expenses decreased by $629,000 net, including decreased payroll expenses of $331,000 and lower occupancy costs of $387,000, reductions in consulting services of $309,000, a $266,000 decrease in depreciation and amortization charges, and decreases in insurance expense, printing and other administrative expenses aggregating approximately $238,000. These decreases were partially offset by an increase in compensation expense for stock and option awards of $208,000 and a charge of $735,000 recorded in the fourth quarter of 2003, to provide for the potential uncollectibility of a receivable from Maytag which is part of our pending litigation.  The reductions in selling, general and administrative expenses were due principally to concerted efforts to reduce expenses in light of our cash and liquidity position through much of 2003. These efforts included reductions in staff and closure of the offices in New York and the United Kingdom.

          Concurrent with the private placement of our Series D Preferred Stock in October 2003 and the election of new officers and board members, we terminated four former officers and/or directors. In this regard, we entered into various settlement and release and severance agreements with these individuals under which cash was given, common stock and/or options were issued and/or previously issued equity instruments were modified. In connection with this, we recorded $7.6 million in compensation charges. Of this amount, $200,000 represents cash severance and the balance is related to estimated fair value computations applied to equity instruments received and/or modified.

          Net other (expense) income was ($1.1) million for the year ended December 31, 2003, compared to $29,000 for the year ended December 31, 2002. The increase in other expense was principally due to $1.1 million in interest expense and debt extinguishment costs related to a settlement reached with Grand Cheer Company Limited, holder of the Company’s note payable (see Note 9 to the Financial Statements) and $100,000 in foreign exchange losses for 2003 as compared to ($226,000) and $108,000, respectively for these items in 2002. Interest expense in 2002 included a non-cash financing charge of $200,000 associated with the loan from Grand Cheer.

          Charges related to preferred stock dividends decreased by $75,000 for the year ended December 31, 2003, as compared to the year ended December 31, 2002. This was due to the conversion of the Company’s Series B and C Preferred Stock into common stock in October 2003.

          During 2003, the Company incurred a one-time, non-cash charge of $12.6 million to record a deemed dividend in recognition of the beneficial conversion feature intrinsic in the terms of conversion of its Series D Preferred Stock. These securities are immediately convertible into common stock at the option of the holders without additional consideration and the fair value of the underlying common stock into which they are convertible exceeds the total proceeds from the Series D Preferred Stock issuance.

          Net loss applicable to common stockholders increased by $21.0 million to $26.9 million for the year ended December 31, 2003, as compared to $5.9 million for the year ended December 31, 2002. The net loss per share increased to $1.32 from $0.31 a share, based on the weighted average number of shares outstanding of 20,392,724 and 18,903,708 for the years ended December 31, 2003 and 2002, respectively. The increase in the net loss is principally due to the beneficial conversion feature of the Series D Preferred Stock, the compensation and severance related to termination of former officers and directors, together with the decrease in oven sales during 2003. The decrease in margin from oven sales was offset by a decrease in selling, general and administrative costs.

Results of Operations for the Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

          Revenues for the year ended December 31, 2002 were $8.0 million, compared to revenues of $3.2 million for the year ended December 31, 2001. This increase is primarily attributable to the increase in the unit sales of ovens during fiscal 2002. For the year ended December 31, 2002, unit sales of ovens increased 149% over the year ended December 31, 2001. The average unit sales price declined by approximately 3% from the previous period. The decline in the average selling price of ovens is due largely to a favorable sales price offered to Subway franchisees, in connection with a significant purchase during 2002. This customer represented approximately 45% of oven sales revenues in 2002. These ovens were purchased as part of a market test of certain new product initiatives. We sold additional units under this program in 2003 and in March 2004 announced that we were selected by Subway as its exclusive provider of rapid cook ovens.

          Cost of sales for the year ended December 31, 2002 were $4.7 million, an increase of $3.1 million compared to $1.6 million for the year ended December 31, 2001. The increase is principally due to an increase in the number of ovens sold during the year and a $190,000 increase in the warranty reserve associated with a three-year upgrade and service agreement with Whitbread covering the Company’s earlier generation commercial ovens . The average cost of sales of ovens declined approximately 3% percent in 2002. The decline resulted from favorable purchasing of component parts, as well as a lower purchase price negotiated from our third party manufacturer during 2002, partially offset by higher installation and delivery costs. The increase in the warranty reserve for Whitbread is due to the Company’s having defaulted on an agreement dated February 2002, between Whitbread and TurboChef to terminate an extended warranty originally purchased in September 1999.

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

          Gross profit on product sales for the year ended December 31, 2002 increased $1.7 million to $3.3 million, when compared to gross profit on product sales of $1.6 million for the year ended December 31, 2001. This increase is due primarily to the increase in the number of ovens sold during the year ended December 31, 2002, partially offset by an increase in the warranty reserve associated with our default under the Whitbread agreement.

          Research and development expenses for the year ended December 31, 2002 decreased $361,000 to $413,000, compared to $774,000 for the year ended December 31, 2001. The decrease in research and development expense principally relates to a reduction in payroll and related expenses of $241,000, a reduction in depreciation and amortization of equipment of $46,000 and a reduction of $58,000 related to the development of next generation oven prototypes.

          Selling, general and administrative expenses for the year ended December 31, 2002 increased $1.6 million to $8.5 million from comparable expenses of $6.9 million for the year ended December 31, 2001. This increase is due primarily to an increase in sales and marketing related expenses of $875,000, including increased payroll totaling $485,000, travel of $431,000 and advertising expenses totaling $25,000. In addition, general and administrative expenses increased $652,000, principally relating to increase in legal costs of $278,000 (predominantly related to the Maytag litigation—See Item 3: Legal Proceedings), a $178,000 increase in manufacturing support costs, a $125,000 increase in regulatory and accounting costs associated with managing a public company, a $100,000 general increase in the Company’s bad debt reserve, a $52,000 increase in occupancy expenses and a $46,000 increase in depreciation and amortization charges. These increases were partially offset by reductions in corporate insurance costs and payroll of $131,000 and $103,000, respectively.

          Net other income (expense) was $29,000 for the year ended December 31, 2002, compared to ($5,000) for the year ended December 31, 2001. The increase in other income was principally due to a $100,000 increase in foreign exchange gains. This was partially offset by a $31,000 increase in interest expense and a $23,000 decrease in interest income. The increase in interest expense included a non-cash financing charge of $200,000 associated with a loan from Grand Cheer. The decrease in interest income is due to lower cash balances during 2002.

          Charges related to preferred stock dividends decreased by $35,000 for the year ended December 31, 2002, as compared to the year ended December 31, 2001. This was due to the conversion of the Company’s Series A Preferred Stock into common stock in March 2002.

          The Company did not incur any charges associated with the conversion of its preferred stock during the year ended December 31, 2002.

          Net loss decreased by $862,000 to $5.9 million for the year ended December 31, 2002, as compared to $6.7 million for the year ended December 31, 2001. The net loss per share declined to $0.31 from $0.41 a share, based on the weighted average number of shares outstanding of 18,903,708 and 16,206,808 for the years ended December 31, 2002 and 2001, respectively. The decrease in the net loss is principally due to the significant increase in unit sales of ovens during Fiscal 2002. The increase in oven sales was partially offset by an increase in selling, general and administrative costs.

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

          Revenues from oven sales improved in 2002 and through the first quarter of 2003. However the Company had difficulty during this period in raising the necessary capital to continue normal business operations and expand the Company’s operations. As a result, normal operations were constrained and the business suffered accordingly.

          On October 28, 2003 we completed a private placement of 2,132,650 shares of our new Series D Convertible Preferred Stock, par value $1.00 per share (the “Series D Preferred Stock”) to OvenWorks, LLLP (“OvenWorks”) and to certain other investors for whom OvenWorks served as nominee.  At the time of issuance, the shares of Series D Preferred Stock issued in the private placement were convertible into an aggregate of 42,653,000 shares of our common stock, representing approximately 58% of our total equity on a fully diluted, as converted basis (i.e. assuming that all outstanding options, warrants and other rights for the purchase of our common stock were exercised, and all outstanding shares of all series of the our preferred stock, including the Series D Preferred Stock, were converted into common stock). Net proceeds of the private placement were $12.6 million, which have and will be used to satisfy existing obligations and to fund working capital needs, including product development and manufacturing, sales and marketing and other general corporate purposes.

          After a long testing and comprehensive evaluation process, Doctor’s Associates, Inc., the franchisor of the Subway sandwich restaurant concept, agreed in March 2004 that we would be the exclusive manufacturer to supply rapid cook ovens to all Subway franchise locations.  Subway franchisees operate over 18,000 locations in the United States, Canada and Puerto Rico, and more are added every year.  In addition, we will be the sole supplier of the ovens to Subway’s international locations as well, which currently number approximately 2,000 locations.  We have begun production of the ovens for ultimate distribution to the Subway franchisees in the U.S., Canada and Puerto Rico.

          The Company anticipates that its current cash on hand, collections of its accounts receivable and cash from anticipated sales of ovens, particularly in light of the significant potential represented by the Subway agreement, enable it to now conduct normal operations, expand its business as needed and generate operating profit in 2004. The Company will also explore financing alternatives to provide stand-by credit availability to augment the cash flow anticipated from operations if and when the distribution plan for roll-out of ovens to Subway franchisees is fully implemented. The Company further anticipates that existing cash on hand is sufficient to sustain normal operations until then. Our projected attainment of profits from operations, as well as our ability to sustain normal operations and grow our business, is dependent on the Subway arrangement and the currently anticipated rate of sales contemplated by the preliminary roll-out schedule. However, no assurance can be made that the Company will generate the anticipated level sales of ovens under the Subway agreement or that the timing of such sales will not be delayed.

          The Company has, and will continue to hold inventory, due to its long manufacturing cycle. As of December 31, 2003, the Company held $371,000 of finished goods inventory (ovens), $70,000 of demonstration inventory (ovens used for customer demonstrations, tests and pilot programs) and $1.0 million of parts inventory (used for manufacturing and service). The Company offers demonstration inventory free of charge or at reduced prices to certain potentially large customers, who wish to test and evaluate an oven prior to purchase. In March 2002, the Company agreed to purchase 5,000 ovens from Xiaoya over a seventeen-month period. In December 2002, this purchase requirement was extended for an additional 12 months to August 2004 and the Company agreed to monthly purchase minimum reduced to 200 ovens. The previously mentioned difficulty in obtaining capital caused us to fall behind in our purchase commitment and we were in default under this agreement for much of 2003. Contemporaneously with the October 2003 private placement, the Company entered into a Settlement, Release Agreement and Third Amendment to its manufacturing agreement with Xiaoya to resolve potential claims and further reduce the monthly purchase commitment. Pursuant to this agreement the Company made a payment in full satisfaction of all amounts then due to Xiaoya. In exchange, Xiaoya agreed to release the Company from any claims Xiaoya may have had as of the signing of the agreement and reduce the Company’s monthly minimum purchase requirement of ovens to a level more in line with near-term sales expectations. Under the present terms of the agreement, the Company is committed to minimum purchases of approximately $250,000 per month. In addition, in connection with the manufacturing agreement the Company is required to use working capital to purchase certain component parts supplied to Xiaoya for use in the ovens.

          In September 1999, the Company entered into an agreement to upgrade and warranty 262 ovens installed with Whitbread. The Company received approximately $1.4 million from Whitbread to complete the upgrade and provide a three-year extended warranty to each of the ovens. The oven upgrades include design changes that were to substantially increase the life and durability of the ovens. These upgrades were completed in February 2000. The $1.4 million had been used to offset expenses relating to the upgrade and warranty as incurred. Through 2000, the Company incurred an additional $1.7 million for expenses in excess of payments from Whitbread, relating to the completion of the upgrade and remainder of the warranty period. No additional costs have been incurred since 2000. In February 2002, the Company and Whitbread entered into an agreement to terminate the September 1999 upgrade and extended warranty agreement. Under the new agreement, TurboChef was required to pay Whitbread £460,000 (approximately $670,000) plus VAT (value added tax) over a 24 month-period. In return, Whitbread would release TurboChef from its obligation to continue its warranty. Upon entering into this agreement, the Company recorded an adjustment to reduce the warranty liability by $190,000, the amount by which the amount of the warranty liability related to Whitbread exceeded the amount to be paid under the agreement. On signing the agreement, TurboChef made an initial payment to Whitbread of £50,000 (approximately $72,000) plus VAT and is further required to pay £15,000 (approximately $22,000) plus VAT a month for the next 24 months, with a final payment of £50,000 plus VAT due the final month. The Company has not made the November 2002 through April 2003 payments and is currently in default of the agreement. As a result of the default, an estimated warranty liability of $190,000 was recorded as of December 31, 2002.  Other than a provision for the estimated effects of foreign exchange, there was no activity in the Company’s liability related to the Whitbread agreement in 2003.

          In November 2001, the Company purchased $504,000 of parts and oven inventory from Maytag. The Company paid $177,000 in cash and issued a promissory note in the amount of $327,000 for the remaining balance of this purchase. The note was payable in two installments of $131,000 payable in May 2002 and $196,000 payable in November 2002 plus accrued interest. The interest rate of this note is the prime rate as published in The Wall Street Journal plus 2% (6.25% as of December 31, 2002). The Company did not make any payments on the note and was in default as of December 31, 2003. From and after the occurrence of a default, the interest rate of this note is the prime rate as published in The Wall Street Journal plus 5%. On January 6, 2003, Maytag obtained a summary judgment against TurboChef is the amount of $359,372. In March 2004, the Company remitted $380,000 to Maytag for payment of the summary judgment including estimated additional costs. Maytag and the Company have been conducting negotiations to settle other outstanding arbitrations; however, the Company recently notified Maytag that those negotiations had not been productive and that it would proceed with the arbitrations. There can be no assurance that we will be successful in the arbitrations, or alternatively, that a settlement will be reached, or that if reached, the settlement will be favorable to the Company (See Item 3: Legal Proceedings).

          In the first quarter of 2002, the Company expanded its direct sales and marketing efforts. As a result of slower than anticipated sales of ovens the Company took actions to reduce the level of fixed overhead. In the second quarter of 2002, the Company closed its United Kingdom office and reduced its sales personnel. During the third quarter of 2002, the Company made the decision to close its New York office, which was closed on January 31, 2003, and consolidate all activities into the Company’s Dallas office. These changes were expected to result in annual cost savings of approximately $1.5 million. With the October 2003 private placement and the recently completed Subway agreement, the Company has implemented plans, including establishing an office in Atlanta and re-establishing an office in New York, to increase expenditures in marketing, advertising and promotion, research and development and customer support to serve the growth in activity anticipated from the Subway franchisees and take advantage of other market opportunities. This increase in operating expenditures will be made, to the extent possible, in concert with growth in activity but could aggregate an incremental $5.0 million in 2004.

          At December 31, 2003, the Company had working capital of $7.0 million as compared to a working capital deficit of ($467,000) at December 31, 2002. The $7.5 million net increase in working capital resulted primarily from the effects of the October 2003 private placement which provided $12.6 million net cash proceeds. Prior to completion of the private placement, our available resources were severely limited and operations had been curtailed. The funding from the private placement has enabled us to return to normal operations and proceed with plans to grow our business.

          Cash used in operating activities was $3.4 million for the year ended December 31, 2003 as compared to cash used in operations of $4.8 million for the year ended December 31, 2002. The net loss of $14.1 million in 2003 included $9.1 million of net non-cash charges (depreciation, amortization, non-cash interest and debt extinguishment costs, and non-cash compensation expenses), compared to $708,000 (depreciation, amortization, non-cash interest and non-cash compensation expense) in 2002. Net cash used in operating activities in 2003 was negatively impacted by a $258,000 increase in prepaid expenses and other assets, primarily related to procuring appropriate levels of business insurance, and an $809,000 decrease in accounts payable, related to bringing our vendor accounts current. These operating cash requirements were partially offset by a decrease of $1.1 million in accounts receivable as we focused efforts on collections, a $360,000 decrease in inventories as production of finished ovens was curtailed and a $295,000 increase in deferred revenue from the sale of 50 ovens to a major customer in March 2003 who paid for the ovens but requested delayed shipment to meet their needs.

          Cash used in investing activities for the year ended December 31, 2003, was $33,000 compared to $113,000 for the year ended December 31, 2002. This decrease resulted from a reduction in capital expenditures due to cost cutting measures put in place commencing in late 2002. The Company anticipates an increase in capital expenditures to approximately $1.0 million during fiscal 2004, in order to build its sales and marketing infrastructure and provide the tooling necessary to produce the ovens for the Subway order. It is anticipated that capital expenditures will be funded from existing working capital.

          Cash provided by financing activities for the year ended December 31, 2003 was $11.7 million as compared to $1.0 million for the year ended December 31, 2002. In 2003, the $12.6 million net proceeds from the sales of our Series D Preferred Stock provided our cash from financing activities and we repaid a $1.0 million loan with these proceeds. In 2002, the primary source of cash from financing activities was from a loan from a stockholder of $1,000,000.

          At December 31, 2003, the Company had cash and cash equivalents of $8.9 million compared to cash and equivalents of $629,000 at December 31, 2002.

Contractual Cash Obligations

          As of December 31, 2003, our future contractual cash obligations, excluding interest, are as follows (in thousands):

	Payments due by period

	Total	Less than 1 year	1- 3 years	3-5 years	More than 5 years

Notes payable	$380	$380	$—	$—	$—
Operating leases	358	224	134	—	—
Purchase commitments	2,000	2,000	—	—	—

Total	$2,738	$2,604	$134	$—	$—

          We believe that existing working capital and cumulative cash flow from operations combined with future financing opportunities will provide sufficient cash flow to meet our contractual obligations. We intend to seek financing for any amounts that we are unable to pay from operating cash flows. New financing alternatives are routinely evaluated to determine their practicality and availability in order to provide the Company with sufficient and timely funding at the least possible costs. However, if financing is not available or available under unfavorable terms, we may not be able to increase our sales and marketing and research and development investments which may hamper our ability to grow our business or compete effectively in any of our markets which could materially harm our business, financial condition and results of operations.

          We believe that our existing cash and anticipated future operating cash flows will be sufficient to fund our cash requirements needs for working capital and capital investment requirements in the short term, which means the next twelve months, and for a reasonable period of time thereafter. We believe that, based on the anticipated cash flows from the Subway agreement, financing will be available as required for acquisition and other financing needs.

Authoritative Pronouncements

          In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, which amended SFAS No. 123. The Standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Statement is effective for financial statements with fiscal years ending after December 15, 2002. In compliance with SFAS 148, the Company has elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation arrangement as defined by APB Opinion No. 25 and has made the applicable disclosures.

          In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“FIN No. 46”). FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity, to decide whether to consolidate that entity for financial reporting purposes. The Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  Adoption of this Standard did not have a material effect on the Company’s financial statements.

          In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS No. 150 did not materially impact the Company’s results of operations or financial position, and SFAS No. 150 does not impact the Series D Preferred Stock as it is not mandatorily redeemable.

Risk Factors

We have a history of losses, we could continue to incur losses in the future, and we may never achieve or maintain profitability.

          We had net losses applicable to common stockholders of $26.9 million, $5.9 million and $6.7 million for the fiscal years ended December 31, 2003, 2002 and 2001, respectively.  Our accumulated deficit as of December 31, 2003 was approximately $60.6 million.  We were not profitable during the last three fiscal years, and although we expect to be profitable in fiscal 2004, uncertainties still exist regarding our attainment of profitability.  We can provide no assurance that we will be able to achieve profitable operations in the future.

We may need additional capital to finance existing obligations and to fund our operations and growth, and we may be unable to obtain additional capital under terms acceptable to us or at all.

          Our capital requirements in connection with our marketing efforts, continuing product development and purchases of inventory and parts are expected to be significant for the foreseeable future.  In addition, unanticipated events could cause our revenues to be lower and our costs to be higher than expected, therefore creating the need for additional capital.  Historically, cash generated from operations has not been sufficient to fund our capital requirements, and we have relied upon sales of securities to fund our operations.  We have no current arrangements with respect to, or sources of, additional financing, and we cannot assure you that we will have sufficient funds available to meet our working capital requirements, or that we will be able to obtain capital to finance operations on favorable terms or at all.  If we do not have, or are otherwise unable to secure, necessary working capital, we may be unable to fund the manufacture of ovens, and we may have to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities, any of which could harm our business.

We may need additional capital to finance the redemption of the outstanding shares of Series D Convertible Preferred Stock, and we may be unable to obtain additional capital under terms acceptable to us or at all..

          Each of the outstanding shares of our Series D Convertible Preferred Stock is convertible, at the election of the holder, into 20 shares of our common stock (subject to adjustment).  Currently, we do not have available enough authorized but unissued shares of common stock to permit reservation of a sufficient number of shares of common stock to permit conversion of all outstanding shares of Series D Convertible Preferred Stock.  In accordance with the terms of the Certificate of Designations, Powers, Rights and Preferences that established our Series D Convertible Preferred Stock, if, at our next meeting of stockholders, our stockholders do not approve an amendment to our Certificate of Incorporation that increases the number of authorized shares of our common stock to permit reservation of a sufficient number of shares of common stock to allow conversion of all outstanding shares of Series D Convertible Preferred Stock, we will, upon receipt of a written request delivered by a majority of the Series D Convertible Preferred Stock at any time after December 31, 2004, be required to redeem such number of shares of Series D Preferred Stock as would correspond, on an as-converted basis, to the corresponding number of shares of our common stock that could not be reserved and made available for conversion.

          Assuming that at the time of such redemption, shares of our common stock are still publicly traded, the redemption price for each redeemed share of Series D Convertible Preferred Stock would be equal to the greater of:

•	the consideration paid for the share, plus accrued and unpaid dividends, if any, or

•

the average closing sales price per share of our common stock in the open market during the 10 trading days preceding the redemption date multiplied by the number of shares of common stock the holder of such share of Series D Convertible Preferred Stock would have been entitled to receive for such share if it had exercised its conversion rights immediately prior to the redemption.

          We cannot assure you that we will have sufficient funds available to pay our redemption obligations or that we will be able to obtain capital to finance our redemption obligations on favorable terms or at all.  If we are unable to do so, we may have to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities, any of which could harm our business.  In addition, the equity position of our common stockholders would be materially affected as a result of a default in our redemption obligation.

In 2004, we are expected to depend upon one customer for a significant portion of our revenue, and if that customer terminates its contract with us, does not order any product or does not timely make payments to us, our revenues and financial performance would decline.

          In March 2004, we entered into an Equipment Supplier Approval Agreement with Doctors Associates, Inc. and Independent Purchasing Cooperative, Inc. to supply rapid cook ovens to Subway restaurants worldwide.  We expect revenues from the sale of ovens to Subway restaurants to constitute a material portion of our total revenues in 2004.  If this customer terminates the Equipment Supplier Approval Agreement or otherwise discontinue or significantly reduce their purchases of ovens, we may not generate sufficient revenues to offset this loss of revenues and our revenues will decrease.  Furthermore, the Subway agreement does not specify the number of ovens to be purchased or a minimum number of ovens to be purchased, if any. In addition, the non-payment or late payment of amounts due from these customers could adversely affect our revenues and financial performance.

The exercise of options or warrants, or the conversion of preferred stock, may result in dilution to you.

          At December 31, 2003, 2,236,269 shares of our common stock were subject to issuance upon exercise of outstanding warrants, and 8,968,420 shares of our common stock were subject to issuance upon exercise of outstanding stock options.  As of December 31, 2003, options and warrants to purchase approximately 4.8 million of shares of our common stock were exercisable at a weighted average exercise price of $2.13 per share.  In addition, each of the outstanding shares of our Series D Convertible Preferred Stock is convertible, at the election of the holder, into 20 shares of our common stock (subject to adjustment).  Accordingly, your ownership will be diluted by the exercise of outstanding stock options and warrants, or the conversion of outstanding shares of our Series D Convertible Preferred Stock.

Because of our long manufacturing cycle, we hold significant levels of inventory prior to making sales, which requires us to use cash in advance of sales and could adversely affect our operating results and cash flows if sales are generated at a slower rate than anticipated.

          Due to the long manufacturing cycle for our ovens, we hold a significant level of inventory.  As of December 31, 2003, we held $371,000 of finished goods inventory (ovens) and $1.1 million of parts and demonstration inventory.  This process requires us to use working capital early in the manufacturing cycle and without any certainty of corresponding sales being made.  In addition, we are party to a contract with our manufacturer of ovens which requires us Company to purchase a fixed number of ovens.  Should sales of ovens fail to materialize, or materialize at slower than anticipated rates, additional working capital will be required to hold component parts and purchase completed ovens and our operating results will be adversely affected.

We have committed to purchase a fixed number of ovens from a single manufacturing source, regardless of whether we have customers for these ovens.

          Under our manufacturing agreement with Shandong Xiaoya Group, which we amended in October 2003, we are committed to purchase a fixed number of ovens.  We are committed to purchase these ovens, regardless of whether we have made corresponding sales.  If we are forced to acquire excess inventory without having made corresponding sales, we may not have the funds necessary to make the purchases required under the agreement.  If we were to breach the agreement Xiaoya could terminate the agreement at any time and seek monetary damages.

Our dependence upon outside suppliers and manufacturers leaves us subject to price increases and delays in receiving materials or parts.

          We generally do not maintain supply agreements with third parties but instead purchase components and electronic parts pursuant to purchase orders in the ordinary course of business.  Some of our specially-designed components used in our ovens are sourced from a limited number of suppliers.  We are and will continue to be substantially dependent on the ability of our suppliers to, among other things, meet our design, performance and quality specifications, and will be subject to price increases and failures or delays in receiving supplies of such components and parts.  There can be no assurance that we will be able to pass any price increase on to our customers.  Although we believe that our suppliers will continue to meet our requirements and specifications, and that alternative sources of supply are available, events beyond our control could have an adverse effect on the cost or availability of components and electronic parts.  A failure or delay in our supply of components or parts could adversely affect our profit margin and our ability to meet our delivery schedules on a timely and competitive basis.

We are subject to the risks and uncertainties of foreign manufacturing which could interrupt our operations.

          All of our current ovens are manufactured in China.  We are subject to various risks inherent in foreign manufacturing, including:

•	increased credit risks;

•	tariffs, duties and other trade barriers;

•	fluctuations in foreign currency exchange rates;

•	shipping delays; and

•	international political, regulatory and economic developments.

Any of these developments could have a significant impact on our manufacturer’s ability to deliver our products, increase our costs of goods and/or interrupt our operations.  If these goods were destroyed or damaged during shipment, we could lose sales opportunities and our operations and financial position could be adversely affected.  We are in the process of starting to manufacture some of our products in the United States as a result of our Subway restaurants relationship.

We rely heavily on our senior management and the expertise of management personnel.

          Our operations will depend for the foreseeable future on the efforts of our executive officers and our other senior management, and any of our executive officers or senior management can terminate his or her relationship with us at any time.  Our business and prospects could be adversely affected if these persons, in significant numbers, do not perform their key roles as expected, or terminate their relationships with us, and we are unable to attract and retain qualified replacements.

We may have trouble integrating new members of senior management team in our organization and with our existing personnel.

          In connection with the sale of our Series D Convertible Preferred Stock in October 2003, we appointed new officers, including our President and Chief Executive Officer and our Chief Financial Officer.  As a result, the members of our senior management team have been with us for less than a year.  Given the limited time that our new management team has been part of our company, it is possible that they will not integrate well within our organization and with our existing personnel.  In addition, there is no guarantee that any additional officers that we appoint will integrate well with these new members of management.  The failure of our new senior management team to integrate well within our organization and with our existing personnel would have a significant effect on our future operations.

The members of our new senior management do not have prior experience in our industry.

          None of the members of our new executive management team has experience in operating a business in the rapid cook commercial oven segment of the food service equipment industry.  There is no guarantee that these persons will develop the necessary expertise to successfully operate a business in this industry.  The failure of our new executive management team to develop this expertise would have a significant impact on our ability to compete in this industry and to operate our business effectively.

We plan to expand rapidly and we may be unable to manage our growth.

          We intend to rapidly grow our business, but we cannot be sure that we will successfully manage our growth.  In order to successfully manage our growth, we must:

•	expand and enhance our administrative infrastructure;

•	improve our management, financial and information systems and controls;

•	expand, train and manage our employees effectively; and

•	successfully retain and recruit additional employees.

Continued growth could place a further strain on our management, operations and financial resources.  There will also be additional demands on our sales, marketing, information systems and administrative resources as we develop and offer new and additional products.  We cannot assure you that our operating and financial control systems, administrative infrastructure, facilities and personnel will be adequate to support our future operations or to effectively adapt to future growth.  If we cannot manage our growth effectively, our business may be harmed.

Because the market for our products is an emerging market, we will be required to undertake significant marketing efforts to achieve market acceptance, the success of which can not be predicted.

          The rapid cook commercial oven segment of the food service equipment industry is an emerging market.  As is typical with new products based on innovative technologies, demand for and market acceptance of our ovens are subject to a high level of uncertainty.  Achieving market acceptance for our ovens will require substantial marketing efforts and the expenditure of significant funds to increase the food service industry’s familiarity with us and to educate potential customers as to the distinctive characteristics and perceived benefits of our ovens and our technologies.  There can be no assurance that we will have available the funds necessary to achieve such acceptance or that our efforts will result in significant commercial acceptance.

If our marketing strategy is not successful, we will incur significant expenses and our operating results will be adversely affected.

          Historically, we have engaged a limited direct sales force.  We intend to incur significant expense to expand our direct sales force.  If our efforts are unsuccessful or our direct sales force is unable to generate significant additional revenue, we will incur significant cash expenditures, without achieving a corresponding increase in revenues, which will adversely affect our operating results and future prospects.

We are subject to risks associated with developing products based on innovative technologies, which could delay product introductions and result in significant capital expenditures.

          We continually seek to refine and improve upon the physical attributes, utility and performance of our ovens.  Moreover, we are subject to many risks associated with the development of new products based on innovative technologies, including unanticipated technical or other problems and the possible insufficiency of the funds allocated for the completion of such development, which could result in a substantial change in the design, delay in the development, or abandonment of new applications and products.  Consequently, there can be no assurance that we will develop or successfully commercialize ovens incorporating technology superior to our current oven technology, or that additional products will be successfully developed, or that if developed they will meet current price or performance objectives, be developed on a timely basis or prove to be as effective as products based on other technologies.  The inability to successfully complete development of a product or application or a determination by us, for financial, technical or other reasons, not to complete development of any product or application, particularly in instances in which we have made significant capital expenditures, could have a material adverse effect on our operating results and operations.

If we are unable to keep up with changing technology and evolving industry standards, our products may become obsolete.

          The market for our products and technologies is characterized by changing technology and evolving industry standards.  We will not be able to compete successfully unless we continually enhance and improve our existing products, complete development and introduce to the marketplace in a timely manner our proposed products, adapt our products to the needs of our customers and potential customers and evolving industry standards, and continue to improve operating efficiencies and lower manufacturing costs.  Moreover, competitors may develop technologies or products that render our products obsolete or less marketable.

Because of the intense competition in the market in which we compete and the strength of some of our competitors, we may not be able to compete effectively.

          The rapid cook segment of the food service equipment market is characterized by intense competition.  We compete with numerous well-established manufacturers and suppliers of commercial ovens, grills and fryers (including those which cook through the use of conduction, convection, induction, air impingement, infrared, and/or microwave heating methods).  In addition, we are aware of others who are developing, and in some cases have introduced, new ovens based on high-speed heating methods and technologies.  There can be no assurance that other companies with the financial resources and expertise that would encourage them to attempt to develop competitive products, do not have or are not currently developing functionally equivalent products, or that functionally equivalent products will not become available in the near future.  Most of our competitors possess substantially greater financial, marketing, personnel and other resources than we do, and have established reputations relating to product design, development, manufacture, marketing and service of cooking equipment.

A product liability claim in excess of our insurance coverage or an inability to acquire insurance at commercially reasonable rates could have a material adverse effect upon our business.

          We are engaged in a business which could expose us to various claims, including claims by food service operators and their staffs, as well as by consumers, for personal injury or property damage due to design or manufacturing defects or otherwise.  We maintain reserves and liability insurance coverage at levels based upon commercial norms and our historical claims experience.  A successful product liability or other claim brought against us in excess of our insurance coverage or the inability of us to acquire insurance at commercially reasonable rates could have a material adverse effect upon our business, operating results and financial condition.

An increase in warranty expenses could adversely affect our operating results.

          We offer purchasers of our ovens a one-year limited warranty covering the system’s workmanship and materials, during which period we or our authorized service representative will make repairs and replace parts that have become defective due to normal use.  We estimate for and record our future warranty costs based upon past expenses.  Future warranty expenses on the one-year warranty, however, may exceed our estimates, which, in turn, could have a material adverse effect on our results of operations.

If we are unable to protect our patents, trademarks and other intellectual property, our business could be materially adversely affected.

          There can be no assurance as to the breadth or degree of protection which existing or future patents, if any, may afford us, that any patent applications will result in issued patents, that our patents, pending patents, registered trademark or registered servicemark will be upheld if challenged or that competitors will not develop similar or superior methods or products outside the protection of any patent issued to us.  There can be no assurance that we will have all of the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action.

          We also rely on trade secrets and proprietary know-how and employ various methods to protect the concepts, ideas and documentation of our proprietary technologies.  However, those methods may not afford complete protection and there can be no assurance that others will not independently develop similar know-how or obtain access to our know-how, concepts, ideas and documentation.

          Furthermore, although we have and expect to have confidentiality and non-competition agreements with our employees and appropriate suppliers and manufacturers, there can be no assurance that these arrangements will adequately protect our trade secrets or that others will not independently develop products or technologies similar to ours.

If our products or intellectual property violate the rights of others, we may become liable for damages.

          In the event our existing or any future products, trademarks, servicemarks, other proprietary rights infringe patents, trademarks, servicemarks or proprietary rights of others, we could become liable for damages and may be required to modify the design of our products, change the name of our products or obtain a license for the use of our products.  There can be no assurance that we will be able to do so in a timely manner, upon acceptable terms and conditions, or at all.  The failure to do any of the foregoing could have a material adverse effect upon our ability to manufacture and market our products.

Our business subjects us to significant regulatory compliance burdens.

          We are subject to regulations administered by various federal, state, local and international authorities, including those limiting radiated emissions from oven products, which impose significant compliance burdens on us.  Failure to comply with these regulatory requirements may subject us to civil and criminal sanctions and penalties.  While we believe that we and our products are in compliance in all material respects with all laws and regulations applicable to such models, including those administered by the United States Food and Drug Administration, the Federal Communications Commission, the European Community Council and the Japanese Government’s Ministry of International Trade, there can be no assurance of such compliance.  Moreover, new legislation and regulations, as well as revisions to existing laws and regulations, at the federal, state, local and international levels may be proposed in the future affecting the foodservice equipment industry.  These proposals could affect our operations, result in material capital expenditures, affect the marketability of our existing products and technologies and/or could limit opportunities for us with respect to modifications of our existing products or with respect to our new or proposed products or technologies.  In addition, expansion of our operations into new markets may require us to comply with additional regulatory requirements.  There can be no assurance that we will be able to comply with additional applicable laws and regulations without excessive cost or business interruption, and failure to comply could have a material adverse effect on us.

We are subject to the risk of financial loss from foreign currency fluctuations.

          Approximately 37% of our revenues are derived from sales outside of the United States.  These sales, as well as salaries of employees located outside of the United States and approximately 12% of our other expenses, are denominated in foreign currencies, including British pounds and the Euro.  We are subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the U.S. dollar.

We are involved in an arbitration proceeding which, if the outcome were unfavorable, would adversely affect our operating results and future operations.

          TurboChef filed for arbitration against Maytag Corporation (“Maytag”) in Dallas, Texas, on February 2, 2001, in connection with a series of contracts for research, development and commercialization of certain technology through a joint, strategic relationship. TurboChef claims damages in excess of $300 million for various contractual breaches, fraud, breach of the duty of good faith and fair dealing, bad faith, punitive damages and attorney fees, and it seeks an injunction requiring Maytag to return all rights in intellectual property owned by TurboChef under the parties agreements. In July 2002, in response to an Iowa court proceeding brought by Maytag which is discussed below, we filed an amended arbitration claim removing two of our pending claims from the Texas arbitration. Those claims have been filed in the Boston arbitration discussed below. Maytag has made certain counterclaims against us in the Texas arbitration and is seeking in excess of $35 million in damages under its counterclaims.

          We believe that Maytag’s Texas claims are without merit, and we intend to vigorously defend against Maytag’s allegations.

          In May 2002, Maytag filed a complaint in Iowa federal court seeking, among other things, to require that two of our claims originally filed and pending in the Texas arbitration be decided only in a separate arbitration proceeding in Boston, Massachusetts. Maytag’s complaint in the Iowa proceeding also alleges that we publicized false and misleading statements about Maytag’s use of our intellectual property in its residential appliances in a January 2002 press release and in certain other unidentified statements. Based upon this allegation, Maytag asserts claims that we caused false advertising with respect to Maytag’s goods and services, that we have intentionally interfered with Maytag’s prospective business, that we have defamed Maytag and that we have unfairly competed with Maytag. Unlike Maytag’s counterclaims in the Texas arbitration proceeding, its complaint in the Iowa proceeding does not specify the dollar amount of damages sought. In July 2002, we filed a motion to dismiss the Maytag complaint or, in the alternative, stay the Iowa proceeding pending resolution of the Texas arbitration. On July 30, 2002, Maytag filed a Motion for Leave to File First Amended Complaint adding a claim that TurboChef failed to pay a promissory note in the amount of $327,478. On January 6, 2003, the Federal Court in the Iowa proceeding granted a summary judgment against TurboChef in the amount of $359,372, which is accrued and included in notes payable on the balance sheet at December 31, 2003 and stayed the remainder of Maytag’s claims pending the final resolution of the Texas claims.  In March 2004, we tendered full payment of the amount of the summary judgment.

          Maytag has also initiated arbitration in Boston, claiming damages in the amount in excess of $1.3 million for failure to pay for ovens. TurboChef has filed its counterclaim alleging that Maytag breached its warranty and committed fraud and that TurboChef has been damaged in an amount in excess of $1.5 million.

          The parties had since January 2003 agreed to stay the proceedings in Dallas and Boston pending the outcome of settlement negotiations.  In March 2004 we notified Maytag that we believed negotiations had not produced an acceptable offer of settlement and we would, therefore, proceed with arbitration. The outcome of any litigation is uncertain, and an unfavorable outcome could have an adverse effect on our operating results and future operations. Since the outcomes of the arbitration proceedings are uncertain, no adjustments have been made to the financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

          For the years ended December 31, 2003 and 2002, approximately 37% and 26%, respectively, of the Company’s revenues were derived from sales outside of the United States. These sales and subsequent accounts receivable, the salaries of employees located outside of the United States and approximately 12% and 15%, respectively, of selling, general and administrative expenses are denominated in foreign currencies, principally British Pounds and Euros. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the US dollar. In addition, trade terms with customers outside of the United States are longer than with customers inside of the United States, which increases the potential of foreign exchange gains or losses.

          The Company believes that revenues from sources outside of the United States will increase during 2004. There is no assurance that the Company will not be subject to foreign exchange losses in the future.

          As of December 31, 2003, the Company does not have any assets or liabilities other than those discussed above that have the potential for market risk that would affect the operating results or cash flow of the Company and is not engaged in any foreign currency hedging activity.

Item 8. Financial Statements and Supplementary Data

          The financial statements set forth herein commence on page F- 1 of this report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

          The disclosures required have been previously reported on a Form 8-K dated December 30, 2003.

Item 9A. Controls and Procedures

          The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) maintain controls and procedures designed to ensure that they are able to collect the information which is required to be disclosed in reports filed with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. The CEO and CFO are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness.  An evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based on their evaluation of our disclosure controls and procedures, the CEO and CFO believe that these procedures are effective to ensure that we are able to collect, process, and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

Part III

Item 10. Directors and Executive Officers of the Registrant

Directors

          The directors of TurboChef Technologies, Inc. are as follows:

          Richard E. Perlman

          Richard E. Perlman, age 57, has been Chairman of the Board since October 2003.  He was formerly chairman of PracticeWorks, Inc. from its formation in August 2000 until its acquisition by The Eastman Kodak Company in October 2003.  Mr. Perlman served as chairman and treasurer of VitalWorks Inc. from December 1997 and as a director from March 1997 to March 2001, when he resigned from all positions with that company upon completion of the spin-off of PracticeWorks from VitalWorks. From December 1997 until October 1998, Mr. Perlman also served as VitalWorks’ chief financial officer. Mr. Perlman is the founder of Compass Partners, L.L.C., a merchant banking and financial advisory firm specializing in corporate restructuring and middle market companies, and has served as its president since its inception in May 1995. From 1991 to 1995, Mr. Perlman was executive vice president of Matthew Stuart & Co., Inc., an investment banking firm. Mr. Perlman received a B.S. in Economics from the Wharton School of the University of Pennsylvania and a Masters in Business Administration from the Columbia University Graduate School of Business.

          James K. Price

          James K. Price, age 45, has been our President and Chief Executive Officer and a director since October 2003.  From August 2000 until its acquisition by The Eastman Kodak Company in October 2003, Mr. Price was the chief executive officer and a director of PracticeWorks, Inc. Mr. Price was a founder of VitalWorks Inc. and served as its executive vice president and secretary from its inception in November 1996 to March 2001, when he resigned from all positions with VitalWorks upon completion of the spin-off of PracticeWorks from VitalWorks. Mr. Price served as an executive officer of American Medcare from 1993 and co-founded and served as an executive officer of International Computer Solutions from 1985, in each instance until American Medcare and International Computer Solutions merged into VitalWorks in July 1997.  Mr. Price holds a B.A. in Marketing from the University of Georgia.

          William A. Shutzer

          William A. Shutzer, age 57, has been a director of TurboChef since October 2003. Mr. Shutzer is currently a private investor and financial consultant. Previously, Mr. Shutzer was a Managing Director of Lehman Brothers, Inc. from October 2000 to November 2003 and a Partner in Thomas Weisel Partners, LLC, an investment banking firm from September 1999 to October 2000. From March 1994 until October 1996 Mr. Shutzer was Executive Vice President of Furman Selz, Inc. and thereafter until the end of December 1997, he was its President.  From January 1998 until September 1999, he was chairman of ING Barings LLC’s Investment Banking Group.  From September 1978 until February 1994, Mr. Shutzer was a Managing Director of Lehman Brothers and its predecessors. From March 2001 to October 2003 he was a director of PracticeWorks, Inc. Mr. Shutzer is currently a director of Tiffany & Co., Blount International, Inc., American Financial Group, CSK Auto, Inc., and Jupitermedia Corp. Mr. Shutzer received a B.A. from Harvard University and an MBA from the Harvard Graduate School of Business.

          Raymond H. Welsh

          Raymond H. Welsh, age 72, has been a director of TurboChef since October 2003. Since January 1995, Mr. Welsh has been a Senior Vice President of UBS/PaineWebber, Incorporated. From March 2001 to October 2003 he was a director of PracticeWorks, Inc. Mr. Welsh is a Trustee of the University of Pennsylvania, The University of Pennsylvania Health System, and Chairman of the Medical Center and HealthSystem’s creating the Future of Medicine Campaign. Mr. Welsh received a B.S. in Economics from the Wharton School of the University of Pennsylvania.

          J. Thomas Presby

          J. Thomas Presby, age 64, became a director of TurboChef in December 2003.  In June 2002 he retired as a partner with Deloitte & Touche, an international accounting and consulting firm.  Over a period of thirty years, Mr. Presby held many positions with Deloitte & Touche in the United States and Europe, most recently as Deputy Chief Executive Officer of the U.S. practice of Deloitte Touche Tohmatsu, the global professional services organization providing accounting advisory, tax and consulting services, during 2001 and until his retirement in 2002, and before that as global Deputy Chairman and Chief Operating Officer from 1995.  Mr. Presby served as the Chief Executive Officer of Deloitte & Touche Central Europe between 1990 and 1995.  During the 1980s, Mr. Presby launched and served as the Managing Partner of the Financial Services Center, an industry-focused practice unit of the firm.  From September 2002 to October 2003 Mr. Presby was a director of PracticeWorks, Inc. He currently is a director of Tiffany & Co., Greenpoint Financial Corp. and World Fuel Services Corporation.  Mr. Presby received a B.S. Electrical Engineering degree from Rutgers, and a M.S. Industrial Administration degree from Carnegie Mellon University Graduate School of Business.  He is a Certified Public Accountant in New York and Ohio.

          Sir Anthony Jolliffe

          Sir Anthony Jolliffe, age 65, became a director of TurboChef in December 2003.  He was previously a director from November 1998 until 2001.  Sir Anthony Jolliffe is a citizen of the United Kingdom and an independent international business consultant.  He has an office in China, where he was appointed Chairman of Special Advisory Board to the Governor of Yunnan Province.

          James W. DeYoung

          James W. DeYoung, age 60, became a director of TurboChef in December 2003.  Mr. DeYoung is the founder and President of Winston Partners Incorporated, a corporate and investor relations consulting firm that was begun in 1984, and a general partner of Resource Ventures L.P., a private equity/venture fund.  He also is a Trustee of Rush University Medical Center and Rush North Shore Medical Center.

Executive Officers

          The executive officers of TurboChef are as follows:

Name	Position

Richard E. Perlman	Chairman of the Board of Directors
James K. Price	President and Chief Executive Officer
James A. Cochran	Senior Vice President and Chief Financial Officer

          James A. Cochran, age 56, has served as our Senior Vice President, Assistant Secretary and Chief Financial Officer since October 2003. He served as Chief Financial Officer of PracticeWorks, Inc. from its formation in August 2000 until its acquisition by The Eastman Kodak Company in October 2003. He was VitalWorks Inc.’s chief financial officer from August 1999 to March 2001, when he resigned from all positions with VitalWorks upon completion of the spin-off. From 1992 until joining VitalWorks, Mr. Cochran was a member of the accounting firm of BDO Seidman, LLP, serving as a partner since 1995. Mr. Cochran is a Certified Public Accountant. Mr. Cochran received a B.B.A. in Accounting and an M.B.A. in Corporate Finance from Georgia State University.

          For more information with respect to Messrs. Perlman and Price, please see the section entitled “Directors” above.

Audit Committee Financial Expert

          Our audit committee consists of Messrs. Presby, Shutzer and DeYoung, all of whom are independent directors. The audit committee reviews, acts on and reports to our board of directors on various auditing and accounting matters, including the election of our independent accountants, the scope of our annual audits, fees to be paid to the independent accountants, the performance of our independent accountants and our accounting practices and internal controls.  The Board of Directors has determined that J. Thomas Presby, chairman of the Audit Committee, is an audit committee financial expert and is an independent member of the Board.

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

          Based solely upon review of the copies of such forms furnished to the Company, the Company believes that during the fiscal year ended December 31, 2003, the following filings applicable to its executive officers, directors and ten percent stockholders were late:

          Jeffrey B. Bogatin, a former director and executive officer of the Company and a ten percent stockholder, filed two late reports on Form 4 for 2003 reporting twenty six non-derivative transactions and four derivative transactions.

          Grand Cheer Co. Ltd, a ten percent stockholder, filed one late report on Form 4 for 2003 reporting one non-derivative transaction.

          OvenWorks, LLLP, a ten percent stockholder, filed one late report on Form 4 for 2003 reporting one non-derivative transaction.

          Oven Management, Inc., a ten percent stockholder, filed one late report on Form 4 for 2003 reporting one non-derivative transaction.

          Messrs. J. Thomas Presby, James W. DeYoung and Sir Anthony Jolliffe, appointed as directors of the Company in 2003, filed Forms 3 late.

          Mr. Perlman, a director and executive officer, filed one late report on Form 4 for 2003 reporting one derivative transaction (option grant) and one non-derivative transaction.

          Mr. Price, an executive officer and director, Messrs. Shutzer and Welsh, directors, and Mr. Cochran, an executive officer, each filed one late report on Form 4 reporting one derivative transaction (option grant).

Code of Ethics

          The Company has adopted a code of ethics that applies to our executive officers, including our Chairman, Chief Executive Officer, Chief Financial Officer and Controller.  The Company’s code of ethics (the “Ethics Code”) is available on the Company’s website (www.turbochef.com).  Any amendment to or waiver from the Ethics Code will be posted on the Company’s website as well.

Item 11. Executive Compensation

Compensation

          Director Compensation

          TurboChef’s directors do not currently receive cash compensation for their services as directors, but are reimbursed for their reasonable and necessary expenses for attending board and board committee meetings. Members of the board, who are not TurboChef employees, or employees of any parent, subsidiary or affiliate of TurboChef, are eligible to participate in TurboChef’s stock option plan.  Directors who are not employees receive the following one-time grants under the Company’s director compensation plan:  (1) for membership on the Board each member is granted options to purchase 100,000 shares of common stock of the Company, the grant of which is effective on and priced as of the date the director agrees to join the Board; (2) a director who is a chairman of the Audit Committee, the Compensation Committee or the Global Initiatives Committee of the Board is granted options to purchase 25,000, 25,000 and 50,000 shares of common stock of the Company, respectively, the grant of which is effective on and priced as of the date the director agrees to be appointed chairman; (3) each director who is a member of a committee constituted by the Board but who is not a chairman is granted options to purchase 10,000 shares of common stock of the Company, the grant of which is effective on and priced as of the date the director begins service on the committee; and (4) options granted under the Board compensation plan shall vest 50% on each of the two anniversaries following their grant date.  In addition, each Board member is granted options to purchase 25,000 shares of common stock each year of service, and committee chairman are granted options on an additional 10,000 shares each year. Annual grants are effective on and priced as of the anniversary date of service.

          The following table summarizes compensation awarded to, earned by or paid to the Company’s former and current Chief Executive Officers and its other most highly compensated executive officers (collectively, the “Named Executive Officers”) for services rendered to the Company during each of the last three fiscal years. No other executive officers of the Company at December 31, 2003 received compensation in excess of $100,000 during fiscal year 2003.

Annual Compensation

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Long-Term Compensation Awards Securities Underlying Options (# )

Jeffrey B. Bogatin Former Chairman Chief Executive Officer (1)	2003	$42,000	$-0-	-0-
	2002	$153,930	$-0-	-0-
	2001	$-0-	$-0-	1,000,000

Vincent A. Gennaro Former Chief Executive Officer (2)	2003	$106,615	$-0-	0
	2002	$36,000	$-0-	1,500,000
	2001	$-0-	$-0-	-0-

Richard E. Perlman Chairman(3)	2003	$56,154	$-0-	1,250,000

James K. Price Chief Executive Officer(4)	2003	$56,154	$-0-	1,250,000

Mark C. Mirken Former President – Commercial Sales(5)	2003	$159,231	$-0-	200,000
	2002	$-0	$-0-	438,846
	2001	$-0	$-0-	50,000

(1)	Mr. Bogatin served as Chairman of the Board until October 28, 2003 and principal executive officer of the Company from April 15, 2003 to October 28, 2003.

(2)	Mr. Gennaro served as Chief Executive Officer of the Company until April 15, 2003.

(3)	Mr. Perlman began serving as Chairman on October 28, 2003.

(4)	Mr. Price began serving as Chief Executive Officer on October 28, 2003.

(5)	Mr. Mirken served as an executive officer until December 8, 2003.

Executive Agreements

          TurboChef entered into a three-year employment agreement with each of Richard E. Perlman and James K. Price on substantially the terms described below.  The agreement automatically renews for additional one-year periods at the end of the initial period and each renewal period unless notice of non-renewal is given at least six months in advance.  The employment agreements provide for an initial annual base salary of $365,000 with a bonus of 2% of pre-tax profit (but limited to 100% of base salary).  The base salary is subject to an annual adjustment for changes in the Consumer Price Index. The agreements also provide for a severance payment equal to three times the executive’s then current total annual compensation (base salary, bonus and benefits) upon the termination of the executive’s employment by TurboChef without cause or by the executive for good reason or in the event of a change in control. The employment agreements entitle the executive to participate in our employee benefit programs and provide for other customary benefits. In addition, the employment agreements provided for the grant of stock options on the first day of the executive’s employment. The employment agreements provide for 100% vesting of all outstanding stock options upon a change in control. The employment agreements also provide for an additional, tax gross-up payment to be made by the Company to the executive in the event that, upon a change in control, any payments made to the executive are subject to an excise tax under Section 4999 of the Internal Revenue Code. Finally, the employment agreements prohibit the executive from engaging in certain activities which compete with the Company, seeks to recruit its employees or disclose any of its trade secrets or otherwise confidential information.

          The Company entered into a written separation agreement with Mr. Mirken in connection with his termination of employment on December 8, 2003.  Under that agreement, Mr. Mirken is receiving twelve months of severance at an annual rate of $200,000, and he was awarded options to purchase 200,000 shares of the Company’s Common Stock at an exercise price of $0.31 per share.  The options vest one-half on December 8, 2004 and the balance at the second anniversary.  The agreement includes certain restrictive covenants applicable against Mr. Mirken.  Severance benefits under this agreement are subject to forfeiture and repayment for breach of the agreement.

          In connection with the Company’s change of control on October 28, 2003, the Company entered into a series of agreements with Mr. Bogatin under which (1) the former executive gave certain releases of the Company in exchange for 600,000 shares of Common Stock, (2) the Company accepted for cancellation 800,000 shares of its Common Stock pledged by Mr. Bogatin as collateral for notes to the Company in the aggregate amount of $2,000,000 plus interest in exchange for cancellation of the notes, (3) Mr. Bogatin agreed to the cancellation of 1,503,000 options to purchase Common Stock, comprising all of his outstanding stock options in the Company, and (4) the Company issued an additional 1,833,333 shares of Common Stock to Mr. Bogatin in consideration of his agreement to certain restrictive covenants.

Compensation Committee Interlocks and Insider Participation

          The Company has a Compensation Committee the members of which are Messrs. Shutzer and Welsh, both of whom are independent directors. Our compensation committee establishes salaries, incentives and other forms of compensation for officers and other employees. This committee also administers our incentive compensation and benefit plans.

          No interlocking relationships currently exist, or have existed between our compensation committee and the board of directors or compensation committee of any other company.

Option Grants for Fiscal 2003

          The following table sets forth information concerning stock options granted by the Company to the named executive officers during fiscal 2003 and the potential realizable value of such option grants.  The Company has granted no stock appreciation rights.

INDIVIDUAL GRANTS

Name	Number of Shares of Common Stock Underlying Options Granted		% of Total Options Granted to Employees in 2003	Exercise Price $/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)

						5%	10%

Jeffrey B. Bogatin	-0-		-0-			-0-	-0-

Vincent A. Gennaro	-0-		-0-			-0-	-0-

Richard E. Perlman	1,250,000	(2)	18.42%	1.75	10/29/2013	$1,375,707	$3,486,312

James K. Price	1,250,000	(2)	18.42%	1.75	10/29/2013	1,375,707	3,486,312

Mark C. Mirken	200,000	(3)	2.95	0.31	12/8/2013	1,013,070	1,648,870

(1)

The potential realizable value of the options, if any, granted in 2003 to each of the named executive officers was calculated by multiplying those options by the excess of (a) the assumed market value of Common Stock, at the end of option term, if the market value of Common Stock were to increase 5% or 10% in each year of the option’s term over (b) the exercise price shown. This calculation does not take into account any taxes or other expenses which might be owed. The 5% and 10% appreciated rates are set forth in the SEC rules and no representation is made that the Common Stock will appreciate at these assumed rates or at all.

(2)	The options were granted with an exercise price equal to the fair market value of the common stock on the date of grant. The options vest quarterly over three years from the date of grant.

(3)	The options vest one half on December 8, 2004 and the other half on December 8, 2005. Market value of the Common Stock on the grant date was $3.30.

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Value Table

          Shown below is information with respect to the number of TurboChef common shares acquired upon exercise of stock options and the aggregate gains realized on exercises during 2003 for the named executive officers. The table also sets forth the number of shares covered by exercisable and unexercisable options held by these executive officers on December 31, 2003 and the aggregate gains that would have been realized had these options been exercised on December 31, 2003, even though these options were not exercised, and the unexercisable options could not have been exercised at that time.

Aggregated Option Exercises in

Last Fiscal Year and Fiscal Year End Option Value

Name	Shares Acquired on Exercise	Value Realized (Market Price at Exercise Less Exercise Price)	Number of Unexercised Options At Fiscal Year-End		Value of Unexercised In-The- Money Options At Fiscal Year- End (1)

			Exercisable	Unexercisable	Exercisable	Unexercisable

Jeffrey B. Bogatin (2)	—	$-0-	—	—	$-0-		$—
Vincent A. Gennaro	—	$-0-	—	—	$-0-	$
Richard E. Perlman	—	$-0-	—	1,250,000	$-0-		$1,687,500
James K. Price	—	$-0-	—	1,250,000	$-0-		$1,687,500
Mark C. Mirken	—	$-0-	613,846	200,000	$1,276,515		$558,000

(1)	Options are “in the money” if the fiscal year-end fair market value of the Common Stock exceeds the option exercise price. At December 31, 2003, TurboChef common stock’s closing bid was $3.10

(2)	Mr. Bogatin resigned as a Director and Chairman on October 28, 2003. All outstanding options were cancelled in connection with his separation.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership

     Five Percent Owners

          The following table sets forth information, as of March 1, 2004, as to shares of our capital stock held by persons known to us to be the beneficial owners of more than five percent of any class of our capital stock based upon information publicly filed by such persons:

Title of Class	Name and Address of Beneficial Owner of Class	Amount of Beneficial Ownership		Percent of Class

Common	Jeffrey B. Bogatin 888 Park Avenue New York, NY 10021	5,086,201	(1)	19.77%
Common	Grand Cheer Co. Ltd. 16F Standard Chartered Bank Bldg 4-4A Des Voeux Road Central Hong Kong K3	3,663,589	(2)	13.81%
Common	Donald J. Gogel c/o Clayton, Dubilier & Rice, Inc. 375 Park Avenue 18th Floor New York, NY 10152	2,097,744	(3)	8.1%
Series D Preferred (Common)	OvenWorks, LLLP 645 Madison Avenue Suite 1500 New York, NY 10022	1,917,650 (50,766,379)	(4) (5)	89.92 (78.25)	% %

(1)	Based upon ownership reported in a Form 4 filed on February 13, 2004.
(2)	Based upon ownership reported in a Form 4 filed on March 5, 2004. Includes 800,000 shares issuable upon exercise of a warrant.
(3)

Based upon ownership reported in a Form 4 filed on October 30, 2003.  Includes 264,550 shares issuable upon exercise of warrants. Includes 83,000 shares held in a family trust of which. Mr. Gogel is a trustee. Mr. Gogel disclaims beneficial ownership of the shares held by the family trust.

(4)

Based upon a Schedule 13D filed on November 7, 2003.  Oven Management, Inc. is the sole general partner of OvenWorks, LLLP.  Richard Perlman, Chairman of the Company, is the sole shareholder, sole director and President of Oven Management, Inc.  By its terms, the Series D Preferred stock is convertible at any time (subject to adjustment) into 20 shares of Company Common Stock for each preferred share.  The Company currently does not have sufficient authorized Common Stock to reserve for conversion of all outstanding shares of Series D Preferred Stock.  The preferred stock held would be convertible into 38,353,000 shares of Common Stock.

(5)

Includes the following shares of Common Stock over which OvenWorks, LLLP has the right to vote, for limited purposes, pursuant to voting agreements:  8,749,790 shares beneficially owned by Messrs. Bogatin and Gogel (or their transferees) and 3,663,589 shares beneficially owned by Grand Cheer Co. Ltd. (or its transferee) (see footnotes 1, 2 and 3 and accompanying table entries).

Officers and Directors

          The following table sets forth information concerning the shares of TurboChef Common Stock (and Series D Preferred Stock, where indicated) that are beneficially owned by the following individuals:

•	each of TurboChef’s directors;

•	each of TurboChef’s named executive officers; and

•	all of TurboChef’s directors and executive officers as a group.

          Unless otherwise indicated, the listing is based on the number of TurboChef common shares held by such beneficial owners as of March 1, 2004. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

          The number of shares shown as beneficially owned by each beneficial owner in the table below includes shares that can be acquired by that beneficial owner through stock option exercises on or prior to April 30, 2004. In calculating the percentage owned by each beneficial owner, the Company assumed that all stock options that are exercisable by that person on or prior to April 30, 2004 are exercised by that person and the underlying shares issued. The total number of shares outstanding used in calculating the percentage owned assumes no exercise of options held by other beneficial owners.  Likewise, beneficial ownership of certain officers and directors is shown as if shares of Series D Preferred Stock has been distributed by OvenWorks, LLLP to its partners, and the officer or director (but no one else) has converted such preferred shares into shares of Common Stock.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class

Richard E. Perlman	6,352,591	(2)	19.80%
James K. Price	6,352,591	(3)	19.80%
J. Thomas Presby	425,000	(4)	1.63%
William A. Shutzer	6,142,215	(5)	19.27%
Raymond H. Welsh	717,205	(6)	2.71%
Sir Anthony Jolliffe	362,505	(7)	1.39%
James W. DeYoung	717,205	(8)	2.71%
Mark C. Mirken	613,846	(9)	2.33%
Jeffrey B. Bogatin	5,086,201	(10)	19.77%
Vincent A. Gennaro	-0-		—
All current directors and executive officers as a group (8 persons)	9,586,371	(11)	27.15%

(1)

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Percentages herein assume a base of 25,726,541 shares of common stock outstanding as of March 1, 2004.

(2)

Includes 208,333 shares of Common Stock issuable upon exercise of options and 6,042,092 shares issuable upon conversion of 302,105 shares of Series D Preferred Stock currently owned by OvenWorks, LLLP  and 102,166 shares issuable upon conversion of 5,108 shares of Series D Preferred Stock currently owned by Oven Management Inc., the general partner of OvenWorks. Excludes all other shares issuable upon conversion of Series D Preferred Stock held by OvenWorks, LLLP, although Mr. Perlman is the sole stockholder of Oven Management Inc., the general partner of OvenWorks. OvenWorks owns and controls an aggregate of 1,917,650 shares of Series D Preferred Stock convertible into 38,353,000 shares of common stock.  On a fully converted basis, OvenWorks would own and control 59.85% of the Common Stock and Mr. Perlman would control 59.98%. Current directors and executive officers (or their affiliates) would have beneficial ownership of an aggregate of 21,356,763 shares of the Company’s common stock if OvenWorks distributed such shares to its partners.

(3)

Includes 208,333 shares of Common Stock issuable upon exercise of options and 6,144,258 shares issuable upon conversion of 307,213 shares of Series D Preferred Stock currently owned by OvenWorks, LLLP.

(4)	Shares issuable upon conversion of 21,251 shares of Series D Preferred Stock currently owned by OvenWorks, LLLP.
(5)	Shares issuable upon conversion of 307,111 shares of Series D Preferred Stock currently owned by OvenWorks, LLLP.
(6)	Shares issuable upon conversion of 35,860 shares of Series D Preferred Stock currently owned by OvenWorks, LLLP.
(7)	Includes 150,000 shares of Common Stock issuable upon exercise of options and 212,505 shares issuable upon conversion of 10,625 shares of Series D Preferred Stock currently owned by OvenWorks, LLLP.
(8)	Shares issuable upon conversion of 35,860 shares of Series D Preferred Stock currently owned by OvenWorks, LLLP.
(9)	Shares issuable upon exercise of options.
(10)	See footnote 1 to 5% ownership table above and accompanying table entries.
(11)

Includes 633,333 shares issuable upon exercise of options and 8,953,038 shares issuable upon conversion of shares of Series D Preferred Stock currently owned by OvenWorks, LLLP.  Excludes 12,258,833 shares that would be issuable upon conversion of additional shares of Series D Preferred Stock that would be beneficially owned by all current directors and executive officers as a group (or their affiliates) if OvenWorks distributed such stock to its partners and the Company had sufficient authorized Common Stock to issue in conversion.

EQUITY COMPENSATION PLAN INFORMATION

          The following table sets forth as of December 31, 2003, information about our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	2,273,920	$2.26	3,463,728

Equity compensation plans not approved by security holders	6,411,000	1.84	0
Total	8,684,920	$1.95	3,463,728

Item 13. Certain Relationships and Related Transactions

          In July 2002, the Company issued a non-interest bearing promissory note in the amount of $1,000,000 to Grand Cheer Company Limited (“Grand Cheer”), a principal stockholder of the Company, which was secured by 350 ovens. The Company agreed to pay approximately $2,800 per oven upon five days of receipt of cash from the sale of the ovens. All of the ovens were sold and cash was received but no payment was made to Grand Cheer. The note was due on October 15, 2002. The note also provided that if the Company did not repay the note in full by October 15, 2002, all remaining unvested warrants (666,667 warrants) previously issued to Grand Cheer would immediately vest. The Company incurred a non-cash finance charge of $200,000 which was payable by offsetting the exercise price of the 1,000,000 warrants previously issued to Grand Cheer upon its purchase of the Company’s Series B Convertible Preferred Stock. The $200,000 finance charge was recorded as interest expense during the third quarter of 2002. Contemporaneously with its October 2003 private placement, the Company entered into a Settlement and Release Agreement with Grand Cheer to resolve claims relating to the note. In connection therewith, Grand Cheer exercised its rights to convert all of its shares of the Company’s Series B Preferred Stock, plus all accrued and unpaid dividends thereon, into 2,024,986 shares of the Company's Common Stock, agreed to reduce from 1,000,000 to 800,000 the number of shares of the Company's common stock issuable upon exercise of Grand Cheer's warrants and the Company agreed to pay Grand Cheer $1,200,000 in cash from the proceeds of the transaction, and issue to Grand Cheer 652,288 shares of its Common Stock. On November 4, 2003 the Company paid Grand Cheer $1,200,000 to settle its obligations under the note.

          On October 28, 2003, OvenWorks, LLLP entered into a Stock Purchase Agreement with TurboChef (the “Stock Purchase Agreement”), for the purchase of 1,932,650 shares of the Company’s Series D Preferred Stock.  The source of funds used for the acquisition of shares of Series D Preferred Stock by OvenWorks was capital contributions from the funds of the limited partners of OvenWorks, who include all of the current directors of the Company as well as James A. Cochran, an executive officer of the Company.  The general partner of OvenWorks is Oven Management, Inc., a corporation controlled by Richard Perlman, Chairman of the Company.  Percentage interests in OvenWorks by each of the directors and Mr. Cochran are detailed below.

Ownership Interest in OvenWorks, LLLP

Name of Management Member	Ownership Percentage in OvenWorks, LLLP (approximate)

Richard E. Perlman, Chairman	16.02%*
James K. Price, CEO	16.02%
William A. Shutzer, director	16.01%
Raymond Welsh, director	1.87%
J. Thomas Presby, director	1.11%
James DeYoung, director	1.87%
Sir Anthony Jolliffe, director	0.55%
James A. Cochran, CFO	2.49%

______________

*   Includes the interest held by Oven Management Inc.

          As a condition to OvenWorks entering into the Stock Purchase Agreement, Jeffrey J. Bogatin and Donald J. Gogel, each a holder of more than 5% of the Company’s Common Stock and former Chairman and director, respectively, of the Company, and Grand Cheer Company Limited, a holder of more than 5% of the Company’s Common Stock, each entered into a Voting Agreement with OvenWorks (together, the “Voting Agreements”).  Pursuant to the terms of the Voting Agreements, and the accompanying irrevocable proxies of each of Messrs. Bogatin and Gogel and Grand Cheer delivered pursuant thereto, OvenWorks and Oven Management, Inc. have been appointed as proxies and attorneys-in-fact to exercise certain limited voting and related rights with respect to the respective shares of Common Stock owned by each such stockholder and the shares of Common Stock which may thereafter be beneficially owned by each of them.  The voting rights granted under the Voting Agreements are limited to matters that may be voted upon in support of the preferred stock purchase and any vote for an amendment to the Company’s Certificate of Incorporation to increase the number of shares of authorized Common Stock. The Voting Agreements will terminate on the date of approval by the Company’s stockholders of such an amendment that increases the number of authorized shares of Common Stock to a number that permits the reservation by the Company, pursuant to the terms of the Certificate of Incorporation, of a sufficient number of shares of Common Stock to permit the conversion of all shares of Series D Preferred Stock held by OvenWorks.

          In connection with the Stock Purchase Agreement, the Company, OvenWorks, and Messrs. Bogatin and Gogel entered into a Stockholders’ Agreement dated as of October 28, 2003, which was amended on November 21, 2003 (the “Stockholders’ Agreement”).  Pursuant to the terms of the Stockholders’ Agreement:  (a) Messrs. Bogatin and Gogel agreed to a general 18-month prohibition on the transfer of their shares of capital stock of the Company and to a right of first refusal in favor of the Company and OvenWorks, subject to certain exceptions, including a quarterly trading allowance of 100,000 shares per calendar quarter for Mr. Bogatin and a monthly trading allowance of 10% of the average daily trading volume of the Company’s Common Stock for Mr. Gogel; (b) upon the request of holders of at least 20% of the shares of Series D Preferred Stock, the holders of shares of Series D Preferred Stock may make two demands on the Company to register all or a portion of the Series D Preferred Stock, or the Common Stock into which the shares of Series D Preferred Stock may be converted; and (c) the holders of shares of Series D Preferred Stock and Mr. Bogatin are entitled to unlimited piggy-back registration rights on registrations of the Company.

Item 14. Principal Accountant Fees and Services

                    Audit Fees and All Other Fees

Audit Fees

          Fees for audit services totaled approximately $165,000 in 2003 and approximately $109,000 in 2002, including fees associated with the annual audit, the reviews of the Company’s quarterly reports on Form 10-Q and annual reports on Form 10-K.

Audit-Related Fees

          Fees for audit related services totaled approximately $12,000 in 2003 and approximately $28,000 in 2002. Audit related services principally include accounting consultations.

Tax Fees

          The Company did not pay its principal accountant any fees for tax services, including tax compliance, tax advice and tax planning, in 2003 or in 2002.

All Other Fees

          The Company did not pay its principal accountant any other fees in 2003 or in 2002.

          The Audit Committee pre-approves all services for which the principal accountant is engaged.

          We have been advised by Ernst & Young LLP that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in the Company or its subsidiaries.

Part IV

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a)  The following documents are filed as part of this Report:

                 1.     Financial Statements.

                 2.     Financial Statement Schedules.

          The following Financial Statement Schedule for the Registrant is filed as part of this Report and should be read in conjunction with the Registrant’s Financial Statements:

Description	Page

Schedule II – Valuation and Qualifying Accounts	S-1

          Schedules other than the one listed above are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                 3.     Exhibits.

          The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

Exhibit No.		Description

2.1	—

Stock Purchase Agreement dated as of October 28, 2003 by and between the Registrant and OvenWorks, LLLP (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 10, 2003)

3.1	—	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Registrant’s Registration Statement on Form SB-2, Registration No. 33-75008)

3.2	—

Amendment to Certificate of Incorporation – Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the Commission on November 14, 2000)

3.3	—

Amendment to Certificate of Incorporation – Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission on April 16, 2001)

3.4	—

Amendment to Certificate of Incorporation – Certificate of Designation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Commission on May 15, 2002)

3.5	—

Amendment to Certificate of Incorporation – Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 10, 2003)

3.6	—	Restated By-Laws (incorporated by reference to Exhibit 3.2.2 to the Registrant’s Registration Statement on Form SB-2, Registration No. 33-75008)

4.1	—	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2, Registration No. 33-75008)

4.2	—	See Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of the Registrant’s Common Stock

10.1	—	1994 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.14.2 to the Registrant’s Registration Statement on Form SB-2, Registration No. 33-75008)

Exhibit No.		Description

10.2	—

Strategic Alliance Agreement dated as of September 26, 1997 by and between the Registrant and Maytag Corporation (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, filed with the Commission on November 14, 1997)

10.3	—

First Extension of the Project Agreement (RCAP-II) dated March 4, 1998 by and between the Registrant and Maytag Corporation (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Commission on March 31, 1998)

10.4	—

Commercial Cooking Appliance Project Agreement dated as of July 29, 1998 by and between TurboChef Technologies, Inc. and Maytag Corporation (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Commission on August 14, 1998)

10.5	—

Research and Development Contract dated July 29, 1999 by and between the Registrant and Gas Research Institute (incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the Commission on November 15, 1999)

10.6	—

License Agreement dated as of October 28, 1999 by and between the Registrant and Maytag Corporation (incorporated by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the Commission on November 15, 1999)

10.7	—

Promissory Note, dated March 15, 2000, executed by Jeffrey B. Bogatin in favor of the Registrant (incorporated by reference to Exhibit 10.38 to the First Amendment to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Commission on April 12, 2000)

10.8	—

Pledge Agreement, dated as of March 15, 2000, by and between Jeffrey B. Bogatin and the Registrant (incorporated by reference to Exhibit 10.39 to the First Amendment to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Commission on April 12, 2000)

10.9*	—

OEM Contract dated May 19, 2000 between the Registrant and Shandong Xiaoya Group (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Commission on April 15, 2002)

10.10	—

Settlement Agreement dated February 28, 2002 between the Registrant and Whitbread PLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Commission on April 15, 2002)

10.11*	—

Supplementary Agreement to the OEM Manufacturing Contract executed on March 27, 2002 between the Registrant and Shandong Xiaoya Group (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Commission on April 15, 2002)

10.12	—

Promissory Note dated July 11, 2002 issued to Grand Cheer Company Ltd. (incorporated by reference to Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed with the Commission on November 14, 2002)

10.13	—

Amendment #2 to Supplementary Agreement to the OEM Manufacturing Contract executed on December 12, 2002 between the Registrant and Shandong Xiaoya Group (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Commission on April 16, 2003)

Exhibit No.		Description

10.14	—

Non-Plan Option Agreement dated as of October 9, 2002 between the Registrant and Vince Gennaro (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Commission on April 16, 2003)

10.15	—

Stockholders’ Agreement dated as of October 28, 2003 by and among the Registrant, OvenWorks, LLLP, Jeffrey Bogatin and Donald Gogel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 10, 2003)

10.16	—

Voting Agreement dated as of October 28, 2003 by and among OvenWorks, LLLP, Jeffrey Bogatin and Donald Gogel (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 10, 2003)

10.17	—

Settlement and Release Agreement dated as of October 28, 2003 by and between the Registrant and Grand Cheer Company Limited (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 10, 2003)

10.18	—

Voting Agreement dated as of October 28, 2003 by and between OvenWorks, LLLP and Grand Cheer Company Limited (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 10, 2003)

10.19*	—	Equipment Supplier Approval Agreement dated as of March 5, 2004 by and among the Registrant, Doctor’s Associates, Inc. and Independent Purchasing Cooperative, Inc.

10.20	—	Consent to Transfer and First Amendment to Stockholders’ Agreement dated as of November 21, 2003 by and among the Registrant, OvenWorks, LLLP, Jeffrey Bogatin and Donald Gogel

10.21	—	TurboChef Technologies, Inc. 2003 Stock Incentive Plan

10.22	—	Form of Incentive Stock Option Agreement under the 2003 Stock Incentive Plan

10.23	—	Form of Non-Qualified Stock Option Agreement under the 2003 Stock Incentive Plan

10.24	—	Form of Non-Qualified Stock Option Agreement for Consultants under the 2003 Stock Incentive Plan

10.25	—	Employment Agreement, dated as of February 9, 2004, by and between the Registrant and Richard E. Perlman

10.26	—	Employment Agreement, dated as of February 9, 2004, by and between the Registrant and James K. Price

10.27	—	Employment Agreement, dated as of February 9, 2004, by and between the Registrant and James A. Cochran

23.1	—	Consent of BDO Seidman, LLP

23.2	—	Consent of Ernst & Young LLP

24.1	—	Power of Attorney (see signature page)

Exhibit No.		Description

31.1	—	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of these documents have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment of the omitted portions.

          (b)          Reports on Form 8-K:

          The following reports on Form 8-K were filed or furnished by the Registrant during the fourth quarter of the fiscal year covered by this Report:

Date Filed	Items Reported		Financial Statements Filed

November 10, 2003	Item 1 –	Changes in Control of Registrant	None
	Item 5 –	Other Events
	Item 7 –	Financial Statements, Pro Forma Financial
Information and Exhibits
	Item 9 –	Regulation FD Disclosure

SCHEDULE II
TURBOCHEF TECHNOLOGIES, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts
Year ended December 31, 2003	$169	$101	$—	$(51)	$219
Year ended December 31, 2002	70	100	—	(1)	169
Year ended December 31, 2001	86	—	—	(16)	70
Deferred Income Tax Asset Valuation Allowance
Year ended December 31, 2003	14,373	4,789	—	—	19,162
Year ended December 31, 2002	12,454	1,919	—	—	14,373
Year ended December 31, 2001	10,548	1,906	—	—	12,454

     All financial statement schedules not listed are omitted because they are inapplicable or the requested information is shown in the financial statements of the Registrant or in the related notes to the consolidated financial statements.

S-1

SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March, 2004.

TURBOCHEF TECHNOLOGIES, INC.

By: /s/ James K. Price

James K. Price
President and Chief Executive Officer

POWER OF ATTORNEY

                    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James K. Price and Richard E. Perlman, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard E. Perlman
Richard E. Perlman	Chairman of the Board and Director	March 29, 2004

/s/ James K. Price
James K. Price	Chief Executive Officer, President and Director (Principal Executive Officer)	March 29, 2004
/s/ James A. Cochran
James A. Cochran	Senior Vice President, Assistant Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2004
/s/ William A. Shutzer
William A. Shutzer	Director	March 29, 2004

/s/ Raymond H. Welsh
Raymond H. Welsh	Director	March 29, 2004

/s/ J. Thomas Presby
J. Thomas Presby	Director	March 29, 2004

/s/ James W. DeYoung
James W. DeYoung	Director	March 29, 2004

/s/ Anthony Jolliffe
Sir Anthony Jolliffe	Director	March 29, 2004

Report of Independent Auditors

We have audited the balance sheet of TurboChef Technologies, Inc. as of December 31, 2003, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended.  Our audit also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the 2003 financial statements referred to above present fairly in all material respects, the consolidated financial position of TurboChef Technologies, Inc. at December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 19, 2004

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
TurboChef Technologies, Inc.
Dallas, Texas

We have audited the accompanying balance sheet of TurboChef Technologies, Inc. as of December 31, 2002, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TurboChef Technologies, Inc. as of December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company’s recurring losses from operations, default on certain of its debts and its continued dependence on access to external financing and need for additional sales raise substantial doubt about its ability to continue as a going concern. Management plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BDO Seidman, LLP

Dallas, Texas
March 15, 2003

TurboChef Technologies, Inc.
Balance Sheets
(In thousands, except share data)

	December 31,

	2003	2002

Assets

Current assets:
Cash and cash equivalents	$8,890	$629
Accounts receivable, net of allowance of $219 and $169, respectively	515	1,682
Other receivables, net	8	735
Inventory	1,470	1,954
Prepaid expenses	290	79

Total current assets	11,173	5,079

Property and equipment, net	101	170

Other assets	157	138

Total assets	$11,431	$5,387

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$314	$1,113
Other payables	1,445	1,445
Accrued expenses	841	583
Notes payable	380	1,359
Deferred revenue	295	—
Accrued warranty and upgrade costs	928	1,046

Total current liabilities	4,203	5,546

Commitments and contingencies

Convertible, redeemable preferred stock	12,605	—

Stockholders’ equity (deficit):
Preferred stock, $1 par value, authorized 5,000,000 shares, issued 30,000 shares at December 31, 2002	—	2,430
Common stock, $.01 par value, authorized 50,000,000 shares, issued 25,474,018 and 19,058,526 shares at December 31, 2003 and 2002, respectively	255	191
Additional paid-in capital	55,460	46,513
Accumulated deficit	(60,598)	(46,312)
Notes receivable for stock issuances	(43)	(2,530)
Treasury stock—at cost 32,130 shares	(451)	(451)

Total stockholders’ deficit	(5,377)	(159)

Total liabilities and stockholders’ deficit	$11,431	$5,387

The accompanying notes are an integral part of these financial statements.

TurboChef Technologies, Inc.
Statements of Operations
(In thousands, except share data)

	Years Ended December 31,

	2003	2002	2001

Revenues	$4,340	$7,996	$3,230

Costs and expenses:
Cost of goods sold	2,338	4,715	1,592
Research and development expenses	897	413	774
Selling, general and administrative expenses	6,523	8,481	6,890
Compensation and severance related to termination of former officers and directors	7,585	—	—

Total costs and expenses	17,343	13,609	9,256

Operating loss	(13,003)	(5,613)	(6,026)

Other income (expense):
Interest income	128	147	170
Interest expense and debt extinguishment costs	(1,105)	(226)	(195)
Gain on disposal of assets	—	—	12
Other (expense) income	(111)	108	8

	(1,088)	29	(5)

Net loss	$(14,091)	$(5,584)	$(6,031)

Preferred stock dividends	(195)	(270)	(305)
Beneficial conversion feature of Series D preferred stock	(12,605)	—	—
Beneficial conversion feature of Series B preferred stock	—	—	(380)

Net loss applicable to common stockholders	$(26,891)	$(5,854)	$(6,716)

Loss per common share—basic and diluted	$(1.32)	$(0.31)	$(0.41)

Weighted average number of common shares outstanding—basic and diluted	20,392,724	18,903,708	16,206,808

The accompanying notes are an integral part of these financial statements.

TurboChef Technologies, Inc.
Statements of Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Preferred Stock		Common stock		Additional paid- in capital	Accumulated deficit

	Shares	Amount	Shares	Amount

Balance, January 1, 2001	21,000	$2,100	15,728,423	$157	$35,878	$(33,742)

Net loss	—	—	—	—	—	(6,031)

Compensation expense	—	—	—	—	274	—
Interest on notes receivable for stock issuances	—	—	—	—	—	—
Issuance of preferred stock	30,000	2,430	—	—	—	—
Preferred stock dividend	—	—	—	—	—	(305)
Beneficial conversion of preferred stock	—	—	—	—	760	(380)
Issuance of warrants	—	—	—	—	615	—
Issuance of common stock	—	—	2,689,790	27	6,101	—

Balance, December 31, 2001	51,000	4,530	18,418,213	184	43,628	(40,458)

Net loss	—	—	—	—	—	(5,584)

Compensation expense, primarily related to stock options granted for services	—	—	—	—	238	—
Notes receivable for stock issuances	—	—	—	—	—	—
Interest on notes receivable for stock issuances	—	—	—	—	—	—
Preferred stock dividend	—	—	—	—	—	(270)
Conversion of preferred stock to common stock	(21,000)	(2,100)	459,821	5	2,095	—
Issuance of warrants	—	—	—	—	72	—
Issuance of common stock	—	—	36,332	1	24	—
Preferred stock dividends paid through issuance of common stock	—	—	144,160	1	456	—

Balance, December 31, 2002	30,000	2,430	19,058,526	191	46,513	(46,312)

Net loss	—	—	—	—	—	(14,091)

Compensation expense, primarily related to stock options granted for services	—	—	—	—	1,142	—
Cancellation of notes receivable for stock issuances	—	—	(840,000)	(8)	(1,672)	—
Interest on notes receivable for stock issuances	—	—	—	—	—	—
Beneficial conversion of Series D preferred stock	—	—	—	—	12,605	—
Deemed dividend for beneficial conversion feature	—	—	—	—	(12,605)	—
Conversion of preferred stock to common stock	(30,000)	(2,430)	2,793,650	28	2,402	—
Preferred stock dividends paid through issuance of common stock	—	—	773,696	8	388	(195)
Issuance of common stock for non-compete and release agreements	—	—	3,452,300	34	6,470	—
Other issuances of common stock			235,846	2	217	—

Balance, December 31, 2003	—	$—	25,474,018	$255	$55,460	$(60,598)

The accompanying notes are an integral part of these financial statements.

TurboChef Technologies, Inc.
Statements of Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Notes receivable for stock issuances	Treasury stock	Total stockholders’ equity

Balance, January 1, 2001	$(2,274)	$(451)	$1,668

Net loss	—	—	(6,031)

Compensation expense	—	—	274
Interest on notes receivable for stock issuances	(132)	—	(132)
Issuance of preferred stock	—	—	2,430
Preferred stock dividend	—	—	(305)
Beneficial conversion of preferred stock	—	—	380
Issuance of warrants	—	—	615
Issuance of common stock	—	—	6,128

Balance, December 31, 2001	(2,406)	(451)	5,027

Net loss	—	—	(5,584)

Compensation expense	—	—	238
Notes receivable for stock issuances	8	—	8
Interest on notes receivable for stock issuances	(132)	—	(132)
Preferred stock dividend	—	—	(270)
Conversion of preferred stock to common stock	—	—	—
Issuance of warrants	—	—	72
Issuance of common stock	—	—	25
Preferred stock dividends paid through issuance of common stock	—	—	457

Balance, December 31, 2002	(2,530)	(451)	(159)

Net loss	—	—	(14,091)

Compensation expense, primarily related to stock options granted for services	—	—	1,142
Cancellation of notes receivable for stock issuances	2,596	—	916
Interest on notes receivable for stock issuances	(109)	—	(109)
Beneficial conversion of preferred stock	—	—	12,605
Deemed dividend for beneficial conversion feature	—	—	(12,605)
Conversion of preferred stock to common stock	—	—	—
Preferred stock dividends paid through issuance of common stock	—	—	201
Issuance of common stock for non-compete and release agreements	—	—	6,504
Other issuances of common stock	—	—	219

Balance, December 31, 2003	$(43)	$(451)	$(5,377)

The accompanying notes are an integral part of these financial statements.

TurboChef Technologies, Inc.
Statements of Cash Flows
(In thousands)

	Years Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net loss	$(14,091)	$(5,584)	$(6,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	264	530	454
Discount on convertible note	—	—	190
Non-cash interest on notes receivable from employees and directors	(109)	(132)	(132)
Non-cash interest and debt extinguishment costs on non-interest bearing promissory note	904	200	—
Non-cash compensation expense	7,995	110	49
Provision for doubtful accounts	101	99	(16)
Provision for uncollectible other receivables	735	—	—
Foreign exchange loss	117	—	—
Gain on disposal of assets	—	—	(12)
Changes in operating assets and liabilities:
Accounts receivable	1,109	(802)	456
Inventories	360	(280)	(507)
Prepaid expenses and other assets	(258)	(18)	255
Accounts payable	(809)	795	(1,375)
Accrued expenses	(11)	293	7
Deferred revenue	295	—	—

Net cash used in operating activities	(3,398)	(4,789)	(6,662)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements, net	(33)	(113)	(172)

Cash flows from financing activities:
Proceeds from the sale of preferred stock, net	12,605	—	2,000
Issuance of convertible note	—	—	1,000
Proceeds from note payable	—	1,000	327
Payment of note payable	(1,000)	—	—
Payment of broker commission on the sale of common stock	—	(25)	—
Proceeds from the sale of common stock	—	—	6,049
Proceeds from the exercise of stock options	87	50	539
Repayments of notes receivable from employees	—	8	—

Net cash provided by financing activities	11,692	1,033	9,915

Net increase (decrease) in cash and cash equivalents	8,261	(3,869)	3,081
Cash and cash equivalents at beginning of year	629	4,498	1,417

Cash and cash equivalents at end of year	$8,890	$629	$4,498

Supplemental disclosures of noncash activities:
Noncash financing activity—beneficial conversion of preferred stock	$12,605	$—	$380

Noncash financing activity—conversion of preferred stock to common stock	$2,430	$2,100	$—

Noncash financing activity—conversion of note payable to preferred stock	$—	$—	$810

Noncash financing activity—interest on notes receivable from stock issuances	$109	$132	$132

Noncash financing activity—accrued preferred stock dividend	$—	$270	$305

Noncash financing activity—preferred stock dividends paid through the issuance of common stock	$396	$457	$—

Noncash investing activity—cancellation of note receivable for stock issuance	$2,596	$—	$—

The accompanying notes are an integral part of these financial statements.

TurboChef Technologies, Inc.
Notes to Financial Statements

1.	NATURE OF OPERATIONS AND GENERAL

TurboChef Technologies, Inc. (“the Company”) was incorporated in the State of Delaware on April 3, 1991. The Company is engaged in designing, developing and marketing its proprietary rapid cook technologies. The Company’s primary markets are with commercial food service operators throughout North America, the United Kingdom, Europe and Asia. Management believes that the Company operates in one primary business segment.

TurboChef’s capital requirements in connection with its product and technology development and marketing efforts have been and will continue to be significant. Since its inception, the Company has incurred significant operating losses. As shown in the financial statements, the Company incurred a net loss applicable to common stockholders of $26.9 million for 2003 and has an accumulated deficit of $60.6 million as of December 31, 2003.

As of December 31, 2002, and through much of 2003, the Company had been unable to raise the necessary capital to continue normal business operations and expand the Company’s operations. The Company’s working capital as of December 31, 2002 and during much of 2003 was severely limited and the Company delayed payments to critical suppliers of parts, delayed purchases of ovens and extended other accounts payables to preserve cash. As of December 31, 2002, the Company required additional financing to support operations and, in the event the Company’s cash position did not improve, the Company might not have been able to meet its critical obligations. Taken together as of December 31, 2002, these factors impacted the Company’s ability to operate as a going concern as of that date. As a result of these conditions, the independent certified public accountant’s report on the Company’s financial statements for the year ended December 31, 2002 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.

In October 2003, the Company received $12.6 million net proceeds from the sale of preferred stock in a private placement (Note 9). In March 2004, the Company announced that it had been selected as the exclusive worldwide supplier of rapid cook ovens to one of the world’s largest quick service restaurant franchises (Note 3). Management believes that the working capital provided by the private placement and the cash flows from this major new agreement enable the Company to adequately fund its operations and growth.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements reflect the application of certain accounting policies described below and elsewhere in the notes to the financial statements.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts owed to the Company for the sale of its products in the normal course of business. Accounts receivable consist of monies owed in US Dollars, British Pounds and Euros. Accounts receivable originally denominated in British Pounds and Euros are translated into US Dollars with a transaction gain or loss recorded at such time. Accounts receivable is reported net of allowance for doubtful accounts. Additions to the allowance are based on ongoing credit evaluations of customers and general credit experience has been within the range of management’s expectations.

Inventories

Inventories are valued at the lower of cost or market and primarily consist of ovens (finished goods) and parts for use in production or as replacements. The Company determines cost for ovens by the specific cost method. Freight costs are included in costs of goods sold. Ovens used for demonstration and testing are generally depreciated over a one-year period. Depreciation for demonstration ovens was $124,000, $183,000 and $91,000 for the years ended December 31, 2003, 2002 and 2001 respectively. Inventory consists of the following at December 31:

	2003	2002

	(In thousands)
Finished goods—ovens	$371	$1,135
Demonstration inventory, net	70	124
Parts inventory, net	1,029	695

	$1,470	$1,954

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets and accelerated methods for income tax purposes. Computer equipment is generally depreciated over a three-year period. All other property and equipment are generally depreciated over a five-year period.

Deferred Revenue

Deposits received from customers for future purchases of cooking systems and any other amounts received in advance of completion of the earning process is recorded as deferred revenue. Deferred revenue amounts will be recognized when the cooking systems are delivered and/or installed for the customer as required by the specific nature of the sales transaction.

Other Assets

Other assets consist primarily of capitalized patent costs, which include outside legal fees incurred in the registration of the Company’s patents. These costs are amortized over their economic lives, ranging from four to ten years. Amortization of other assets was $28,000, $24,000 and $34,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Research and Development Expenses

Research and development expenses consist of salaries and other related costs incurred for personnel and departmental operations in planning, design and testing of the rapid cook ovens. Research and development expenditures are charged to operations as incurred.

Product Warranty

The Company’s ovens are warranted against defects in material and workmanship for a period of one year. Anticipated future warranty costs are estimated, based upon historical expenses, and are recorded in the period cooking systems are sold. Periodically, the Company’s warranty reserve is reviewed to determine if the reserve is sufficient to cover estimated repair costs associated with the remaining ovens under warranty. At this time, the Company believes that, based upon historical data, the current warranty reserve is sufficient to cover the costs associated. If warranty costs trend higher, the Company would need to recognize a higher initial reserve as well as adjust the estimated amounts necessary to cover all ovens remaining under warranty. Any such additional reserves would be charged to cost of goods sold.

Revenue Recognition

Revenue is recognized when substantially all obligations relating to a sale are completed. If the terms of a sale require installation, the revenue cycle is substantially complete after installation has occurred, accordingly, in such cases revenue is recognized once the installation is complete. For sales where the customer has assumed the installation responsibility or for sales to designated agents, substantially all obligations are complete at the time of shipment to the customer or the customer’s designated agent. Revenue for the sale of replacement parts, ceramic platters, cooking utensils and proprietary oven cleaner is recorded upon shipment to the customer. Reserves for sales returns and allowances are recorded in the same accounting period as the related revenues and are not significant as of December 31, 2003 and 2002.

Cost of Goods Sold

Cost of goods sold is calculated based upon the actual cost of the oven, the cost of any accessories supplied with the oven, an allocation of cost for delivery, duties and taxes for the importation of the oven and a reserve for warranty. Cost of sales does not include any cost allocation for administrative and support services required to deliver or install the oven or an allocation of costs associated with the quality control of the Company’s contract manufacturer. These costs are recorded within selling, general and administrative expenses.

Shipping and Handling Costs

Costs related to the shipment of products to customers are included in cost of goods sold.

Advertising Expenses

Advertising and promotion costs are expensed as incurred and amounted to nil, $30,000 and $5,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Foreign Exchange

During the years ended December 31, 2003 and 2002, approximately 37% and 26%, respectively, of the Company’s revenues were derived from sales outside of the United States. These sales and subsequent accounts receivable, the salaries of employees located outside of the United States and approximately 12% of selling, general and administrative expenses are denominated in foreign currencies, principally British Pounds and Euros. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the US dollar. In addition, trade terms with customers outside of the United States are longer than with customers inside of the United States, which increases the potential of foreign exchange gains or losses. At this time, the Company does not engage in any hedging activities.

Income Taxes

The Company accounts for income taxes using the liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred income tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date. The Company recognizes and adjusts the deferred tax asset valuation allowance based on judgments as to future realization of the deferred tax benefits supported by demonstrated trends in the Company’s operating results.

Loss Per Common Share

Basic net loss per common share is computed by dividing net loss, plus the dividends and dividend equivalents on preferred stock, by the weighted average number of common shares outstanding. For the years ended December 31, 2003, 2002 and 2001, net loss applicable to common stockholders is as follows:

	2003	2002	2001

	(In thousands)
Net loss	$(14,091)	$(5,584)	$(6,031)
Beneficial conversion of preferred stock	(12,605)	—	(380)
Preferred stock dividends	(195)	(270)	(305)

Net loss applicable to common stockholders	$(26,891)	$(5,854)	$(6,716)

Diluted net loss per common share is computed by dividing net loss, adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potentially dilutive securities. For the years ended December 31, 2003, 2002 and 2001, potentially dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. For the year ended December 31, 2003, the potentially dilutive securities include options and warrants, which are convertible into 11,204,690 shares of common stock and 2,132,650 of convertible preferred stock, which was convertible into 42,653,000 shares of common stock dependent upon the Company’s ability to secure shareholder approval to increase the number of authorized common shares.  For the year ended December 31, 2002, the potential dilutive securities included 8,454,696 shares for options and warrants and 2,793,651 shares attributable to convertible preferred stock. For the year ended December 31, 2001, the potential dilutive securities include 5,986,977 shares for options and warrants and 3,306,118 shares attributable to convertible preferred stock.

Stock-Based Employee Compensation

The Company accounts for its stock-based employee compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related technical interpretations. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation requires companies that elect not to account for stock-based compensation as prescribed by that statement to disclose, among other things, the pro forma effects on operations as if SFAS No. 123 had been adopted. SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure provides for alternative methods of transitioning to SFAS No. 123. It also amends the disclosure provisions of SFAS No. 123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148’s amendment of the transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of APB Opinion No. 28 is effective for interim periods beginning after December 15, 2002. The Company will continue to use the intrinsic value method of accounting for stock-based compensation as allowed by SFAS No. 148 and make the appropriate disclosures.  Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of employee stock options equals or exceeds the market value of the underlying stock on the dates of grant.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information, based on the options held by the Company’s employees, is as follows:

	2003	2002	2001

	(In thousands except per share amounts)
Net loss applicable to common stockholders, as reported	$(26,891)	$(5,854)	$(6,716)

Deduct: Employee stock-based compensation income (expense), net of forfeitures	1,749	(1,344)	(747)

Pro forma net loss applicable to common stockholders	$(25,142)	$(7,198)	$(7,463)

Net loss applicable to common stockholders per share – basic and diluted:
As reported	$(1.32)	$(.31)	$(.41)

Pro forma	$(1.23)	$(.38)	$(.46)

The per share weighted-average fair value of stock options granted during 2003, 2002 and 2001 was $1.57, $0.97 and  $1.67, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: For 2003, a risk-free interest rate, ranging from 3.65% to 4.31%; expected life, ranging from one to three years; expected dividend yield 0%; and volatility, ranging from 51% to 174%.  For 2002, a risk-free interest rate, ranging from 4.24% to 5.22%; expected life, ten years; expected dividend yield 0%; and volatility, 40%. For 2001, a risk-free interest rate, ranging from 4.25% to 5.30%; expected life, ten years; expected dividend yield, 0%; and volatility, 41%.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant estimates reflected in these financial statements include the beneficial conversion feature applicable to the Company’s issuance of convertible preferred stock, accrued expenses and valuation of stock-based compensation.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, note receivable from employees and directors, accounts payable, accrued expenses, and note payable approximates fair value due to the short maturity of these instruments. The fair value of the mezzanine equity represented by convertible, redeemable preferred stock approximates its carrying value at December 31, 2003 based on the value of the consideration paid and the conversion and redemption terms as outlined in the certificate of designations for this instrument.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less estimated sales expenses. Management believes no impairment exists as of December 31, 2003.

Reclassifications

Certain amounts in prior period financial statements have been reclassified to conform to current year presentation.

New Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, which amended SFAS No. 123. The Standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Statement is effective for financial statements with fiscal years ending after December 15, 2002. In compliance with SFAS 148, the Company has elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation arrangements as defined by APB Opinion No. 25 and will make the applicable disclosures.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“FIN No. 46”). FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity, to decide whether to consolidate that entity for financial reporting purposes. The Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  Adoption of this Standard did not have a material effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS No. 150 did not materially impact the Company’s results of operations or financial position and SFAS No. 150 does not impact the Series D Preferred Stock as it is not mandatorily redeemable.

3.	LONG-TERM CONTRACTS

In the second quarter of 2000, the Company entered into a manufacturing agreement with the Shandong Xiaoya Group, Ltd. (“Xiaoya”) in China in which Xiaoya was granted the exclusive manufacturing rights for the Company’s current oven. In March 2002, the Company agreed to purchase 5,000 ovens from Xiaoya over a seventeen-month period. In December 2002, this purchase requirement was extended for an additional 12 months to August 2004 and the purchase minimum reduced to 200 ovens per month. Contemporaneously with the October 2003 private placement, the Company entered into a Settlement, Release Agreement and Third Amendment to its manufacturing agreement with Xiaoya to resolve potential claims and further reduce the monthly purchase commitment. Pursuant to this agreement the Company made a payment in full satisfaction of all amounts then due to Xiaoya. In exchange, Xiaoya agreed to release the Company from any claims Xiaoya may have had as of the signing of the agreement and reduced the Company’s monthly minimum purchase requirement of ovens to a level more in line with near-term sales expectations. Under the present terms of the agreement, the Company is committed to minimum purchases of approximately $250,000 per month. In addition, in connection with the manufacturing agreement the Company is required to use working capital to purchase certain component parts supplied to Xiaoya for use in the ovens.

On March 8, 2004, the Company announced that it had reached agreement with Subway Restaurants to be the exclusive supplier of rapid cook ovens to more than 20,000 Subway® franchisees worldwide. TurboChef expects to start delivering ovens to Subway® restaurants in the U.S. during the second quarter of 2004. The Company has also entered into an agreement with a domestic contract manufacturer for production of these ovens.

4.	CONCENTRATION OF BUSINESS RISKS

The Company is generally subject to the financial well being of the business of commercial food service operators and related equipment; however, management does not believe that there is significant credit risk with respect to trade receivables. For the year ended December 31, 2003, 38% of the Company’s sales were made to two customers.  For the years ended December 31, 2002 and 2001, respectively, 45% and 35% of the Company’s direct sales were made to one customer.

5.	DEBT

In January 2003, Maytag obtained a summary judgment against TurboChef in the amount of $359,372 related to debt arising from a 2001 purchase of oven and parts inventory. The note, which bore interest at the prime rate plus 2%, was not paid according to its terms, has been in default since November 2002 and is recorded as a liability as of December 31, 2003 in the amount of approximately $380,000 including estimated additional interest. In March 2004, the Company remitted to Maytag payment for the summary judgment and estimated additional interest. In addition, the Company had $1.4 million of other payables on its balance sheets at December 31, 2003 and 2002 related to amounts due to Maytag for parts purchases. The Company believes that ultimately these obligations will be incorporated into resolution of the litigation issues between the parties which are now under arbitration (Note 13).

In July 2002, the Company issued a non-interest bearing promissory note in the amount of $1.0 million to Grand Cheer Company Limited (“Grand Cheer”), a principal stockholder of the Company, which was secured by proceeds from the future sale of 350 ovens.  All of the ovens were sold and the cash was received but no payment was made to Grand Cheer. The note was due on October 15, 2002. The note provided that if the Company did not repay the note in full by October 15, 2002, all remaining unvested warrants for the purchase of the Company’s common stock (666,667 warrants) previously issued to Grand Cheer would immediately vest. In connection with the issuance of the note, the Company incurred a non-cash finance charge of $200,000 which was payable by offsetting the exercise price of the 1,000,000 warrants previously issued to Grand Cheer upon its purchase of the Company’s Series B Convertible Preferred Stock.

Contemporaneously with the October 2003 private placement (Note 9), the Company entered into a Settlement and Release Agreement with Grand Cheer to resolve claims relating to the note. In connection therewith, Grand Cheer (i) exercised its rights to convert all of its shares of the Company’s Series B Convertible Preferred Stock, plus all accrued and unpaid dividends thereon, into 2,024,986 shares of the Company’s Common Stock and (ii) agreed to reduce from 1,000,000 to 800,000 the number of shares of the Company’s common stock issuable upon exercise of Grand Cheer’s warrants. The Company agreed to pay Grand Cheer $1.2 million in cash from the proceeds of the sale of its Series D preferred stock to settle its obligations under the note and issue Grand Cheer 652,288 shares of its Common Stock. Grand Cheer also entered into a voting agreement granting its irrevocable proxy with respect to certain transactions to the investor in the private placement. The $1.1 million fair value of the aggregate consideration in the exchange in excess of the face value of the obligation was recorded as interest and debt extinguishment costs in the 2003 statement of operations.

6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2003	2002

	(In thousands)
Leasehold improvements	$235	$235
Furniture and fixtures	685	685
Equipment	345	302

	1,265	1,222

Less accumulated depreciation	(1,164)	(1,052)

	$101	$170

Depreciation expense was $112,000, $323,000 and $315,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

7.	ACCRUED WARRANTY AND UPGRADE COSTS

The Company generally provides a one-year parts and labor warranty on its ovens. Provisions for warranty claims are recorded at the time products are sold and are reviewed and adjusted periodically by management to reflect actual and anticipated experience.

In September 1999, the Company entered into an agreement to upgrade and warranty 262 ovens installed for Whitbread. The Company received approximately $1.4 million from Whitbread to complete the upgrade and provide a three-year extended warranty to each of the ovens. The oven upgrades included design changes that were to substantially increase the life and durability of the ovens. These upgrades were completed in February 2000. The $1.4 million had been used to offset expenses relating to the upgrade and warranty as incurred. Through 2000, the Company incurred $1.7 million for expenses in excess of payments from Whitbread, relating to the completion of the upgrade and repairs during the remainder of the warranty period. No additional costs have been incurred since 2000. In February 2002, the Company and Whitbread entered into a new agreement to terminate the September 1999 upgrade and extended warranty agreement. Under the new agreement, TurboChef was required to pay Whitbread £460,000 (approximately $670,000) plus VAT (value added tax) over a 24-month period. In return, Whitbread would release TurboChef from its obligation to continue its warranty.  On signing the agreement, TurboChef made an initial payment to Whitbread of £50,000 (approximately $72,000) plus VAT and committed to pay £15,000 (approximately $22,000) plus VAT per month for the next 24 months, with a final payment of £50,000 plus VAT due the final month. Upon entering into this agreement, the Company recorded an adjustment to reduce the warranty liability by $190,000, the amount by which the amount of the warranty liability related to Whitbread exceeded the amount to be paid under the agreement. The Company has not made any payments since November 2002 and is currently in default of the agreement. As a result of the default, an estimated warranty liability of $190,000 was recorded as of December 31, 2002. Other than a provision for the estimated effects of foreign exchange, there was no activity in the Company’s liability related to the Whitbread agreement in 2003.

An analysis of changes in the liability for product warranty claims, including amounts related to Whitbread (as adjusted for the impact of foreign exchange), is as follows for the years ended December 31:

	2003	2002	2001

	(In thousands)
Whitbread:

Balance at beginning of year	$612	$670	$871
Provision for warranties	—	—	—
Warranty expenditures	—	(248)	(11)
Adjustments	—	190	(190)
Currency fluctuations	117	—	—

Balance at end of year	729	612	670

Other:
Balance at beginning of year	434	368	20
Provision for warranties	274	290	476
Warranty expenditures	(509)	(224)	(128)

Balance at end of year	199	434	368

Total:

Whitbread	729	612	670

Other	199	434	368

Balance at end of year	$928	$1,046	$1,038

8.	INCOME TAXES

The following is a reconciliation of the provision (benefit) for income taxes at the U.S. federal income tax rate to the income taxes reflected in the statements of operations for the years ended December 31:

	2003	2002	2001

	(In thousands)
Expected income tax benefit	$(4,791)	$(1,899)	$(2,050)
Other	2	(20)	144
Changes in deferred income tax asset valuation allowance	4,789	1,919	1,906

Benefit for income taxes	$—	$—	$—

The components of the Company’s net deferred tax assets were as follows:

	December 31

	2003	2002

	(In thousands)
Deferred income tax assets:

Warranty reserves	$315	$291
Basis difference of other current assets	180	135

Total current deferred income tax assets	495	426

Net operating loss carryforwards	17,031	13,430
Basis difference of intangible assets	1,349	—
Research and development credit carryforwards	245	245
Basis difference of other long-term assets	42	272

Total non-current deferred income tax assets	18,667	13,947

Total gross deferred income tax assets	19,162	14,373
Less deferred income tax asset valuation allowance	(19,162)	(14,373)

Net deferred income tax assets	$—	$—

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the historical operating results of the Company, management is unable to conclude on a more likely than not basis that the deferred income tax assets will be realized. Accordingly, the Company recorded a valuation allowance equal to 100% of the net deferred income tax assets at December 31, 2003 and 2002, respectively.

At December 31, 2003, the Company has net operating loss carryforwards for federal income tax purposes of $50.1 million, which may be used against future taxable income, if any, and which expire in years 2009 to 2023.  Additionally, the Company has $220,000 in income tax deductions related to stock option exercises the tax effect of which will be reflected as a credit to additional paid-in capital when realized.  In October 2003 a change in ownership took place (Note 9), which for income tax purposes under Internal Revenue Code Section 382, limits the annual utilization of approximately $42.6 million of these carryforwards and could cause some amount of the carryforwards to expire before they are utilized.

The Company also has research and development credit carryforwards of approximately $245,000, which may be used to offset future federal tax liability, if any. Such credit also may be subject to limitations.

9.	PRIVATE PLACEMENT OF SERIES D PREFERRED STOCK AND RELATED EVENTS

On October 28, 2003, the Company completed a private placement of 2,132,650 shares of its new Series D Convertible Preferred Stock, par value $1.00 per share (the “Series D Preferred Stock”) to OvenWorks, LLLP (“OvenWorks”) and to certain other investors for whom OvenWorks served as nominee.  At the time of issuance, the shares of Series D Preferred Stock issued in the private placement were convertible into an aggregate of 42,653,000 shares of the Company’s common stock, which represented approximately 58% of the Company’s total equity on a fully diluted, as converted basis (i.e. assuming that all outstanding options, warrants and other rights for the purchase of common stock would have been exercised, and all outstanding shares of all series of the Company’s preferred stock, including the Series D Preferred Stock, would have been converted into common stock). Net proceeds to the Company of $12.6 million have and will be used to satisfy existing obligations and to fund the Company’s working capital needs, including product development and manufacturing, sales and marketing and other general corporate purposes.

OvenWorks is a newly formed Georgia limited liability limited partnership of which Oven Management, Inc., a Georgia corporation controlled by Richard E. Perlman, serves as the general partner. OvenWorks’ funding for purchase of the Series D Preferred Stock was obtained through the sale of interests in OvenWorks, LLLP to individual investors.

In connection with the private placement, Jeffrey B. Bogatin and Donald J. Gogel resigned from their board and officer positions with the Company. The Company appointed new officers and directors.

Shares of the Series D Preferred Stock rank senior to all other classes of stock of the Company as to liquidation, dividends, redemption and other payments or distributions. Holders of Series D Preferred Stock also have redemption rights (to the extent they are unable to convert all or part of their shares to common stock of the Company at December 31, 2004), preemptive rights, and demand and piggy-back registration rights with respect to their shares. Holders of Series D Preferred Stock are entitled to vote as a class in connection with certain matters, are generally entitled to vote together with the holders of the Company’s common stock on an as converted basis, and are also entitled to elect two-thirds of the members of the Company’s Board of Directors.

At December 31, 2003, the Company did not have enough shares of authorized but unissued common stock to permit conversion of all of the shares of Series D Preferred Stock. Accordingly, the Series D Preferred Stock is considered redeemable preferred stock until a formal proxy statement is filed to approve the authorization of additional shares of the Company’s common stock. Therefore, the Company has recorded $12.6 million; the aggregate consideration paid for such shares, as mezzanine equity.

The shares of Series D Preferred Stock are immediately convertible, and such shares also have beneficial conversion characteristics. In accordance with the guidance of Emerging Issues Task Force No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments,  the Company recorded $12.6 million as a deemed dividend representing the estimated value of the beneficial conversion feature.

In connection with the private placement, Messrs. Bogatin and Gogel agreed to a general 18-month prohibition on the transfer of their shares of capital stock of the Company, and to a right of first refusal in favor of the Company and OvenWorks, subject to a monthly trading allowance based on the average daily trading volume of the Company’s common stock. Messrs. Bogatin and Gogel also entered into voting agreements pursuant to which they agreed to vote all their shares of the Company’s common stock in favor of, among other things, any proposal to amend the Company’s Certificate of Incorporation to increase the amount of the Company’s authorized capital stock.  Mr. Gogel exercised his right to convert all of his shares of the Company’s Series C Preferred Stock, plus all accrued and unpaid dividends thereon, into 803,565 shares of the Company’s common stock. Messrs. Bogatin and Gogel also have each entered into a non-competition agreement and a release agreement in favor of the Company in consideration for which Messrs. Bogatin and Gogel received an aggregate of 2,433,333 and 366,667 shares of the Company’s common stock, respectively. The $5.6 million fair value of the shares issued for the non-compete agreements and the release agreements is deemed compensation with no benefit to future periods and is included in compensation and severance related to termination of former officers and directors in the statement of operations for the year ended December 31, 2003.

Prior to the private placement, Messrs. Bogatin and Gogel agreed to the termination of all of their outstanding options to purchase the Company’s common stock. Additionally, the Company agreed to cancel the obligations of Messrs. Bogatin and Gogel to pay the Company $2,000,000 and $100,000, respectively, under certain promissory notes delivered by them to the Company in connection with their exercise of stock options in 1999 and 2000. In return, Messrs. Bogatin and Gogel agreed to the cancellation of the 800,000 and 40,000 shares respectively, of the Company’s common stock acquired by them in connection with such option exercises. The transactions resulted in a $916,000 compensation charge which is also included in compensation and severance related to termination of former officers and directors in the statement of operations for the year ended December 31, 2003.

In connection with the appointment of new officers and directors resulting from the private placement transaction, the Company also terminated the employment of two other former officers. The terms of the severance arrangements entered into included a commitment for future cash payments and, for one former officer, a grant of options to purchase 200,000 shares of the Company’s common stock at less than fair market value at the grant date and, for the other former officer, modifications of vesting for options previously granted. These transactions resulted in a compensation charge which, together with the cash severance, aggregated $1.1 million and is included in compensation and severance related to termination of former officers and directors in the statement of operations for the year ended December 31, 2003.

In connection with the private placement, the Company also entered into a Settlement and Release Agreement with Grand Cheer, a principal stockholder of the Company and the holder of the Company’s promissory note which was in default. The agreement provided resolution of all claims under the note and under its terms Grand Cheer exercised its rights to convert all of its shares of the Company’s Series B Preferred Stock, plus all accrued and unpaid dividends thereon, into 2,024,986 shares of the Company’s Common Stock and agreed to reduce from 1,000,000 to 800,000 the number of shares of the Company’s common stock issuable upon exercise of warrants held by Grand Cheer and the Company agreed to pay Grand Cheer $1,200,000 in cash from the proceeds of the transaction, and issue to Grand Cheer 652,288 shares of its Common Stock. Grand Cheer also entered into a voting agreement granting its irrevocable proxy with respect to certain transactions to the investor in the private placement. On November 4, 2003 the Company paid Grand Cheer $1,200,000 to settle its obligations under the note. The $1.1 million fair value of the aggregate consideration in the exchange in excess of the face value of the obligation was recorded as interest and debt extinguishment costs in the statement of operations for the year ended December 31, 2003.

Additionally, in connection with the private placement, the Company entered a Settlement, Release Agreement and Third Amendment to its manufacturing agreement with Xiaoya which was in default to resolve potential claims and reduce the monthly purchase commitment. Pursuant to this agreement the Company agreed to make a payment of $244,000 in full satisfaction of all amounts then due to Xiaoya.  In exchange, Xiaoya agreed to release the Company from any claims Xiaoya may have as of the signing of the agreement and reduce the monthly minimum purchase requirement of ovens that the Company must make from Xiaoya. On November 12, 2003 the Company made the payment of $244,000 that was owed to Xiaoya.

10.	STOCKHOLDERS’ EQUITY

Stock Option Plans

The Company has stock option plans that provide for the grant of incentive and nonqualified options to purchase the Company’s stock to eligible officers, key employees, directors and consultants. These plans include the 1994 Stock Option Plan (the “1994 Plan”) and 2003 Stock Incentive Plan (the “2003 Plan”).

The 1994 Plan, as amended, provided that an aggregate of 7,650,000 shares of the Company’s common stock be reserved for grants to eligible participants. The 2003 Plan reserved up to 6,000,000 shares of the Company’s common stock for issuance to eligible participants. Options awarded under these plans (i) are generally granted at exercise prices equal to or above quoted market prices on the dates of the grant; (ii) generally become exercisable over a period of one to four years; and (iii) generally expire seven or ten years subsequent to award. At December 31, 2003, there was an aggregate maximum of 2.8 million shares available for grant under both of these plans.

A summary of stock option activity follows:

	Number of Shares	Weighted Average Exercise Price

Options outstanding at January 1, 2001	2,814,500	$4.77

Options granted	1,707,000	3.02
Options exercised	(342,458)	1.65
Options expired or canceled	(969,876)	5.26

Options outstanding at December 31, 2001	3,209,166	$3.85

Options granted	1,141,134	0.96
Options exercised	(36,332)	1.33
Options expired or canceled	(118,416)	4.14

Options outstanding at December 31, 2002	4,195,552	$3.08

Options granted	6,786,384	1.80
Options exercised	(100,846)	0.86
Options expired or canceled	(2,196,170)	3.67

Options outstanding at December 31, 2003	8,684,920	$1.97

Options exercisable at December 31, 2001	1,537,917	$4.60

Options exercisable at December 31, 2002	2,594,214	$3.94

Options exercisable at December 31, 2003	2,273,920	$2.26

The following table summarizes information about the Company’s stock options outstanding at December 31, 2003:

	Options Outstanding		Weighted Average Exercise Price	Options Exercisable

Range of Exercise Prices	Outstanding as of December 31, 2003	Weighted Average Remaining Contractual Life		Exercisable as of December 31, 2003	Weighted Average Exercise Price

$0.31—$2.50	7,002,005	9.06	$1.54	1,691,005	$1.07
$2.51—$5.00	1,354,165	8.61	$2.80	254,165	$3.43
$5.01— $7.50	127,750	2.52	$6.20	127,750	$6.20
$7.51— $9.50	201,000	2.32	$8.36	201,000	$8.36

	8,684,920	8.73	$1.97	2,273,920	$2.26

In addition, the Company grants, from time to time, non-plan stock options.  The following table summarizes all option grants outside of the 1994 Plan. No option grants have been made outside of the 2003 Plan.

Grant Year	Shares Granted	Exercise Price	Remaining Life (in years)		Shares Exercisable as of December 31, 2003

2002	1,475,000	$0.54	—	*	—
1997	165,000	$10.13	—	*	—
1995	262,500	$2.50	2.25		262,500
1995	21,000	$9.00	2.50		21,000

* Expired or cancelled in 2003

Two former joint venture partners have options to purchase 262,500 and 21,000 shares of common stock at $2.50 and $9.00 per share which expire on December 27, 2005 and March 31, 2006, respectively. Compensation expense relating to these options in the amount of $12,000 was recorded in 2002 and is included in selling, general and administrative expense of the Company’s statement of operations.

In 2003, the Company recorded compensation expense of $255,000 included in selling, general and administrative expense in connection with options given in payment for consulting services. The number of shares of common stock which can be purchased under these grants aggregated 150,000 exercisable at $1.75. These options expire in 2013.

As of December 31, 2003, none of these options have been exercised.

Stock Issuances

In March 2001, the Company raised $2,000,000 through the sale of its 8% Series B Convertible Preferred Stock. The dividend on the preferred stock was payable, at the Company’s option, in either cash or shares of common stock. The preferred stock was convertible to common stock at $1.00 per common share (representing the closing sale price of the common stock on the date of such funding). The conversion feature was valued at $380,000 and a deemed dividend for $380,000 was recorded at the time of issue. On October 29, 2003, these securities were converted into 2,024,986 shares of the Company’s common stock, including shares applicable to accumulated dividends.

In April 2001, the Company raised $1,000,000 through the issuance of an 8% Non-Negotiable Promissory Note due April 20, 2003 provided that upon the approval of the stockholders of the Company, which was obtained in August 2001, the entire outstanding principal amount of this note was converted into the Company’s Series C Convertible Preferred Stock. On October 29, 2003, these securities were converted into 803,565 shares of common stock, including shares applicable to accumulated dividends.

During 2001, the Company raised $5.8 million through the sales of 1,924,823 shares of its $.01 per share par value common stock.

In April 2002, the Company issued 57,985 and 33,529 shares of common stock as payment of accrued dividends on the Company’s Series B and Series C convertible preferred stock, respectively.

In April 2003, the Company issued 240,476 and 120,238 shares of common stock as payment of accrued dividends on the Company’s Series B and Series C convertible preferred stock, respectively.

In October 2003, the Company issued 277,041 and 135,942 shares of common stock as payment of accrued dividends on the Company’s Series B and Series C convertible preferred stock, respectively.

In 2003, the Company issued an aggregate of 135,000 shares of common stock in exchange for services. The fair value of these shares totaled $132,250 and the Company included this compensation charge in selling, general and administrative expense.

Stock Warrants

In March 2001, the Company issued investor warrants to purchase 1,000,000 shares of common stock at $1.20 per share, in connection to the sale of its Series B Convertible Preferred Stock. These warrants were exercisable in three equal annual installments, commencing one year from the date of issuance and expire in 2011. These warrants were valued at $380,000 and were recorded in stockholders’ equity in the accompanying financial statements. In October 2003 and as described in Notes 5 and 9, these warrants were modified to reduce the number of warrants to 800,000 in conjunction with a settlement with the investor. The fair value ascribed to this modification was $400,000 and is included as a reduction in interest and debt extinguishment costs related to the overall Grand Cheer settlement.

In June 2001, the Company issued investor warrants to purchase an additional 312,500 shares of common stock at $1.00 per share, in connection with the sale of 625,000 shares of common stock. These warrants vest ratably over three years. These warrants were valued at $158,000 at issuance and are recorded in stockholders’ equity in the accompanying financial statements. These warrants were exercised in March 2004.

In August 2001, the Company converted a $1,000,000 convertible note into its Series C Convertible Preferred Stock. A total of 396,825 warrants to purchase the Company’s common stock at $1.51 per share were issued along with the preferred stock. These warrants vest ratably over three years. These warrants were valued at $235,000 at issuance and are recorded in stockholders’ equity in the accompanying financial statements.

In October 2001, the Company issued investor warrants to purchase an additional 250,000 shares of common stock at $2.25 per share, in connection to the sale of 250,000 shares of common stock. The warrants are exercisable immediately and expire in 2011. These warrants were valued at $489,000 at issuance and are recorded in stockholders’ equity in the accompanying financial statements.

In connection with the sale of 1,049,823 shares of common stock in December 2001, the Company issued warrants to purchase an additional 83,986 shares and 92,958 shares of common stock at $4.10 and $5.34 per share, respectively. The warrants are exercisable immediately and expire in 2006. These warrants were valued at $230,000 at issuance and are recorded in stockholders’ equity in the accompanying financial statements.

In December 2002, the Company issued 250,000 warrants to purchase common stock at $1.03 per share in connection with an agreement with Bank of America to assist in raising capital for the Company. The warrants are exercisable immediately and expire in December 2007. These warrants were valued at $72,000 at issuance and are recorded in stockholders’ equity in the accompanying financial statements. These warrants were exercised in January 2004.

At December 31, 2003, warrants remained outstanding for purchase of an aggregate of 2,236,269 shares of the Company’s common stock.

11.	RELATED-PARTY TRANSACTIONS

In July 2002, the Company issued a non-interest bearing promissory note in the amount of $1,000,000 to Grand Cheer Company Limited, a principal stockholder of the Company, which was secured by proceeds from sale of 350 ovens. All of the ovens were sold and cash received but no payment was made to Grand Cheer. The note was due on October 15, 2002. The note provided that if the Company did not repay the note in full by October 15, 2002, all remaining unvested warrants (666,667 warrants) previously issued to Grand Cheer would immediately vest. In connection with issuance of the note, the Company incurred a non-cash finance charge of $200,000 which was payable by offsetting the exercise price of the 1,000,000 warrants previously issued to Grand Cheer upon its purchase of the Company’s Series B Convertible Preferred Stock. The $200,000 finance charge was recorded as interest expense during the third quarter of 2002.

In connection with the foregoing transaction, a question arose as to whether Jeffrey B. Bogatin, Chairman at the time, or a member of his family had a direct or indirect ownership interest in or control of Grand Cheer, a Hong Kong company which is a principal stockholder and creditor of the Company. Mr. Bogatin had an outside business relationship with a principal of Grand Cheer. Mr. Bogatin provided the Company with an affidavit stating that neither he nor any member of his family nor any entity in which any of them had an interest (i) in the past had any direct or indirect interest in or beneficial ownership of Grand Cheer, (ii) in the past has been an affiliate of Grand Cheer, (iii) in the past held any director, executive or officer position with Grand Cheer or (iv) was in a position to influence the day-to-day business operations of Grand Cheer. In addition, Grand Cheer represented to the Company that Mr. Bogatin had not held any direct or indirect interest in Grand Cheer and had not held any director, executive, officer or other control position in Grand Cheer. If Mr. Bogatin had been determined to have an interest in or control of Grand Cheer, the investment in the Company and loan made to the Company by Grand Cheer, which had been negotiated on behalf of the Company by Mr. Bogatin, would not have been arm’s length transactions. In addition, if Mr. Bogatin had been deemed to beneficially own the securities of the Company held by Grand Cheer, Mr. Bogatin’s ownership as reflected in the table included under “Item 2. Security Ownership of Certain Beneficial Owners and Management,” would not have been accurately reflected in the Company’s 2002 Annual Report on Form 10-K. This matter was reviewed by the Audit Committee of the Company at the time which determined that future transactions with Grand Cheer, including any amendment or modification to the loan, would be subject to their approval. As described in Notes 5 and 9, the Grand Cheer loan was paid in full and the Company settled all its related obligations thereunder in connection with the October 2003 private placement transaction.

During 2002, the Company leased office space in New York at 660 Madison Avenue through January 31, 2003. This building is owned by a limited liability company controlled by an individual who joined the Company’s Board of Directors in March 2002 but subsequently resigned in August 2002. The Company paid approximately $185,000 in base rental charges during 2002 for this office space. The Company believed that, at the time of the lease, these were the prevailing market rates for similar office space in New York. In addition, Mr. Bogatin, at the time an officer of the Company, owned a minority interest in the limited liability corporation.

In April 2001, the Company raised $1,000,000 through the issuance of an 8% Non-Negotiable Promissory Note due April 20, 2003 from Donald J. Gogel, at the time a director of the Company. The entire outstanding principal amount of this note was to be converted into preferred stock of the Company upon the approval of the stockholders. This was approved by the stockholders of the Company in August 2001 and the note was converted into Series C Convertible Preferred Stock. In addition, the Company issued 396,825 warrants to purchase shares of its common stock. The warrants have a term of 10 years at an exercise price of $1.51 per share and were valued at $190,000. This amount was treated as unamortized discount charged to interest expense. Each share of the preferred stock has (i) a liquidation value of $100 per share, (ii) is entitled to a dividend of $8.00 per share, payable semi-annually in cash or in shares of the common stock at the then fair market value and are (iii) convertible into shares of Common Stock at a conversion price of $1.26. As described in Note 9, these securities were converted into common stock in connection with the October 2003 private placement transaction.

12.	COMMITMENTS

The Company is obligated under certain non-cancelable leases for office space and equipment, the majority of which have remaining terms of less than one year. Obligations for office space, which extends beyond one year, are $224,000, $126,000, and $8,000 in 2004, 2005 and 2006, respectively. Rent expense for each of the years ended December 31, 2003, 2002 and 2001 was $271,000, $407,000 and $375,000, respectively.

13.	LITIGATION

TurboChef filed for arbitration against Maytag Corporation (“Maytag”) in Dallas, Texas, on February 2, 2001, in connection with a series of contracts for research, development and commercialization of certain technology through a joint, strategic relationship. TurboChef claims damages in excess of $300 million for various contractual breaches, fraud, breach of the duty of good faith and fair dealing, bad faith, punitive damages and attorney fees, and it seeks an injunction requiring Maytag to return all rights in intellectual property owned by TurboChef under the parties agreements. In July 2002, in response to an Iowa court proceeding brought by Maytag which is discussed below, we filed an amended arbitration claim removing two of our pending claims from the Texas arbitration. Those claims have been filed in the Boston arbitration discussed below. Maytag has made certain counterclaims against us in the Texas arbitration and is seeking in excess of $35 million in damages under its counterclaims.

We believe that Maytag’s Texas claims are without merit, and we intend to vigorously defend against Maytag’s allegations.

In May 2002, Maytag filed a complaint in Iowa federal court seeking, among other things, to require that two of our claims originally filed and pending in the Texas arbitration be decided only in a separate arbitration proceeding in Boston, Massachusetts. Maytag’s complaint in the Iowa proceeding also alleges that we publicized false and misleading statements about Maytag’s use of our intellectual property in its residential appliances in a January 2002 press release and in certain other unidentified statements. Based upon this allegation, Maytag asserts claims that we caused false advertising with respect to Maytag’s goods and services, that we have intentionally interfered with Maytag’s prospective business, that we have defamed Maytag and that we have unfairly competed with Maytag. Unlike Maytag’s counterclaims in the Texas arbitration proceeding, its complaint in the Iowa proceeding does not specify the dollar amount of damages sought. In July 2002, we filed a motion to dismiss the Maytag complaint or, in the alternative, stay the Iowa proceeding pending resolution of the Texas arbitration. On July 30, 2002, Maytag filed a Motion for Leave to File First Amended Complaint adding a claim that TurboChef failed to pay a promissory note in the amount of $327,478. On January 6, 2003, the Federal Court in the Iowa proceeding granted a summary judgment against TurboChef in the amount of $359,372, which is accrued and included in notes payable on the balance sheet at December 31, 2003 and stayed the remainder of Maytag’s claims pending the final resolution of the Texas claims.  In March 2004, we tendered full payment of the amount of the summary judgment.

Maytag has also initiated an arbitration in Boston, claiming damages in the amount in excess of $1.3 million for failure to pay for ovens. TurboChef has filed its counterclaim alleging that Maytag breached its warranty and committed fraud and that TurboChef has been damaged in an amount in excess of $1.5 million.

The parties had since January 2003 agreed to stay the proceedings in Dallas and Boston pending the outcome of settlement negotiations.  In March 2004 we notified Maytag that we believed negotiations had not produced an acceptable offer of settlement and we would, therefore, proceed with arbitration. The outcome of any litigation, is uncertain, and an unfavorable outcome could have a material adverse effect on our operating results and future operations. Since the outcomes of the arbitration proceedings are uncertain, no adjustments have been made to the financial statements.

14.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Unaudited quarterly financial information follows (in thousands except per share data):

2003	First		Second	Third		Fourth	Fiscal Year

Total revenues	$2,224	*	$612	$533		$971	$4,340
Gross profit	1,050	*	265	278		409	2,002
Net loss available to common stockholders	(794	)*	(1,674)	(628	)*	(23,795)	(26,891)
Basic and diluted loss per share	$(0.04	)*	$(0.09)	$(0.03	)*	$(1.01)	$(1.32)
Number of shares used in the computation of loss per share	19,062,534		19,419,240	19,419,240		23,596,689	20,392,724

2002

Total revenues	$1,829		$905	$2,477		$2,785	$7,996
Gross profit	830		491	1,062		898	3,281
Net loss available to common stockholders	(1,330)		(1,836)	(1,746)		(942)	(5,854)
Basic and diluted loss per share	$(0.07)		$(0.10)	$(0.09)		$(0.05)	$(0.31)
Number of shares used in the computation of loss per share	18,442,666		19,046,644	19,058,526		19,058,526	18,903,708

* As restated – on March 30, 2004, the Company amended it quarterly reports on Form 10Q to revise recognition of revenue for a transaction entered into in the first quarter of 2003 and to revise interest expense recorded in the third quarter for a debt extinguishment which was completed in October 2003.

15.	REVENUE BY GEOGRAPHIC AREA

The Company currently derives primarily all its revenues from the sale of ovens. The Company does not have significant assets outside the United States. Revenues by geographic region for each of the three years ended December 31, 2003 is as follows:

REGION	2003	2002	2001

	(In thousands)
North America	$2,746	$5,917	$946
United Kingdom	970	1,703	1,986
Europe and Asia	624	376	298

Totals	$4,340	$7,996	$3,230