Form 10-Q
period 2004-03-31
TURBOCHEF TECHNOLOGIES INC
filed 2004-05-12
CIK 916545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One) ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter ended March 31, 2004

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

___________to___________

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO   ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at May 1, 2004

Common Stock, $0.01 Par Value	26,215,957

TURBOCHEF TECHNOLOGIES, INC.
TABLE OF CONTENTS

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2004	December 31, 2003

Assets:

Current assets:
Cash and cash equivalents	$5,593	$8,890
Accounts receivable, net of allowance of $215 and $219, respectively	787	515
Other receivables, net	52	8
Inventory	2,542	1,470
Prepaid expenses	287	290

Total current assets	9,261	11,173

Property and equipment, net	1,471	101

Other assets	109	157

Total assets	$10,841	$11,431

Liabilities and Stockholders’ Equity (Deficit):

Current liabilities:
Accounts payable	$1,128	$314
Other payables	1,445	1,445
Accrued expenses	1,172	841
Notes payable	-	380
Deferred revenue	267	295
Accrued warranty and upgrade costs	878	928

Total current liabilities	4,890	4,203

Commitments and contingencies

Convertible, redeemable preferred stock	12,605	12,605

Stockholders’ equity (deficit):
Common stock, $.01 par value, authorized 50,000,000 shares, issued 26,210,957 and 25,474,018 shares at March 31, 2004 and December 31, 2003, respectively	262	255
Additional paid-in capital	56,122	55,460
Accumulated deficit	(62,544)	(60,598)
Notes receivable for stock issuances	(43)	(43)
Treasury stock—at cost 32,130 shares	(451)	(451)

Total stockholders’ deficit	(6,654)	(5,377)

Total liabilities and stockholders’ deficit	$10,841	$11,431

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended March 31,

	2004	2003

Revenues	$946	$2,224

Costs and expenses:
Cost of goods sold	447	1,174
Research and development expenses	311	275
Selling, general and administrative expenses	2,165	1,549

Total costs and expenses	2,923	2,998

Operating loss	(1,977)	(774)

Other income:
Interest income	35	34
Other (expense) income	(4)	5

	31	39

Net loss	(1,946)	(735)

Preferred stock dividends	-	(59)

Net loss applicable to common stockholders	$(1,946)	$(794)

Per share data - basic and diluted:
Net loss	$(0.08)	$(0.04)
Preferred stock dividends	-	-

Net loss applicable to common stockholders	$(0.08)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	25,846,968	19,062,534

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,

	2004	2003

Cash flows from operating activities:
Net loss	$(1,946)	$(735)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37	124
Non-cash interest on notes receivable from employees and directors	-	(33)
Non-cash compensation expense	31	6
Foreign exchange gain	(3)	-
Changes in operating assets and liabilities:
Accounts receivable	(255)	(364)
Inventories	(1,083)	298
Prepaid expenses and other assets	3	26
Accounts payable	817	(38)
Accrued expenses	264	(111)
Deferred revenue	(27)	342

Net cash used in operating activities	(2,162)	(485)

Net cash used in investing activities - Purchase of equipment and leasehold improvements	(1,393)	(5)

Cash flows from financing activities:
Payment of notes payable	(380)	-
Proceeds from the exercise of stock options and warrants	638	-

Net cash provided by financing activities	258	-

Net decrease in cash and cash equivalents	(3,297)	(490)
Cash and cash equivalents at beginning of period	8,890	629

Cash and cash equivalents at end of period	$5,593	$139

NON CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for payment of preferred stock dividend	$-	$240

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

          The Company’s commercial ovens employ the Company’s proprietary cooking technologies to quickly, efficiently and evenly transfer, disperse and control the heat used in the cooking process. In addition, because of its ovens’ moisture retention, browning, crisping and toasting capabilities, the Company believes that the characteristics of most food items cooked in a TurboChef oven (including their flavor, texture and appearance) are superior in quality to those achieved using most other cooking methods.

          The Company’s primary markets are with commercial food service operators throughout North America, Europe and Asia.  Management believes that the Company operates in one primary business segment.

          The financial statements of the Company as of March 31, 2004 and 2003 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and have not been audited by independent public accountants. In the opinion of management, all adjustments are of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these statements unless significant changes have taken place since the end of the Company’s most recent fiscal year. The Company’s December 31, 2003 balance sheet was derived from audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, but does not include all disclosures required by GAAP. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the aforementioned Form 10-K. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

          Certain amounts in the prior period financial statements have been reclassified to conform to current year presentation.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          For information regarding significant accounting policies, see Note 2 to the Consolidated Financial Statements of the Company for the year ended December 31, 2003, set forth in the Form 10-K.

LOSS PER COMMON SHARE

          Basic net loss per share is based on the weighted-average number of common shares outstanding during each period.   Diluted net loss per common share is computed by dividing net loss, adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potentially dilutive securities. For the three months ended March 31, 2004 and 2003, potentially dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.  For the three months ended March 31, 2004, the potentially dilutive securities include options and warrants, which are convertible into 10.1 million shares of common stock and 2,132,650 shares of convertible preferred stock, which is convertible into 42,653,000 shares of common stock, to the extent shares of common stock are available for full conversion of the preferred stock.  The Company must secure stockholder approval to increase the number of authorized common shares.

STOCK BASED EMPLOYEE COMPENSATION

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

          For purposes of pro forma disclosures, the estimated fair value of options issued is amortized to compensation expense over the options’ vesting period. The Company’s pro forma information, based on the options held by the Company’s employees, is as follows for the three months ended March 31 (in thousands, except per share amounts):

	2004	2003

Net loss applicable to common stockholders, as reported	$(1,946)	$(794)

Deduct: Employee stock-based compensation expense, net of forfeitures	(784)	(267)

Pro forma net loss applicable to common stockholders	$(2,730)	$(1,061)

Net loss applicable to common stockholders per share – basic and diluted:
As reported	$(0.08)	$(0.04)

Pro forma	$(0.11)	$(0.06)

NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 3.  INVENTORY

          Inventory consists of the following (in thousands):

	March 31, 2004	December 31, 2003

Parts inventory, net	$ 1,757	$ 1,029
Finished goods – ovens	714	371
Demonstration inventory, net	71	70

	$ 2,542	$ 1,470

NOTE 4.  PROPERTY AND EQUIPMENT

          Property and equipment consisted of the following (in thousands):

	March 31, 2004	December 31, 2003

Equipment	$1,609	$345
Furniture and fixtures	821	685
Leasehold improvements	235	235

	2,665	1,265

Less accumulated depreciation	(1,194)	(1,164)

	$1,471	$101

NOTE 5.  DEBT

          In January 2003 Maytag Corporation (“Maytag”) obtained a summary judgment against TurboChef in the amount of $359,372 related to debt arising from a 2001 purchase of oven and parts inventory. The note, which bore interest at the prime rate plus 2%, was not paid according to its terms and was in default since November 2002.  In March 2004, the Company paid the summary judgment in full including estimates for additional costs. In addition, the Company had $1.4 million of other payables on its balance sheets at March 31, 2004 and at December 31, 2003 related to amounts due to Maytag for parts purchases. The Company believes that ultimately these obligations will be incorporated into resolution of the litigation issues between the parties which are now under arbitration (Note 8).

NOTE 6.  ACCRUED WARRANTY AND UPGRADE COSTS

          The Company generally provides a one-year parts and labor warranty on its ovens. Provisions for warranty claims are recorded at the time products are sold and are reviewed and adjusted periodically by management to reflect actual and anticipated experience.

          In September 1999, the Company entered into an agreement to upgrade and warranty 262 ovens installed for Whitbread Group PLC (“Whitbread”). The Company received approximately $1.4 million from Whitbread to complete the upgrade and provide a three-year extended warranty to each of the ovens. The oven upgrades included design changes that were to substantially increase the life and durability of the ovens. These upgrades were completed in February 2000. The $1.4 million had been used to offset expenses relating to the upgrade and warranty as incurred. Through 2000, the Company incurred $1.7 million for expenses in excess of payments from Whitbread, relating to the completion of the upgrade and repairs during the remainder of the warranty period. No additional costs have been incurred since 2000. In February 2002, the Company and Whitbread entered into a new agreement to terminate the September 1999 upgrade and extended warranty agreement. Under the new agreement, TurboChef was required to pay Whitbread £460,000 (approximately $670,000) plus VAT (value added tax) over a 24-month period. In return, Whitbread would release TurboChef from its obligation to continue its warranty.  On signing the agreement, TurboChef made an initial payment to Whitbread of £50,000 (approximately $72,000) plus VAT and committed to pay £15,000 (approximately $22,000) plus VAT per month for the next 24 months, with a final payment of £50,000 plus VAT due the final month. Upon entering into this agreement, the Company recorded an adjustment to reduce the warranty liability by $190,000, the amount by which the amount of the warranty liability related to Whitbread exceeded the amount to be paid under the agreement. The Company has not made any payments since November 2002 and is currently in default of the agreement. As a result of the default, an estimated warranty liability of $190,000 was recorded as of December 31, 2002. Other than a provision for the estimated effects of foreign exchange, there was no activity in the Company’s liability related to the Whitbread agreement in since 2002.

          An analysis of changes in the liability for product warranty claims, including amounts related to Whitbread, is as follows for the three months ended March 31 (in thousands):

	2004	2003

Whitbread:

Balance at beginning of year	$729	$614
Currency fluctuations	18	—

Balance end of period	747	614

Other:
Balance at beginning of year	199	432
Provision for warranties	58	152
Warranty expenditures	(47)	(161)
Adjustments	(79)	---

Balance end of period	131	423

Total:

Whitbread	747	614

Other	131	423

Balance end of period	$878	$1,037

NOTE 7.  PREFERRED STOCK

          On October 28, 2003 the Company completed a private placement of 2,132,650 shares of its new Series D Convertible Preferred Stock, par value $1.00 per share (the “Series D Preferred Stock”) to OvenWorks, LLLP (“OvenWorks”) and to certain other investors for whom OvenWorks served as nominee.  At the time of issuance, the shares of Series D Preferred Stock issued in the private placement were convertible into an aggregate of 42,653,000 shares of the Company’s common stock.  At March 31, 2004, the Company did not have enough shares of authorized but unissued common stock to permit conversion of all of the shares of Series D

Preferred Stock.  As a result, the Company has recorded $12.6 million; the aggregate consideration paid for such shares, as mezzanine equity.

NOTE 8. COMMITMENTS AND CONTINGENCIES

LONG-TERM CONTRACTS

          The Company is party to a manufacturing agreement with the Shandong Xiaoya Group, Ltd. (“Xiaoya”) in China under which Xiaoya has the exclusive manufacturing rights for one of the Company’s current oven models. Under the present terms of the agreement, the Company is committed to minimum purchases of approximately $250,000 per month. In addition, the Company is required to use working capital to purchase certain component parts supplied to Xiaoya for use in the ovens.

          On March 8, 2004, the Company announced that it had reached an agreement with the Subway® restaurant system to be the exclusive supplier of rapid cook ovens to more than 20,000 Subway franchisees worldwide. TurboChef expects to start delivering ovens to Subway restaurants in the U.S. during the second quarter of 2004. The Company has entered into an agreement with a domestic contract manufacturer for the production of these ovens.

LEGAL PROCEEDINGS

          TurboChef filed for arbitration against Maytag in Dallas, Texas, on February 2, 2001, in connection with a series of contracts for research, development and commercialization of certain technology through a joint, strategic relationship. TurboChef claims damages in excess of $300 million for various contractual breaches, fraud, breach of the duty of good faith and fair dealing, bad faith, punitive damages and attorney fees, and it seeks an injunction requiring Maytag to return all rights in intellectual property owned by TurboChef under the parties’ agreements.  Maytag has made certain counterclaims in the Texas arbitration and is seeking in excess of $35 million in damages under its counterclaims.  Management believes that Maytag’s Texas claims are without merit and intends to vigorously defend against Maytag’s allegations.

          Maytag has also initiated an arbitration proceeding in Boston, claiming damages in an amount in excess of $1.3 million for failure to pay for ovens. TurboChef has filed its counterclaim alleging that Maytag breached its warranty and committed fraud and that TurboChef has been damaged in an amount in excess of $1.5 million.

          The parties had since January 2003 agreed to stay the proceedings in Dallas and Boston pending the outcome of settlement negotiations.  In March 2004, the Company notified Maytag that negotiations had not produced an acceptable offer of settlement and the Company would, therefore, proceed with arbitration. Maytag also filed suit against the Company in May 2002 in a federal district court in Iowa seeking unspecified damages for various claims.  The court has stayed the claims pending final resolution of the claims in the Texas arbitration.  The outcome of any litigation or arbitration is uncertain, and an unfavorable outcome could have a material adverse effect on the Company’s operating results and future operations. Since the outcomes of the arbitration proceedings are uncertain, no adjustments have been made to the financial statements.

NOTE 9.  REVENUE BY GEOGRAPHIC AREA AND CUSTOMER CONCENTRATIONS

          The Company currently derives primarily all its revenues from the sale of ovens. The Company does not have significant assets outside of the United States. Revenues by geographic region for the three months ended March 31 is as follows (in thousands):

REGION	2004	2003

North America	$492	$1,139
Europe and Asia	454	1,085

Totals	$946	$2,224

          The Company is generally subject to the financial condition of commercial food service operators and related equipment providers; however, management does not believe that there is significant credit risk with respect to trade receivables. For the three months ended March 31, 2004 and 2003, 23% and 48% of the Company’s sales were made to two customers.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

          The Company is engaged primarily in designing, developing and marketing food service ovens that embody our proprietary rapid cook technologies. TurboChef’s proprietary rapid cook ovens, which require no ventilation, employ a combination of high speed forced air and microwave energy to “cook-to-order” a variety of food products at faster speeds and to quality standards comparable, and in many instances superior to, other conventional commercial and residential ovens that are currently available.

          TurboChef has provided cooking solutions to various quick service restaurants, convenience stores, hotels and traditional restaurants in the United States and Europe.  In addition, the Company has provided cooking solutions to non-traditional operators in the food service business such as stadiums, movie theatres and service stations.

          Doctor’s Associates, Inc., the franchisor of the Subway® sandwich restaurant concept, agreed in March 2004 that we would be the exclusive manufacturer to supply rapid cook ovens to all Subway franchise locations.  Subway franchisees operate over 18,000 locations in the United States, Canada and Puerto Rico, and more are added every year.  In addition, we will be the sole supplier of the ovens to Subway’s international locations as well, which currently number approximately 2,000 locations.  We have started production of the ovens for ultimate distribution to the Subway franchisees in the U.S., Canada and Puerto Rico and will begin shipments in the second quarter of 2004.

          As of March 31, 2004, there are approximately 2,700 ovens operating worldwide.

          The Company currently sells its rapid cook ovens primarily through a direct sales force, consisting of manufacturer’s representatives, in North America, and through equipment distributors in Europe.  Currently, there are nine non-exclusive distributors of our proprietary commercial ovens in European countries including: Finland, Sweden, Iceland, Ireland, The Netherlands, Belgium, France, Spain, Greece, Switzerland and Germany.  The Company’s primary sales office is located in Dallas, Texas. In addition, the Company has a sales office in The Netherlands.

          Additionally, the Company is seeking to develop multiple distribution channels through the use of third-party distributors, manufacturer’s representatives, agents and wholesale food distributors. The Company is also considering entering into strategic marketing alliances with third parties who have established relationships or synergies with mutual prospective customers.

          We are committed under the terms of a 2000 manufacturing agreement which granted exclusive manufacturing rights for one of our commercial oven models to Shandong Xiaoya Group, Ltd. (Xiaoya”), a contract manufacturer located in China.  As amended, the agreement obligated us to purchase a minimum of 200 ovens per month from December 2002 to August 2003. We were unable in 2003 to satisfy the minimum purchase requirements and were, therefore, in breach of our agreement.  In conjunction with the October 2003 private placement described below, we paid all outstanding amounts due Xiaoya and Xiaoya agreed to resolution of any claims which might have arisen under the agreement and reduced the minimum purchase commitment to a level more in keeping with near-term sales expectations.

OCTOBER 2003 PRIVATE PLACEMENT

          On October 28, 2003 we completed a private placement of 2,132,650 shares of our new Series D Convertible Preferred Stock, par value $1.00 per share (the “Series D Preferred Stock”) to OvenWorks, LLLP (“OvenWorks”) and to certain other investors for whom OvenWorks served as nominee.  At the time of issuance, the shares of Series D Preferred Stock issued in the private placement were convertible into an aggregate of 42,653,000 shares of our common stock, which represented at that time approximately 58% of our total equity on a fully diluted, as converted basis (i.e., assuming that all outstanding options, warrants and other rights for the purchase of our common stock were exercised, and all outstanding shares of all series of our preferred stock, including the Series D Preferred Stock, were converted into common stock). Net proceeds of the private placement were $12.6 million, which have and will be used to satisfy existing obligations and to fund working capital needs, including product development and manufacturing, sales and marketing and other general corporate purposes.

CASH FLOW AND LIQUIDITY

          The Company has invested heavily in research, prototype development, strategic alliance development and sales and marketing personnel. As a result of these investments, and the limited revenues generated to date from sales of ovens, the Company has incurred substantial operating losses in each year of its operations (including net losses available to common stockholders of $1.9 million for the three months ended March 31, 2004 and $26.9 million for the year ended December 31, 2003) resulting in an accumulated deficit of $62.5 million as of March 31, 2004.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

          For a complete discussion of our significant accounting policies, see the footnotes to the Financial Statements in Form 10K. Below is a discussion of our critical accounting policies. These policies are critical because they are important to the portrayal of our financial condition and/or are dependent on subjective or complex judgments, assumptions and estimates. If actual results differ significantly from management’s estimates and projections, there could be a significant impact on the financial statements. The impact of changes in key assumptions may not be linear. Management has reviewed the application of these policies with the Audit Committee of the Board of Directors.

          Revenue Recognition -  Revenue is recognized when title and risk of loss are transferred to the customer, substantially all obligations relating to a sale are completed, prices are fixed or determinable and collection of the related receivable is reasonably assured.  If the terms of a sale require installation, the revenue cycle is substantially complete after installation has occurred; therefore, revenue is recognized upon installation. For sales where the customer has assumed the installation responsibility and sales to designated agents, substantially all obligations are completed at the time of shipment to the customer or the customer’s designated agent; therefore revenue is recognized upon shipment. Revenue for sales of replacement parts, ceramic platters, cooking utensils and proprietary oven cleaner is recognized upon shipment to the customer.

          We provide for returns on product sales based on historical experience and adjust such reserves as considered necessary. To date, there have been no significant sales returns.

          Product Warranty - The Company’s ovens are under warranty against defects in material and workmanship for a period of one year from the date of installation. Anticipated future warranty costs are estimated, based upon historical expenses, and are recorded in the period cooking systems are sold. Periodically, the Company’s warranty reserve is reviewed to determine if the reserve is sufficient to cover the repair costs associated with the remaining ovens under warranty. At this time, the Company believes that, based upon historical data over the last 24 months, the current warranty reserve is sufficient to cover the associated costs. If warranty costs trend higher, the Company would need to record a higher initial reserve as well as reserve the estimated amounts necessary to cover all ovens remaining under warranty. For example, if the costs of actual product warranty are 10% higher than we expect, our provision for warranties and net loss would then be approximately $13,000 higher. Any such additional reserves would be charged to cost of goods sold and could have a material effect on the Company’s financial statements.

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

          Foreign Exchange   -   For the three months ended March 31, 2004 and 2003, approximately 48% and 49% of the Company’s revenues were derived from sales outside of the United States, respectively. These sales and subsequent accounts receivable, the salaries of employees located outside of the United States and approximately 9% and 15% of selling, general and administrative expenses for the three months ended March 31, 2004 and 2003 are denominated in foreign currencies, principally British Pounds and Euros, respectively. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the US dollar. In addition, trade terms with customers outside of the United States generally are longer than with customers inside of the United States, which increases the potential of foreign exchange gains or losses. At this time, the Company does not engage in any foreign exchange hedging activities.

          Deferred Income Taxes   -  In preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities. In addition, as of March 31, 2004, we had net operating loss carryforwards (“NOLs”) of $52.3 million, of which approximately $42.6 million are subject to annual limitations resulting from the change in control provisions in Section 382 of the Internal Revenue Service Code.  These NOLs begin to expire in 2009.  A valuation allowance is recorded to reduce deferred taxes to the amount that is more likely than not to be realized. Based on our history of losses, we have recorded a valuation allowance as of March 31, 2004, equal to the full amount of our net deferred tax assets including those related to our NOLs. Future profitable operations would permit recognition of these net deferred tax assets, which would have the effect of reducing our income tax expense. Future operations could demonstrate a return to profitability sufficient to warrant a reversal of the valuation allowance which would positively impact our financial statements.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

          Revenues for the three months ended March 31, 2004 were $950,000, a decrease of $1.3 million, compared to revenues of $2.2 million for the three months ended March 31, 2003.  This decrease is primarily attributable to a 68% decrease in the unit sales of ovens during the three months ended March 31, 2004 compared to the three months ended 2003.  This decline in unit sales is due in part to the timing of the Subway agreement entered into in March 2004 which calls for scheduled deliveries of ovens to begin in the second quarter of 2004 and be completed in the first quarter of 2005.  Prior to the March 2004 agreement, Subway franchisees represented 7% of sales in the three months ended March 31, 2004 compared to 22% of sales in the three months ended March 31, 2003.  The average selling price per unit remained constant quarter over quarter; however we anticipate a reduction in the average unit sales price throughout 2004 due to a lower per unit sales price for the oven model being sold to Subway.

          Cost of goods sold for the three months ended March 31, 2004 were $450,000, a decrease of $730,000, compared to $1.2 million for the three months ended March 31, 2003.  The decrease is principally due to the 68% decrease in the number of ovens sold during the year. The average unit cost per oven remained relatively constant.  Excluding the effect of a warranty adjustment made in the first quarter of 2004, cost of goods sold as a percentage of revenue for the three months ended March 31, 2004 remained relatively constant when compared to the three months ended March 31, 2003.  An adjustment was made to the warranty reserve during the first quarter of 2004 to recognize expiry of the warranty period for a number of ovens.

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

          Gross profit on product sales for the three months ended March 31, 2004 were $500,000, a decrease of $550,000, compared to gross profit on product sales of $1.1 million for the three months ended March 31, 2003.  This decrease is due primarily to the 68% decrease in the number of ovens sold during the three months ended March 31, 2004 compared to the three months ended March 31, 2003.  Gross profit as a percentage of revenues was 53% for the three months ended March 31, 2004, an increase of 6%, compared to 47% for the three months ended March 31, 2003.  Excluding the effects of the warranty reserve adjustment discussed above, gross profit as a percentage of revenues remained relatively constant period over period.

          Research and development expenses for the three months ended March 31, 2004 were $310,000, an increase of $35,000, compared to $275,000 for the three months ended March 31, 2003.  The increase in research and development expense principally relates to an increase of $95,000 in payroll and related expenses and an increase of $20,000 in travel and related expenses, offset by a decrease of $85,000 related to prototype development expenses.

          Selling, general and administrative expenses for the three months ended March 31, 2004 were $2.2 million, an increase of $620,000, compared to $1.6 million for the three months ended March 31, 2003.  This change is due to increased professional and legal fees of $295,000, primarily attributable to the Maytag litigation; increased payroll and related expenses of $195,000, travel and related expenses of $160,000, and marketing and related expenses of $55,000, primarily attributable to our expansion in anticipation of the Subway agreement; offset by decreased depreciation and amortization expenses of $90,000, attributable to assets becoming fully depreciated in 2003.

          Net other income for the three months ended March 31, 2004 was $31,000, a decrease of $8,000, compared to $39,000 for the three months ended March 31, 2003.  The change was negligible period over period.

          Preferred stock dividend charges for the three months ended March 31, 2004 was nil, a decrease of $59,000, compared to $59,000 for the three months ended March 31, 2003.  This decrease was due to the conversion of the Company’s Series B and C Preferred Stock into common stock in October 2003.

          As a result of the foregoing, we incurred a net loss applicable to common stockholders of $1.9 million for the three months ended March 31, 2004 compared to a loss of $795,000 for the three months ended March 31, 2003.

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

          On October 28, 2003 we completed a private placement of 2,132,650 shares of our new Series D Convertible Preferred Stock, par value $1.00 per share (the “Series D Preferred Stock”) to OvenWorks, LLLP (“OvenWorks”) and to certain other investors for whom OvenWorks served as nominee.  At the time of issuance, the shares of Series D Preferred Stock issued in the private placement were convertible into an aggregate of 42,653,000 shares of our common stock, which represented approximately 58% of our total equity on a fully diluted, as converted basis at that time (i.e., assuming that all outstanding options, warrants and other rights for the purchase of our common stock were exercised, and all outstanding shares of all series of the our preferred stock, including the Series D Preferred Stock, were converted into common stock). Net proceeds of the private placement were $12.6 million, which have and will be used to satisfy existing obligations and to fund working capital needs, including product development and manufacturing, sales and marketing and other general corporate purposes.

          Doctor’s Associates, Inc., the franchisor of the Subway sandwich restaurant concept, agreed in March 2004 that we would be the exclusive manufacturer to supply rapid cook ovens to all Subway franchise locations.  Subway franchisees operate over 18,000 locations in the United States, Canada and Puerto Rico, and more are added every year.  In addition, we will be the sole supplier of the ovens to Subway’s international locations as well, which currently number approximately 2,000 locations.  We have begun production of the ovens for ultimate distribution anticipated to begin in the second quarter of 2004 to the Subway franchisees in the U.S., Canada and Puerto Rico.

          The Company anticipates that its current cash on hand, collections of its accounts receivable and cash from anticipated sales of ovens, particularly in light of the significant potential represented by the Subway agreement, enable it to now conduct normal operations, expand its business as needed and generate operating profit in 2004. The Company will also explore financing alternatives to provide stand-by credit availability to augment the cash flow anticipated from operations if and when the distribution plan for roll-out of ovens to Subway franchisees is fully implemented. The Company further anticipates that existing cash on hand is sufficient to sustain normal operations until then. Our projected attainment of profits from operations, as well as our ability to sustain normal operations and grow our business, is dependent on the Subway arrangement and the currently anticipated rate of sales contemplated by the preliminary roll-out schedule.  Despite the Company’s best efforts, no assurance can be made that the Company will generate the anticipated level of sales of ovens under the Subway agreement or that the timing of such sales will not be delayed.

          The Company has, and will continue to hold inventory, due to its long manufacturing cycle.  As of March 31, 2004, the Company held $714,000 of finished goods inventory (ovens), $71,000 of demonstration inventory (ovens used for customer demonstrations, tests and pilot programs) and $1.8 million of parts inventory (used for manufacturing and service). The Company offers demonstration inventory free of charge or at reduced prices to certain potentially large customers, who wish to test and evaluate an oven prior to purchase. We are committed under the terms of a manufacturing agreement with Xiaoya to minimum purchases of approximately $250,000 per month.  In addition, in connection with the manufacturing agreement the Company is required to use working capital to purchase certain component parts supplied to Xiaoya for use in the ovens.

          In September 1999, the Company entered into an agreement to upgrade and warranty 262 ovens installed with Whitbread Group, PLC (“Whitbread”). The Company received approximately $1.4 million from Whitbread to complete the upgrade and provide a three-year extended warranty to each of the ovens. The oven upgrades include design changes that were to substantially increase the life and durability of the ovens. These upgrades were completed in February 2000. The $1.4 million had been used to offset expenses relating to the upgrade and warranty as incurred. Through 2000, the Company incurred an additional $1.7 million for expenses in excess of payments from Whitbread, relating to the completion of the upgrade and remainder of the warranty period. No additional costs have been incurred since 2000. In February 2002, the Company and Whitbread entered into an agreement to terminate the September 1999 upgrade and extended warranty agreement. Under the new agreement, TurboChef was required to pay Whitbread £460,000 (approximately $670,000) plus VAT (value added tax) over a 24 month-period. In return, Whitbread would release

TurboChef from its obligation to continue its warranty. Upon entering into this agreement, the Company recorded an adjustment to reduce the warranty liability by $190,000, the amount by which the amount of the warranty liability related to Whitbread exceeded the amount to be paid under the agreement. On signing the agreement, TurboChef made an initial payment to Whitbread of £50,000 (approximately $72,000) plus VAT and is further required to pay £15,000 (approximately $22,000) plus VAT a month for the next 24 months, with a final payment of £50,000 plus VAT due the final month. The Company has not made the November 2002 through April 2003 payments and is currently in default of the agreement. As a result of the default, an estimated warranty liability of $190,000 was recorded as of December 31, 2002.  Other than a provision for the estimated effects of foreign exchange, there has been no activity in the Company’s liability related to the Whitbread agreement since 2002.

          In November 2001, the Company purchased $504,000 of parts and oven inventory from Maytag Corporation (“Maytag”). The Company paid $177,000 in cash and issued a promissory note in the amount of $327,000 for the remaining balance of this purchase. The note was payable in two installments of $131,000 payable in May 2002 and $196,000 payable in November 2002 plus accrued interest. The interest rate of this note is the prime rate as published in The Wall Street Journal plus 2% (6.25% as of December 31, 2002). The Company did not make any payments on the note and was in default as of December 31, 2003. From and after the occurrence of a default, the interest rate of this note is the prime rate as published in The Wall Street Journal plus 5%. On January 6, 2003, Maytag obtained a summary judgment against TurboChef in the amount of $359,372. In March 2004, the Company paid the summary judgment in full including estimates for additional costs. Maytag and the Company had been conducting negotiations to settle other outstanding arbitrations; however, the Company recently notified Maytag that those negotiations had not been productive and that it would proceed with the arbitrations. There can be no assurance that we will be successful in the arbitrations, or alternatively, that a settlement will be reached, or that if reached, the settlement will be favorable to the Company.

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

          Cash used in operating activities was $2.2 million for the three months ended March 31, 2004 as compared to cash used in operations of $485,000 for the three months ended March 31, 2003.  Net cash used in operating activities in the first quarter of 2004 was due to our net loss of $1.9 million plus a net change in our operating assets and liabilities of $280,000, offset by non-cash charges of $65,000.  The cash used in operations was largely due to increased inventory investments and increased operating costs as we  ramped up our business to accommodate orders anticipated from the Subway agreement.  Net cash used in operating activities in the first quarter of 2003 was due to a net loss of $735,000 offset by a net change in operating assets and liabilities of $150,000 and non-cash charges of $100,000.

          Cash used in investing activities for the three months ended March 31, 2004 was $1.4 million compared to $5,000 for the three months ended March 31, 2003.  The increase is due to tooling and other equipment purchases made during the first quarter of 2004 in anticipation of the Subway agreement.  The Company anticipates nominal additional capital expenditures during the balance of  2004 and anticipates funding those from existing working capital.

          Cash provided by financing activities for the three months ended March 31, 2004 was $258,000 compared to nil for the three months ended March 31, 2003.  We received $638,000 in proceeds from the exercise of options and warrants and paid $380,000 in notes payable during the first quarter of 2004.

          At March 31, 2004, the Company had cash and cash equivalents of $5.6 million and working capital of $4.4 million as compared to cash and cash equivalents of $8.9 million and working capital of $7.0 million at December 31, 2003, respectively.

Contractual Cash Obligations

          As of March 31, 2004, our future contractual cash obligations are as follows (in thousands):

	Payments due by period

	Total	April - December 2004	2005	2006	2007	2008	Thereafter

Operating leases	$2,027	$345	$456	$330	$332	$339	$225
Purchase commitments	1,250	1,250	-	-	-	-	-

Total	$3,277	$1,595	$456	$330	$332	$339	$225

          We believe that existing working capital and anticipated cumulative cash flow from operations combined with future financing opportunities will provide sufficient cash flow to meet our contractual obligations. We intend to seek financing for any amounts that we are unable to pay from operating cash flows. New financing alternatives are routinely evaluated to determine their practicality and availability in order to provide the Company with sufficient and timely funding at the least possible cost. However, if financing is not available or available under unfavorable terms, we may not be able to increase our sales and marketing and research and development investments which may hamper our ability to grow our business or compete effectively in any of our markets which could materially harm our business, financial condition and results of operations.

          We believe that our existing cash and anticipated future operating cash flows from the Subway agreement will be sufficient to fund our cash requirements needs for working capital and capital investment requirements in the short term, which means the next twelve months, and for a reasonable period of time thereafter.

AUTHORITATIVE PRONOUNCEMENTS

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          For the three months ended March 31, 2004 and 2003, approximately 48% and 49%, respectively, of the Company’s revenues were derived from sales outside of the United States. These sales and subsequent accounts receivable, the salaries of employees located outside of the United States and approximately 9% and 15%, respectively, of selling, general and administrative expenses are denominated in foreign currencies, principally British Pounds and Euros. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the US dollar. In addition, trade terms with customers outside of the United States are longer than with customers inside of the United States, which increases the potential of foreign exchange gains or losses.

          The Company believes that revenues from sources outside of the United States will increase during 2004. There is no assurance that the Company will not be subject to foreign exchange losses in the future.

          As of March 31, 2004, the Company does not have any assets or liabilities other than those discussed above that have the potential for market risk that would affect the operating results or cash flow of the Company and is not engaged in any foreign currency hedging activity.

ITEM 4.  CONTROLS AND PROCEDURES

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          The Company has previously reported in its Annual Report on Form 10-K for the year ended December 31, 2003, certain material developments in legal proceedings during the quarter ended March 31, 2004.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          The Company has previously reported in its Annual Report on Form 10-K for the year ended December 31, 2003, a sale of securities during the quarter ended March 31, 2004 that were not registered under the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    None.

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

10.1	Amendment to TurboChef Technologies, Inc. 2003 Stock Incentive Plan

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) REPORTS ON FORM 8-K

          The following reports on Form 8-K were filed or furnished by the Registrant during the first quarter for which this report is filed:

Date Filed	Items Reported		Financial Statements Filed

January 5, 2004	Item 4 –	Changes to Registrant’s Certifying Accountants	None
	Item 7(c) –	Exhibit

March 10, 2004	Item 5 –	Other Events (press release)	None
	Item 7(c) –	Exhibit

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TURBOCHEF TECHNOLOGIES, INC.

By: /s/ James A. Cochran

James A. Cochran Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: May 11, 2004