Form 10-Q
period 2004-06-30
TURBOCHEF TECHNOLOGIES INC
filed 2004-08-13
CIK 916545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One) |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter ended June 30, 2004

OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

___________to___________

Commission File Number 0-23478

TurboChef Technologies, Inc.
(Exact name of Registrant as specified in its Charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	48-1100390 (IRS employer identification number)

Suite 1900, Six Concourse Parkway Atlanta, Georgia (Address of principal executive offices)	30328 (Zip Code)

Registrant’s telephone number, including area code:
(678) 987-1700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at August 2, 2004
Common Stock, $0.01 Par Value	29,702,585

TURBOCHEF TECHNOLOGIES, INC.
TABLE OF CONTENTS

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2004	December 31, 2003
Assets:

Current assets:
Cash and cash equivalents	$2,551	$8,890
Accounts receivable, net of allowance of $197 and $219, respectively	2,680	515
Other receivables, net	221	5
Inventory	6,007	1,514
Prepaid expenses	323	311

Total current assets	11,782	11,235

Property and equipment, net	1,955	101

Developed technology, net	10,502	—
Goodwill	2,637	—
Other assets	166	84

Total assets	$27,042	$11,420

Liabilities and Stockholders' Equity (Deficit):

Current liabilities:
Accounts payable	$2,245	$424
Other payables	1,445	1,445
Accrued expenses	2,000	720
Notes payable	—	380
Deferred revenue	263	295
Accrued warranty and upgrade costs	912	928

Total current liabilities	6,865	4,192

Other liabilities	22	—

Total liabilities	6,887	4,192

Commitments and contingencies

Convertible, redeemable preferred stock	12,605	12,605

Stockholders' equity (deficit):

Preferred membership units exchangeable for TurboChef common stock	6,351	—
Common stock, $.01 par value, authorized 50,000,000 shares,
issued 29,685,585 and 25,474,018 shares at June 30, 2004 and
December 31, 2003, respectively	297	255
Additional paid-in capital	66,203	55,460
Accumulated deficit	(64,805)	(60,598)
Notes receivable for stock issuances	(45)	(43)
Treasury stock-at cost 32,130 shares	(451)	(451)

Total stockholders' equity (deficit)	7,550	(5,377)

Total liabilities and stockholders' equity (deficit)	$27,042	$11,420

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Product sales	$ 2,109	$ 612	$ 3,055	$ 2,836
Royalties and services	311	—	311	—
Total revenues	2,420	612	3,366	2,836

Costs and expenses:
Cost of product sales	1,174	347	1,621	1,521
Research and development expenses	197	267	508	487
Selling, general and administrative expenses	3,312	1,641	5,477	3,247
Total costs and expenses	4,683	2,255	7,606	5,255

Operating loss	(2,263)	(1,643)	(4,240)	(2,419)

Other income:
Interest income	5	32	40	66
Other income (expense), net	(3)	(3)	(7)	4
	2	29	33	70

Net loss	(2,261)	(1,614)	(4,207)	(2,349)

Preferred stock dividends	—	(60)	—	(119)

Net loss applicable to common stockholders	$ (2,261)	$ (1,674)	$ (4,207)	$ (2,468)

Per share data - basic and diluted:
Net loss	$ (0.08)	$ (0.09)	$ (0.16)	$ (0.12)
Preferred stock dividends	—	—	—	(0.01)
Net loss applicable to common stockholders	$ (0.08)	$ (0.09)	$ (0.16)	$ (0.13)

Weighted average number of common shares outstanding -
basic and diluted	27,776,470	19,419,240	26,811,719	19,241,872

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$ (4,207)	$(2,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	261	229
Non-cash interest on notes receivable from employees and directors	—	(66)
Non-cash compensation expense	113	13
Provision for doubtful accounts	30	101
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(1,687)	1,092
Inventories	(4,513)	140
Prepaid expenses and other assets	(230)	53
Accounts payable	1,575	292
Accrued expenses	1,207	(303)
Deferred revenue	(31)	342
Net cash used in operating activities	(7,482)	(456)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(7,140)	—
Property and equipment expenditures	(1,932)	(1)
Other	(75)	—
Net cash used in investing activities	(9,147)	(1)

Cash flows from financing activities:
Issuance of common stock, net	10,007	—
Payment of notes payable	(380)	—
Proceeds from the exercise of stock options and warrants	660	—
Other	3	—
Net cash provided by financing activities	10,290	—

Net decrease in cash and cash equivalents	(6,339)	(457)
Cash and cash equivalents at beginning of period	8,890	629
Cash and cash equivalents at end of period	$ 2,551	$ 172

NON CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of preferred membership units exchangeable for TurboChef common stock in connection with Enersyst acquisition	$ 6,351	$ —
Issuance of common stock for payment of preferred stock dividend	$ —	$ 240

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

TurboChef Technologies, Inc. (“TurboChef” or “the Company”) was incorporated in the State of Delaware on April 3, 1991. The Company designs, develops, manufactures and markets speed cooking solutions to the food service marketplace. TurboChef’s speed cooking ovens utilize patented technologies that combine controlled high-speed forced air convection heating with microwave energy to cook food products at remarkable speeds with food quality comparable, and in many instances, superior to conventional methods. Through its recently acquired subsidiary, Enersyst Development Center L.L.C. (“Enersyst”), the Company conducts research, development and licensing of additional patented technologies associated with the application of heat transfer and air impingement. These licensed technologies allow food service equipment manufacturers to test, develop and manufacture advanced products to the food service industry. The Enersyst subsidiary also provides leading innovations in culinary development through the research, development and testing of food concepts, menu development and culinary solutions for restaurant chains, food manufacturers and food service operators.

The Company’s primary markets are with commercial food service operators throughout North America, Europe and Asia.  Management believes that the Company operates in one primary business segment.

The financial statements of the Company as of June 30, 2004 and 2003 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and have not been audited by independent public accountants. In the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these statements unless significant changes have taken place since the end of the Company’s most recent fiscal year. The Company’s December 31, 2003 balance sheet was derived from audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “Form 10-K”), but does not include all disclosures required by GAAP. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the aforementioned Form 10-K. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the prior period financial statements have been reclassified to conform to current year presentation.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For information regarding significant accounting policies, see Note 2 to the Consolidated Financial Statements of the Company for the year ended December 31, 2003, set forth in the Form 10-K.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair values. In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires goodwill and other acquired intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must undergo an impairment test at least annually.

Developed technology is amortized using the straight line method over a 10-year life.

LOSS PER COMMON SHARE

Basic net loss per share is based on the weighted-average number of common shares outstanding during each period.   Diluted net loss per common share is computed by dividing net loss, adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potentially dilutive securities. For the three and six months ended June 30, 2004 and 2003, potentially dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.  For the three and six months ended June 30, 2004, the potentially dilutive securities include options and warrants, which are exercisable for up to 11.3 million shares of common stock, preferred membership units in the Enersyst subsidiary exchangeable for 1.8 million shares of common stock and 2,132,650 shares of convertible preferred stock, which is convertible into 42,653,000 shares of common stock, to the extent shares of common stock are available for full conversion of the preferred stock. As described in Note 12, the Company filed an amendment to its Restated Certificate of Incorporation to increase the number of authorized shares of its common stock, par value $.01 per share, from 50,000,000 to 100,000,000 pursuant to stockholder approval of the increase granted on July 19, 2004 at the Company’s annual meeting.

STOCK BASED EMPLOYEE COMPENSATION

The Company accounts for its stock-based employee compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related technical interpretations. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, requires companies that elect not to account for stock-based compensation as prescribed by that statement to disclose, among other things, the pro forma effects on operations as if SFAS No. 123 had been adopted. SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, provides for alternative methods of transitioning to SFAS No. 123. It also amends the disclosure provisions of SFAS No. 123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements.  The Company will continue to use the intrinsic value method of accounting for stock-based compensation as allowed by SFAS No. 148 and make the appropriate disclosures.  Accordingly, no compensation expense is recognized for fixed option plans, because the exercise prices of employee stock options equals or exceeds the market value of the underlying stock on the dates of grant.

For purposes of pro forma disclosures, the estimated fair value of options issued is amortized to compensation expense over the options’ vesting period. The Company’s pro forma information, based on the options held by the Company’s employees, is as follows for the three and six months ended June 30 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss applicable to common stockholders:
As reported	$(2,261)	$(1,674)	$(4,207)	$(2,468)
Total stock-based compensation expense	(976)	(267)	(1,760)	(534)
Pro forma	$(3,237)	$(1,941)	$(5,967)	$(3,002)
Net loss applicable to common stockholders
per share - basic and diluted:
As reported	$(0.08)	$(0.09)	$(0.16)	$(0.13)
Pro forma	(0.12)	(0.10)	(0.22)	(0.16)

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an

interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“FIN No. 46”). FIN No. 46 explains how to identify variable interest entities (“VIEs”) and how an enterprise assesses its interests in a VIE, to decide whether to consolidate that entity for financial reporting purposes. The Interpretation requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003.  Adoption of this pronouncement did not have a material effect on the Company’s financial statements.

In December 2003, the FASB issued a revised version of FIN No. 46 (“FIN 46R”). The Company is required to adopt this interpretation at the end of the first interim reporting period ending after March 15, 2004 for any VIEs in which it holds a variable interest that was acquired before February 1, 2003. The interpretation is effective immediately for any VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. The Company adopted the provisions of FIN 46R as of March 31, 2004; however, as it does not currently hold any VIEs, the adoption of this pronouncement did not have any effect on the Company’s consolidated financial statements.

NOTE 3.  BUSINESS COMBINATION

On May 21, 2004, the Company acquired Enersyst, a leading provider and critical source of innovations to the food service industry. Enersyst researches, develops and licenses patented technology that enables food service equipment manufacturers to test, develop and provide advanced products to the marketplace. Enersyst holds over 150 foreign and domestic patents related to heat transfer, air impingement and associated food technologies. As a result of this acquisition, the Company believes it increased its leadership position in delivering the most advanced innovations in speed cooking solutions to customers worldwide. The results of Enersyst’s operations have been included in the consolidated financial statements since the acquisition date.

Total consideration for this transaction was $13.8 million, consisting of $7.4 million cash, including transaction costs, and $6.4 million equity in the form of Enersyst preferred membership units exchangeable in the future, at the discretion of the holders, for 1.8 million shares of TurboChef common stock. The cash portion of the acquisition was paid with funds raised in a private placement (see Note 8). Total goodwill recorded was $2.6 million, none of which is deductible for income tax purposes.

The following information summarizes the initial allocation of fair values assigned to the assets and liabilities at the acquisition date based on a preliminary valuation. Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation.

Current assets	$ 563
Property and equipment	20
Developed technology	10,620
Goodwill	2,637
Current liabilities	(28)
Net assets acquired	$ 13,812

Developed technology has an estimated useful life of 10 years.

The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had occurred as of the beginning of the immediately preceding period. The pro forma information is not necessarily indicative of what would have occurred had the acquisitions been made as of such periods, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, amortization of intangibles and interest expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$2,862	$1,600	$4,815	$5,160
Net loss	(2,358)	(1,603)	(4,200)	(2,020)
Net loss applicable to common stockholders	(2,358)	(1,663)	(4,200)	(2,139)
Net loss applicable to common stockholders
per share - basic and diluted	$(0.08)	$(0.08)	$(0.16)	$(0.10)

NOTE 4. INVENTORY

Inventory consists of the following (in thousands):

	June 30, 2004	December 31, 2003
Parts inventory, net	$3,035	$1,073
Finished goods - ovens	2,851	371
Demonstration inventory, net	121	70
	$6,007	$1,514

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

		June 30, 2004	December 31, 2003
	Estimated Useful Lives (Years)
Equipment	3-7	$ 1,762	$ 345
Furniture and fixtures	5	245	685
Leasehold improvements	5	102	235
		2,109	1,265
Less accumulated depreciation		(154)	(1,164)
		$ 1,955	$ 101

NOTE 6.  DEBT

In January 2003 Maytag Corporation (“Maytag”) obtained a summary judgment against TurboChef in the amount of $359,372 related to debt arising from a 2001 purchase of oven and parts inventory. The note, which bore interest at the prime rate plus 2%, was not paid according to its terms and was in default since November 2002.  In March 2004, the Company paid the summary judgment in full including estimates for additional costs. In addition, the Company had $1.4 million of other payables on its balance sheets at June 30, 2004 and at December 31, 2003 related to amounts due to Maytag. The Company believes that ultimately these obligations will be incorporated into resolution of the litigation issues between the parties which are now under arbitration (Note 10).

NOTE 7.  ACCRUED WARRANTY AND UPGRADE COSTS

The Company generally provides a one-year parts and labor warranty on its ovens. Provisions for warranty claims are recorded at the time products are sold and are reviewed and adjusted periodically by management to reflect actual and anticipated experience.

In September 1999, the Company entered into an agreement to upgrade and warranty 262 ovens installed for Whitbread Group PLC (“Whitbread”). The Company received approximately $1.4 million from Whitbread to complete the upgrade and provide a three-year extended warranty to each of the ovens. The oven upgrades included design changes that were to substantially increase the life and durability of the ovens. These upgrades were completed in February 2000. The $1.4 million had been used to offset expenses relating to the upgrade and warranty as incurred. Through 2000, the Company incurred $1.7 million for expenses in excess of payments from Whitbread, relating to the completion of the upgrade and repairs during the remainder of the warranty period. No additional costs have been incurred since 2000. In February 2002, the Company and Whitbread entered into a new agreement to terminate the September 1999 upgrade and extended warranty agreement. Under the new agreement, TurboChef was required to pay Whitbread £460,000

(approximately $670,000) plus VAT (value added tax) over a 24-month period. In return, Whitbread would release TurboChef from its obligation to continue its warranty.  On signing the agreement, TurboChef made an initial payment to Whitbread of £50,000 (approximately $72,000) plus VAT and committed to pay £15,000 (approximately $22,000) plus VAT per month for the next 24 months, with a final payment of £50,000 plus VAT due the final month. Upon entering into this agreement, the Company recorded an adjustment to reduce the warranty liability by $190,000, the amount by which the amount of the warranty liability related to Whitbread exceeded the amount to be paid under the agreement. The Company has not made any payments since November 2002 and is currently in default of the agreement. As a result of the default, an estimated warranty liability of $190,000 was recorded as of December 31, 2002. Other than a provision for the estimated effects of foreign exchange, there was no activity in the Company’s liability related to the Whitbread agreement since 2002.

An analysis of changes in the liability for product warranty claims, including amounts related to Whitbread, is as follows for the three and six months ended June 30 (in thousands):

	Reserve Balance January 1, 2004	Additions/ Adjustments To Reserve	Costs Applied Against Reserves	Reserve Balance March 31, 2004	Additions/ Adjustment To Reserve	Costs Applied Against Reserves	Reserve Balance June 30, 2004
Whitbread	$729	$18	$—	$747	$(6)	$—	$741
Other	199	(21)	(47)	131	94	(54)	171
Total	$928	$(3)	$(47)	$878	$88	$(54)	$912

	Reserve Balance January 1, 2003	Additions/ Adjustments To Reserve	Costs Applied Against Reserves	Reserve Balance March 31, 2003	Additions/ Adjustment To Reserve	Costs Applied Against Reserves	Reserve Balance June 30, 2003
Whitbread	$614	$—	$—	$614	$—	$—	$614
Other	432	152	(161)	423	33	(195)	261
Total	$1,046	$152	$(161)	$1,037	$33	$(195)	$875

NOTE 8.  MAY 2004 PRIVATE PLACEMENT

In May 2004, the Company completed a private placement of 3,453,629 shares of common stock for aggregate consideration of $10.0 million, or $2.90 per share. A portion of the proceeds from the private placement was used to finance TurboChef’s acquisition of Enersyst (see Note 3) with the remainder to be used for working capital and other general corporate purposes.

NOTE 9. PREFERRED STOCK

On October 28, 2003 the Company completed a private placement of 2,132,650 shares of its new Series D Convertible Preferred Stock, par value $1.00 per share (the “Series D Preferred Stock”) to OvenWorks, LLLP (“OvenWorks”) and to certain other investors for whom OvenWorks served as nominee.  At the time of issuance, the shares of Series D Preferred Stock issued in the private placement were convertible into an aggregate of 42,653,000 shares of the Company’s common stock.  At June 30, 2004, the Company did not have sufficient shares of authorized but unissued common stock to permit conversion of all of the shares of Series D Preferred Stock.  As a result, the Company has recorded $12.6 million; the aggregate consideration paid for such shares, as mezzanine equity (see Note 12).

NOTE 10. COMMITMENTS AND CONTINGENCIES

LONG-TERM CONTRACTS

The Company is party to a manufacturing agreement with the Shandong Xiaoya Group, Ltd. (“Xiaoya”) in China under which Xiaoya has the exclusive manufacturing rights for one of the Company’s current oven models. Under the present terms of the agreement, the Company is committed to minimum purchases of approximately $250,000 per month. In addition, the Company is required to purchase certain component parts supplied to Xiaoya for use in the ovens. This contract expires July 2004 and the Company is currently negotiating the terms of its renewal.

On March 8, 2004, the Company announced that it had reached an agreement with the Subway® restaurant system to be the exclusive supplier of speed cook ovens to more than 20,000 Subway franchisees worldwide. TurboChef began delivering ovens to Subway restaurants in the U.S. during the second quarter of 2004. The Company has entered into an agreement with a domestic contract manufacturer for the production of these ovens.

LEGAL PROCEEDINGS

TurboChef filed for arbitration against Maytag in Dallas, Texas, on February 2, 2001, in connection with a series of contracts for research, development and commercialization of certain technology through a joint, strategic relationship. After a stay of proceedings pending settlement discussions, TurboChef’s third amended claim was submitted on May 6, 2004. It includes claims for substantial damages for Maytag’s breach of the contracts between the parties and for specific performance of those contracts, fraud, theft of trade secrets, breach of fiduciary duty, usurpation of corporate opportunity, correction of inventorship, punitive damages and attorneys fees. It also seeks an injunction and equitable assignment of ownership requiring Maytag to return all rights in intellectual property owned by TurboChef under the parties’ agreements. Maytag has not responded to TurboChef’s third amended claim. However, Maytag has made certain counterclaims in the Texas arbitration in response to TurboChef’s second amended claim on July 17, 2002, and is seeking in excess of $35 million in damages under its counterclaims. The arbitrators and the parties have agreed to begin the final hearing on TurboChef and Maytag’s claims on May 30, 2005. Management believes that Maytag’s Texas claims are without merit and intends to vigorously defend against Maytag’s allegations.

 Maytag has also initiated an arbitration proceeding in Boston, claiming damages in an amount in excess of $1.3 million for failure to pay for ovens. TurboChef has filed its counterclaim alleging that Maytag breached its warranty and committed fraud and that TurboChef has been damaged in an amount in excess of $1.5 million. Management believes Maytag’s Boston claims are without merit, and it intends to vigorously defend against Maytag’s allegations.

Maytag also filed suit against the Company in May 2002 in a federal district court in Iowa seeking unspecified damages for various claims. The court has stayed the claims pending final resolution of the claims in the Texas arbitration.

The parties had since January 2003 agreed to stay the proceedings in Dallas and Boston pending the outcome of settlement negotiations. In March 2004, the Company notified Maytag that negotiations had not produced an acceptable offer of settlement and the Company would, therefore, proceed with arbitration. Since that time, the parties have agreed to a scheduling order that contemplates a hearing in the Boston arbitration sometime after the hearing on the Texas arbitration, in 2005. The outcome of any litigation or arbitration is uncertain, and an unfavorable outcome could have a material adverse effect on the Company’s operating results and future operations. Since the outcomes of the arbitration proceedings are uncertain, no adjustments have been made to the financial statements.

NOTE 11.  REVENUE BY GEOGRAPHIC AREA AND CUSTOMER CONCENTRATIONS

The Company currently derives primarily all its revenues from the sale of ovens. The Company does not have significant assets outside of the United States. Revenues by geographic region for the three and six months ended June 30 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
North America	$1,820	$550	$2,312	$1,689
Europe and Asia	600	62	1,054	1,147
Totals	$2,420	$612	$3,366	$2,836

The Company is generally subject to the financial condition of commercial food service operators and related equipment providers; however, management does not believe that there is significant credit risk with respect to trade receivables. For the three and six months ended June 30, 2004, 53% and 47% of the Company’s sales were made to three customers, respectively. For the three and six months ended June 30, 2003, 16% and 42% of the Company’s sales were made to one and two customers, respectively.

NOTE 12. SUBSEQUENT EVENTS

The Company filed an amendment to its Restated Certificate of Incorporation, as previously amended, effective July 19, 2004 to increase the number of authorized shares of its common stock, par value $.01 per share, from 50,000,000 shares to 100,000,000 shares.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company designs, develops, manufactures and markets speed cooking solutions to the food service marketplace. Our speed cooking ovens utilize patented technologies that combine controlled high-speed forced air convection heating with microwave energy to cook food products at remarkable speeds with food quality comparable and superior to conventional methods. Through our recently acquired subsidiary, Enersyst Development Center L.L.C. (“Enersyst”), we conduct research, development and licensing of additional patented technologies associated with the application of heat transfer and air impingement. These licensed technologies allow food service equipment manufacturers to test, develop and manufacture advanced products to the food service industry. Our Enersyst subsidiary also provides leading innovations in culinary development through the research, development and testing of food concepts, menu development and culinary solutions for restaurant chains, food manufacturers and food service operators.

Our primary markets are with commercial food service operators throughout North America, Europe and Asia.  We believe that the Company operates in one primary business segment.

Doctor’s Associates, Inc., the franchisor of the Subway“ sandwich restaurant concept, agreed in March 2004 that we would be the exclusive manufacturer to supply speed cook ovens to all Subway franchise locations.  Subway franchisees operate over 18,000 locations in the United States, Canada and Puerto Rico, and more are added every year.  In addition, we will be the sole supplier of the ovens to Subway’s international locations, which currently number approximately 2,000 locations.  We are currently producing the ovens for ultimate distribution to the Subway franchisees in the U.S., Canada and Puerto Rico and started shipments in the second quarter of 2004.

As of June 30, 2004, there were approximately 3,100 ovens operating worldwide.

We currently sell our speed cook ovens primarily through a direct sales force, consisting of manufacturer’s representatives, in North America, and through equipment distributors in Europe, Asia and the Pacific Rim.  Currently, there are nineteen non-exclusive distributors of our proprietary commercial ovens in Europe, Asia and the Pacific Rim.  Our primary sales office is located in Dallas, Texas. In addition, we have a sales office in The Netherlands.

 Additionally, we are seeking to develop multiple distribution channels through the use of third-party distributors, manufacturer’s representatives, agents and wholesale food distributors. We are also considering entering into strategic marketing alliances with third parties who have established relationships or synergies with mutual prospective customers.

We are committed under the terms of a 2000 manufacturing agreement which granted exclusive manufacturing rights for our commercial oven model C-3 to Shandong Xiaoya Group, Ltd. (“Xiaoya”), a contract manufacturer located in China.  As amended, the agreement obligated us to purchase a minimum of 200 ovens per month from December 2002 to August 2004. In 2003, we were unable to satisfy the minimum purchase requirements and were, therefore, in breach of our agreement.  In conjunction with the October 2003 private placement described below, we paid all outstanding amounts due Xiaoya and Xiaoya agreed to resolution of any claims which might have arisen under the agreement and reduced the minimum purchase commitment to a level more in keeping with near-term sales expectations. The Company is currently negotiating the terms of the renewal of this agreement.

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

MAY 2004 PRIVATE PLACEMENT

In May 2004 we completed a private placement of 3,453,629 shares of common stock for aggregate consideration of $10.0 million, or $2.90 per share. A portion of the proceeds from the private placement was used to finance our acquisition of Enersyst with the remainder to be used for working capital and other general corporate purposes.

ENERSYST ACQUISITION

On May 21, 2004, we acquired Enersyst, a leading provider and critical source of innovations to the food service industry. Enersyst researches, develops and licenses patented technology that enables food service equipment manufacturers to test, develop and provide advanced products to the marketplace. Enersyst holds over 150 foreign and domestic patents related to heat transfer, air impingement and associated food technologies. As a result of this acquisition, we increased our leadership position in delivering the most advanced innovations in speed cooking solutions to customers worldwide. The results of Enersyst’s operations have been included in the consolidated financial statements since that date.

Total consideration for this transaction was $13.8 million, consisting of $7.4 million cash, including transaction costs, and $6.4 million equity in the form of Enersyst preferred membership units exchangeable in the future, at the discretion of the holders, for 1.8 million shares of TurboChef common stock. The cash portion of the acquisition was paid for with funds raised in the May 2004 private placement. Total goodwill recorded was $2.6 million, none of which is deductible for income tax purposes.

CASH FLOW AND LIQUIDITY

The Company has invested heavily in research, prototype development, strategic alliance development and sales and marketing personnel. As a result of these investments, and the limited revenues generated to date from sales of ovens, the Company has incurred substantial operating losses in each year of its operations (including net losses available to common stockholders of $2.3 million and $4.2 million for the three and six months ended June 30, 2004 and $26.9 million for the year ended December 31, 2003) resulting in an accumulated deficit of $64.8 million as of June 30, 2004.

Management believes that the working capital provided by the October 2003 and May 2004 private placement coupled with the significant positive cash flow potential of the Subway restaurant relationship (assuming such potential is realized) should provide us the resources to conduct normal operations and grow our business. If the cash flow from the Subway restaurant relationship is less than expected, or its timing gets delayed, our ability to implement our business plan would be adversely and materially affected, and we may not have sufficient working capital to conduct normal operations and grow our business. Additionally, we are currently negotiating terms of a $10.0 million stand-by credit facility under the provisions of a commitment letter from Bank of America.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

For a complete discussion of our significant accounting policies, see the footnotes to the Financial Statements in our 2003 Form 10-K. Below is a discussion of our critical accounting policies. These policies are critical because they are important to the portrayal of our financial condition and/or are dependent on subjective or complex judgments, assumptions and estimates. If actual results differ significantly from management’s estimates and projections, there could be a significant impact on the financial statements. The impact of changes in key assumptions may not be linear. Management has reviewed the application of these policies with the Audit Committee of the Board of Directors.

Revenue Recognition - Revenue from product sales is recognized when title and risk of loss are transferred to the customer, substantially all obligations relating to a sale are completed, prices are fixed or determinable and collection of the related receivable is reasonably assured.  If the terms of a sale require installation, the revenue cycle is substantially complete after installation has occurred; therefore, revenue is recognized upon installation. For sales where the customer has assumed the installation responsibility and sales to designated agents, substantially all obligations are completed at the time of shipment to the customer or the customer’s designated agent; therefore revenue is recognized upon shipment. Revenue for sales of replacement parts, ceramic platters, cooking utensils and proprietary oven cleaner is recognized upon shipment to the customer. Royalty revenues are recognized based on the sales dates of licensees’ products and services revenues are recorded based on attainment of scheduled performance milestones.

We provide for returns on product sales based on historical experience and adjust such reserves as considered necessary. To date, there have been no significant sales returns.

Product Warranty — The Company’s ovens are under warranty against defects in material and workmanship for a period of one year from the date of installation. Anticipated future warranty costs are estimated, based upon historical experience, and are recorded in the period cooking systems are sold. Periodically, the Company’s warranty reserve is reviewed to determine if the reserve is sufficient to cover the repair costs associated with the remaining ovens under warranty. At this time, the Company believes that, based upon historical data over the last 24 months, the current warranty reserve is sufficient to cover the associated costs. If warranty costs trend higher, the Company would need to record a higher initial reserve as well as reserve the estimated amounts necessary to cover all ovens remaining under warranty. For example, if the costs of actual product warranty were 10% higher than we expected, our provision for warranties and net loss would have been approximately $17,000 higher for the six months ended June 30, 2004. Any such additional reserves would be charged to cost of goods sold and could have a material effect on the Company’s financial statements.

Goodwill and Other Intangible Assets — Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair values. Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires goodwill and other acquired intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must undergo an impairment test at least annually.

Stock-Based Compensation and Other Equity Instruments  -  We follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123.

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

Foreign Exchange   -   For the three and six months ended June 30, 2004, 25% and 31% of the Company’s revenues were derived from sales outside of the United States, respectively. For the three and six months ended June 30, 2003, 10% and 40% of the Company’s revenues were derived from sales outside of the United States, respectively. These sales and subsequent accounts receivable and 6% of selling, general and administrative expenses for the three and six months ended June 30, 2004 and 15% for the three and six months ended June 30, 2003 are also denominated in foreign currencies, principally in Euros. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the US dollar. In addition, trade terms with customers outside of the United States generally are longer than with customers inside of the United States, which increases the potential of foreign exchange gains or losses. At this time, the Company does not engage in any foreign exchange hedging activities.

Deferred Income Taxes   - In preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. In addition, as of June 30, 2004, we had net operating loss carryforwards (“NOLs”) of $55.0 million, of which approximately $42.6 million are subject to annual limitations resulting from the change in control provisions in Section 382 of the Internal Revenue Service Code. These NOLs begin to expire in 2009. Additionally, we have $1.0 million in income tax deductions related to stock option exercises, the tax effect of which will be reflected as a credit to additional paid in capital when realized.  A valuation allowance is recorded to reduce our net deferred income tax assets to the amount that is more likely than not to be realized. Based on our history of losses, we have recorded a valuation allowance as of June 30, 2004, equal to the full amount of our net deferred income tax assets including those related to our NOLs. Future profitable operations would permit recognition of these net deferred income tax assets, which would have the effect of reducing our income tax expense. Future operations could demonstrate a return to profitability sufficient to warrant a reversal of the valuation allowance which would positively impact our financial statements.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2003

Total revenues for the three months ended June 30, 2004 were $2.4 million, an increase of $1.8 million, compared to revenues of $610,000 for the three months ended June 30, 2003. This increase is primarily due to increased oven revenues of $1.3 million attributable to sales of our new Tornado model oven to Subway and sales of our C3 model oven. The increase is largely volume related with a slight decrease in the per unit sales price of our C3 model. Of the remaining $500,000 increase, $310,000 was royalty and services revenue related to the acquisition and the remainder was due to increased consumable and other revenues.

Total revenues for the six months ended June 30, 2004 were $3.4 million, an increase of $530,000, compared to revenues of $2.8 million for the six months ended June 30, 2003. Revenues increased primarily as a result of acquisition related royalty and services revenue of $310,000, consumable and other revenues of $170,000, and oven revenues of

$50,000. The increase in oven revenue is attributable to sales of our new Tornado model oven to Subway, offset by a decrease in C3 model oven revenue. The decrease in C3 oven revenue is primarily volume related.

Cost of product sales for the three months ended June 30, 2004 was $1.2 million, an increase of $830,000, compared to $350,000 for the three months ended June 30, 2003.  The increase is primarily due to the increase in revenue. As a percentage of related product sales, cost of product sales was relatively constant period over period.

Cost of product sales for the six months ended June 30, 2004 was $1.6 million, an increase of $100,000, compared to $1.5 million for the six months ended June 30, 2003.  The increase is primarily due to the increase in revenue. As a percentage of related product sales, cost of product sales was relatively constant period over period.

Cost of product sales are calculated based upon the actual cost of the oven, the cost of any accessories supplied with the oven, an allocation of cost for freight, duties and taxes for the importation of the oven and a reserve for warranty. Cost of goods sold does not include any cost allocation for administrative and support services required to deliver or install the oven or an allocation of costs associated with the ongoing quality control of the Company’s manufacturers in China and in the United States. These costs are recorded within selling, general and administrative expenses. Cost of goods sold also does not attribute any allocation of compensation or general and administrative expenses to royalty and services revenues.

Gross profit on product sales for the three months ended June 30, 2004 was $940,000, an increase of $670,000, compared to gross profit on product sales of $270,000 for the three months ended June 30, 2003.  This increase is due primarily to the increase in revenue. Gross profit on product sales as a percentage of product sales revenue was relatively constant period over period.

Gross profit on product sales for the six months ended June 30, 2004 was $1.4 million, an increase of $120,000, compared to gross profit on product sales of $1.3 million for the six months ended June 30, 2003.  This increase is due primarily to the increase in revenue. Gross profit on product sales as a percentage of product sales revenue was relatively constant period over period.

Research and development expenses for the three months ended June 30, 2004 were $200,000, a decrease of $70,000, compared to $270,000 for the three months ended June 30, 2003.  The decrease relates primarily to a reduction in prototype development expenses as the new oven model has entered production.

Research and development expenses for the six months ended June 30, 2004 were $510,000, an increase of $20,000, compared to $490,000 for the six months ended June 30, 2003. This modest change is largely due to a decrease in prototype development expenses offset by increases in payroll and related expenses and travel and related expenses.

Selling, general and administrative expenses for the three months ended June 30, 2004 were $3.3 million, an increase of $1.7 million, compared to $1.6 million for the three months ended June 30, 2003.  This change is due to increased payroll and related expenses of $780,000, travel and related expenses of $190,000, and marketing and related expenses of $90,000, primarily attributable to our expansion resulting from the Subway agreement; increased professional and legal fees of $270,000, primarily attributable to the Maytag litigation; increased non-employee compensation of $70,000 related to charges for stock based compensation; increased selling, general and administrative expenses of $330,000 related to the acquisition; offset by decreased bad debt expense of $70,000 attributable to improved credit and collection efforts.

Selling, general and administrative expenses for the six months ended June 30, 2004 were $5.5 million, an increase of $2.2 million, compared to $3.3 million for the six months ended June 30, 2003.  This change is due to increased payroll and related expenses of $930,000, travel and related expenses of $280,000, and marketing and related expenses of $200,000, primarily attributable to our expansion resulting from the Subway agreement; increased professional and legal fees of $520,000, primarily attributable to the Maytag litigation; increased non-employee compensation of $100,000 related to charges for stock based compensation; increased selling, general and administrative expenses of $330,000 related to the acquisition; offset by decreased depreciation expense of $80,000, attributable to assets becoming fully depreciated in 2003 and decreased bad debt expense of $70,000 attributable to improved credit and collection efforts. The 2003 amounts were also reflective of a curtailment of activity in the business as resources became scarce.

Net other income for the three and six months ended June 30, 2004 was nil and $30,000, a decrease of $30,000 and $40,000, compared to $30,000 and $70,000 for the three and six months ended June 30, 2003, respectively.  The decrease is due primarily to decreased interest income from notes receivable from stockholders. These notes were repaid in the fourth quarter of 2003.

Preferred stock dividend charges for the three and six months ended June 30, 2004 was nil, a decrease of $60,000 and $119,000, compared to $60,000 and $119,000 for the three and six months ended June 30, 2003, respectively.  This decrease was due to the conversion of the Company’s Series B and C Preferred Stock into common stock in October 2003.

As a result of the foregoing, we incurred a net loss applicable to common stockholders of $2.3 million and $4.2 million for the three and six months ended June 30, 2004 compared to a loss of $1.7 million and $2.5 million for the three and six months ended June 30, 2003, respectively.

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

In May 2004 we completed a private placement of 3,453,629 shares of common stock for aggregate consideration of $10.0 million, or $2.90 per share. A portion of the proceeds from the private placement was used to finance our acquisition of Enersyst with the remainder to be used for working capital and other general corporate purposes.

Doctor’s Associates, Inc., the franchisor of the Subway sandwich restaurant concept, agreed in March 2004 that we would be the exclusive manufacturer to supply speed cook ovens to all Subway franchise locations.  Subway franchisees operate over 18,000 locations in the United States, Canada and Puerto Rico, and more are added every year.  In addition, we will be the sole supplier of the ovens to Subway’s international locations as well, which currently number approximately 2,000 locations.  We are currently producing these ovens and have started shipments during the second quarter of 2004.

The Company anticipates that its current cash on hand, collections of its accounts receivable and cash from anticipated sales of ovens, particularly in light of the significant potential represented by the Subway agreement, enable it to now conduct normal operations, expand its business as needed and generate operating profit in 2004. The Company will also explore financing alternatives to provide stand-by credit availability to augment the cash flow anticipated from operations as the distribution plan for roll-out of ovens to Subway franchisees is being fully implemented. The Company further anticipates that existing cash on hand is sufficient to sustain normal operations until then. Our projected attainment of profits from operations, as well as our ability to sustain normal operations and grow our business, is dependent on the Subway arrangement and the currently anticipated rate of sales contemplated by the planned roll-out schedule.  Despite the Company’s best efforts, no assurance can be made that the Company will generate the anticipated level of sales of ovens under the Subway agreement or that the timing of such sales will not be delayed.

The Company has, and will continue to hold inventory, due to its long manufacturing cycle.  As of June 30, 2004, the Company held $2.9 million of finished goods inventory (ovens), $121,000 of demonstration inventory (ovens used for customer demonstrations, tests and pilot programs) and $3.0 million of parts inventory (used for manufacturing and service). Of the $2.9 million of finished goods inventory, $2.2 million are the new Tornado model ovens currently being shipped to Subway locations. Additionally, the majority of the parts inventory is for current production of ovens to complete orders received and anticipated as the roll-out of Subway ovens continues. The Company offers demonstration inventory free of charge or at reduced prices to certain potentially large customers, who wish to test and evaluate an oven prior to purchase. We are committed under the terms of a manufacturing agreement with Xiaoya to minimum purchases of approximately $250,000 per month.  In addition, in connection with the manufacturing agreement the Company is required to use working capital to purchase certain component parts supplied to Xiaoya for use in the ovens. This manufacturing agreement expired July 2004 and the Company is currently negotiating terms of its renewal.

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

With the October 2003 private placement, the May 2004 private placement and the recently completed Subway agreement, the Company has implemented plans, including establishing an office in Atlanta and re-establishing an office in New York, to increase expenditures in marketing, advertising and promotion, research and development and customer support to serve the growth in activity anticipated from the Subway franchisees and take advantage of other market opportunities. This increase in operating expenditures will be made, to the extent possible, in concert with growth in activity but could aggregate an incremental $3.0 million for the remainder of 2004.

Cash used in operating activities was $7.5 million for the six months ended June 30, 2004 as compared to cash used in operations of $460,000 for the six months ended June 30, 2003.  Net cash used in operating activities for the six months ended June 30, 2004 was due to our net loss of $4.2 million plus a net change in our operating assets and liabilities of $3.7 million, offset by non-cash charges of $400,000.  The cash used in operations was largely due to increased inventory investments and increased operating costs as we ramped up our business to accommodate orders anticipated from the Subway agreement and increased accounts receivable resulting, in large part, from sales under the Subway agreement in the second quarter of 2004.  Net cash used in operating activities for the six months ended June 30, 2003 was due to a net loss of $2.4 million offset by a net change in operating assets and liabilities of $1.6 million and non-cash charges of $280,000.

Cash used in investing activities for the six months ended June 30, 2004 was $9.1 million compared to nil for the six months ended June 30, 2003.  The increase is due to the acquisition of Enersyst for $7.1 million, net of cash acquired, and $1.9 million in capital expenditures, primarily related to tooling and other equipment purchases made to support activity from the Subway agreement and to establishing offices in Atlanta and New York.  The Company anticipates nominal additional capital expenditures during the balance of 2004 and anticipates funding those from existing working capital.

Cash provided by financing activities for the six months ended June 30, 2004 was $10.3 million compared to nil for the six months ended June 30, 2003.  We received net proceeds $10.0 million from the May 2004 private placement, $660,000 in proceeds from the exercise of options and warrants and paid $380,000 in notes payable during the first quarter of 2004.

At June 30, 2004, the Company had cash and cash equivalents of $2.6 million and working capital of $4.9 million as compared to cash and cash equivalents of $8.9 million and working capital of $7.0 million at December 31, 2003, respectively.

Contractual Cash Obligations

As of June 30, 2004, our future contractual cash obligations are as follows (in thousands):

	Payments due by period
	Total	July - December 2004	2005	2006	2007	2008	Thereafter
Operating leases	$1,923	$138	$475	$350	$352	$360	$248
Purchase commitments	250	250	—	—	—	—	—
Total	$2,173	$388	$475	$350	$352	$360	$248

We believe that existing working capital and anticipated cumulative cash flow from operations combined with future financing opportunities will provide sufficient cash flow to meet our contractual obligations. We intend to seek financing for any amounts that we are unable to pay from operating cash flows. New financing alternatives are routinely evaluated to determine their practicality and availability in order to provide the Company with sufficient and timely funding at the least possible cost. Additionally, we are currently negotiating terms of a $10.0 million stand-by credit facility under the provisions of a commitment letter from Bank of America. However, if financing is not available or available under unfavorable terms, we may not be able to increase our sales and marketing and research and development investments which may hamper our ability to grow our business or compete effectively in any of our markets which could materially harm our business, financial condition and results of operations.

We believe that our existing cash and anticipated future operating cash flows from the Subway agreement will be sufficient to fund our cash requirements needs for working capital and capital investment requirements in the short term, which means the next twelve months, and for a reasonable period of time thereafter.

AUTHORITATIVE PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“FIN No. 46”). FIN No. 46 explains how to identify variable interest entities (“VIEs”) and how an enterprise assesses its interests in a VIE, to decide whether to consolidate that entity for financial reporting purposes. The Interpretation requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003.  Adoption of this pronouncement did not have a material effect on the Company’s financial statements.

In December 2003, the FASB issued a revised version of FIN No. 46 (“FIN 46R”). The Company is required to adopt this interpretation at the end of the first interim reporting period ending after March 15, 2004 for any VIEs in which it holds a variable interest that was acquired before February 1, 2003. The interpretation is effective immediately for any VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. The Company adopted the provisions of FIN 46R as of March 31, 2004; however, as it does not currently hold any VIEs, the adoption of this pronouncement did not have any effect on the Company’s consolidated financial statements.

        ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the three and six months ended June 30, 2004, 25% and 31% of the Company’s revenues were derived from sales outside of the United States, respectively. For the three and six months ended June 30, 2003, 10% and 40% of the Company’s revenues were derived from sales outside of the United States, respectively. These sales and subsequent accounts receivable and 6% of selling, general and administrative expenses for the three and six months ended June 30, 2004 and 15% for the three and six months ended June 30, 2003 are also denominated in foreign currencies, principally in Euros. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the US dollar. In addition, trade terms with customers outside of the United States generally are longer than with customers inside of the United States, which increases the potential of foreign exchange gains or losses.

The Company believes that revenues from sources outside of the United States will increase during 2004. There is no assurance that the Company will not be subject to foreign exchange losses in the future.

As of June 30, 2004, the Company does not have any assets or liabilities other than those discussed above that have the potential for market risk that would affect the operating results or cash flow of the Company, and the Company is not engaged in any foreign currency hedging activity.

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

There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

        ITEM 1.  LEGAL PROCEEDING

The Company has previously reported in its Annual Report on Form 10-K for the year ended December 31, 2003, certain material developments in legal proceedings during the quarter ended March 31, 2004.

The Company filed for arbitration against Maytag Corporation (“Maytag”) in Dallas, Texas, on February 2, 2001, in connection with a series of contracts for research, development and commercialization of certain technology through a joint, strategic relationship. After a stay of proceedings pending settlement discussions, the Company’s third amended claim was submitted on May 6, 2004. It includes claims for substantial damages for Maytag’s breach of the contracts between the parties and for specific performance of those contracts, fraud, theft of trade secrets, breach of fiduciary duty, usurpation of corporate opportunity, correction of inventorship, punitive damages and attorneys fees. It also seeks an injunction and equitable assignment of ownership requiring Maytag to return all rights in intellectual property owned by the Company under the parties’ agreements.

Maytag has not responded to the Company’s third amended claim. The arbitrators and the parties have agreed to begin the final hearing on TurboChef and Maytag’s claims on May 30, 2005. The parties also have agreed to a scheduling order that contemplates a hearing in the Company’s separate arbitration with Maytag in Boston sometime after the hearing on the Texas arbitration, in 2005. Management believes that Maytag’s Texas and Boston claims are without merit and intends to vigorously defend against Maytag’s allegations.

        ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On May 21, 2004, the Company sold 3,453,629 shares of its Common Stock to thirteen accredited investors, including two directors of the Company, for approximately $10,015,000.

In connection with the Company’s acquisition of Enersyst Development Center, LLC, on May 21, 2004, the thirteen owners of the limited liability company exchanged their common membership interests in that company for preferred interests, conditioned upon the Company entering into a Preferred Unit Exchange Agreement with each of such members providing certain rights to exchange their preferred membership units for shares of Common Stock. The preferred membership units may be exchanged at any time prior to May 21, 2024, at the discretion of each holder, into an aggregate of 1,833,273 shares of Common Stock (subject to adjustment for stock splits, combinations, stock dividends, recapitalizations, reclassifications or mergers). The shares of Common Stock for which the preferred membership units could be exchanged were valued at $6.4 million at the time of the closing of the acquisition.

We believe our offering and sale of the shares in each transaction described above is or will be exempt from registration under Section 4(2) of the 1933 Securities Act (the “Act”).  The certificates representing the securities issued contain or will contain a legend to the effect that such securities were not registered under the Act and may not be transferred except pursuant to an effective registration statement or pursuant to an exemption from such registration requirement.

        ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

 None.

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

        ITEM 5.  OTHER INFORMATION

None.

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) REPORTS ON FORM 8-K

The following reports on Form 8-K were filed or furnished by the Registrant during the first quarter for which this report is filed:

Date Filed	Items Reported		Financial Statements Filed
May 28, 2004 (amended June 30 and July 2, 2004)	Item 2 – Item 5 – Item 7(a) –	Acquisition or Disposition of Assets Other Events Financial Statements of Business Acquired	None None The following financial statements of Enersyst were filed as an exhibit to Form 8-K/A:

(1) REPORTS OF INDEPENDENT AUDITORS
(2) BALANCE SHEETS AS OF MARCH 31, 2004 (UNAUDITED), DECEMBER 31, 2003 AND 2002
(3) STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED) AND THE YEARS ENDED DECEMBER 31, 2003 AND 2002
(4) STATEMENTS OF CHANGES IN MEMBERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED) AND THE YEARS ENDED DECEMBER 31, 2003 AND 2002
(5) STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED) AND THE YEARS ENDED DECEMBER 31, 2003 AND 2002
(6) NOTES TO FINANCIAL STATEMENTS

	Item 7(b) –	Pro Forma Financial Information	The following pro forma financial information of the Company and Enersyst was filed as an exhibit to Form 8-K/A:

(1) UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2004
(2) UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003 AND THE THREE MONTHS ENDED MARCH 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TURBOCHEF TECHNOLOGIES, INC.

By: /s/ James A. Cochran

James A. Cochran Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: August 12, 2004