Form 10-Q/A
period 2004-03-31
TURBOCHEF TECHNOLOGIES INC
filed 2004-11-22
CIK 916545

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

Explanatory Note

This amendment on Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2004 as initially filed with the Securities and Exchange Commission on May 11, 2004.

On November 15, the Company announced it was restating its financial statements as of and for years ending December 31, 2002 and 2003 and amending in their entirety annual reports on Form 10-K for both these years.   As discussed in the notes to the financial statements in those amended annual reports, the restatement corrected an error resulting from an oversight in applying offers contained in certain correspondence from 2002 pertaining to two significant sales transactions initiated at that time. This error  resulted in recognition of revenue in 2002 and 2003 that should have been deferred to future periods, the impact of which is discussed in detail in the amended annual reports.

This amendment corrects and restates the Unaudited Condensed Balance Sheets for the effects of these prior year restatements on accrued expenses, deferred revenue and accumulated deficit and reflects the restated comparative information for 2003 in the Unaudited Condensed Statements of Operations and the Unaudited Condensed Statements of Cash Flows.

Part I - Item 4 - Controls and Procedures, has also been amended in this filing.

       There were no other changes to this Form 10-Q.

TURBOCHEF TECHNOLOGIES, INC.
TABLE OF CONTENTS

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2004	December 31, 2003

		(As Restated)

Assets:

Current assets:
Cash and cash equivalents	$5,593	$8,890
Accounts receivable, net of allowance of $215 and $219, respectively	787	515
Other receivables, net	52	8
Inventory	2,542	1,470
Prepaid expenses	287	290

Total current assets	9,261	11,173

Property and equipment, net	1,471	101

Other assets	109	157

Total assets	$10,841	$11,431

Liabilities and Stockholders’ Equity (Deficit):

Current liabilities:
Accounts payable	$1,128	$314
Other payables	1,445	1,445
Accrued expenses (as restated)	1,459	1,128
Notes payable	-	380
Deferred revenue (as restated)	1,338	1,366
Accrued warranty and upgrade costs	878	928

Total current liabilities	6,248	5,561

Commitments and contingencies

Convertible, redeemable preferred stock	12,605	12,605

Stockholders’ equity (deficit):
Common stock, $.01 par value, authorized 50,000,000 shares, issued 26,210,957 and 25,474,018 shares at March 31, 2004 and December 31, 2003, respectively	262	255
Additional paid-in capital	56,122	55,460
Accumulated deficit	(63,902)	(61,956)
Notes receivable for stock issuances	(43)	(43)
Treasury stock—at cost 32,130 shares	(451)	(451)

Total stockholders’ deficit	(8,012)	(6,735)

Total liabilities and stockholders’ deficit	$10,841	$11,431

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended March 31,

	2004	2003

		(As Restated)

Revenues	$946	$1,775

Costs and expenses:
Cost of goods sold	447	903
Research and development expenses	311	275
Selling, general and administrative expenses	2,165	1,549

Total costs and expenses	2,923	2,727

Operating loss	(1,977)	(952)

Other income:
Interest income	35	34
Other (expense) income	(4)	5

	31	39

Net loss	(1,946)	(913)

Preferred stock dividends	-	(59)

Net loss applicable to common stockholders	$(1,946)	$(972)

Per share data - basic and diluted:
Net loss	$(0.08)	$(0.05)
Preferred stock dividends	-	-

Net loss applicable to common stockholders	$(0.08)	$(0.05)

Weighted average number of common shares outstanding - basic and diluted	25,846,968	19,062,534

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,

	2004	2003

Cash flows from operating activities:
Net loss (as restated)	$(1,946)	$(913)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37	124
Non-cash interest on notes receivable from employees and directors	-	(33)
Non-cash compensation expense	31	6
Foreign exchange gain	(3)	-
Changes in operating assets and liabilities:
Accounts receivable	(255)	(364)
Inventories	(1,083)	298
Prepaid expenses and other assets	3	26
Accounts payable	817	(38)
Accrued expenses	264	(111)
Deferred revenue (as restated)	(27)	520

Net cash used in operating activities	(2,162)	(485)

Net cash used in investing activities - Purchase of equipment and leasehold improvements	(1,393)	(5)

Cash flows from financing activities:
Payment of notes payable	(380)	-
Proceeds from the exercise of stock options and warrants	638	-

Net cash provided by financing activities	258	-

Net decrease in cash and cash equivalents	(3,297)	(490)
Cash and cash equivalents at beginning of period	8,890	629

Cash and cash equivalents at end of period	$5,593	$139

NON CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for payment of preferred stock dividend	$-	$240

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

RESTATEMENT OF FINANCIAL STATEMENTS

          In the third quarter of 2004, current management determined that an error resulting from an oversight had been made in applying offers contained in certain correspondence from 2002 pertaining to two significant sales transactions initiated at that time. This error resulted in recognition of revenue in 2002 and 2003 that should have been deferred to future periods. In November 2004, the Company amended and restated its Annual Report on Form 10-K/A for the years ended December 31, 2002 and 2003 and its Quarterly Report on Form 10-Q/A for the periods ended March 31, and June 30, 2004.

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

          For purposes of pro forma disclosures, the estimated fair value of options issued is amortized to compensation expense over the options’ vesting period. The Company’s pro forma information, based on the options held by the Company’s employees, is as follows for the three months ended March 31 (in thousands, except per share amounts):

	2004	2003

Net loss applicable to common stockholders, as reported (as restated)	$(1,946)	$(972)

Deduct: Employee stock-based compensation expense, net of forfeitures	(784)	(267)

Pro forma net loss applicable to common stockholders	$(2,730)	$(1,239)

Net loss applicable to common stockholders per share – basic and diluted:
As reported	$(0.08)	$(0.05)

Pro forma	$(0.11)	$(0.07)

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

NOTE 9.  REVENUE BY GEOGRAPHIC AREA AND CUSTOMER CONCENTRATIONS

          The Company currently derives primarily all its revenues from the sale of ovens. The Company does not have significant assets outside of the United States. Revenues by geographic region for the three months ended March 31 is as follows (in thousands):

REGION	2004	2003

North America	$492	$690
Europe and Asia	454	1,085

Totals	$946	$1,775

          The Company is generally subject to the financial condition of commercial food service operators and related equipment providers; however, management does not believe that there is significant credit risk with respect to trade receivables. For the three months ended March 31, 2004 and 2003, 23% and 33% of the Company’s sales were made to two and one customers, respectively.

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

RESTATEMENT

          In the third quarter of 2004, current management determined that an error resulting from an oversight had been made in applying offers contained in certain correspondence from 2002 pertaining to two significant sales transactions initiated at that time. This error  resulted in recognition of revenue in 2002 and 2003 that should have been deferred to future periods. In November 2004, the Company amended and restated its Annual Report on Form 10-K/A for the years ended December 31, 2002 and 2003 and its Quarterly Report on Form 10-Q/A for the periods ended March 31, and June 30, 2004. The following management’s discussion and analysis takes into account the effects of the restatement with respect to any 2003 comparisons.

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

CASH FLOW AND LIQUIDITY

          The Company has invested heavily in research, prototype development, strategic alliance development and sales and marketing personnel. As a result of these investments, and the limited revenues generated to date from sales of ovens, the Company has incurred substantial operating losses in each year of its operations (including net losses available to common stockholders of $1.9 million for the three months ended March 31, 2004 and $27.1 million for the year ended December 31, 2003) resulting in an accumulated deficit of $63.9 million as of March 31, 2004.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

          For a complete discussion of our significant accounting policies, see the footnotes to the Financial Statements in Form 10K/A. Below is a discussion of our critical accounting policies. These policies are critical because they are important to the portrayal of our financial condition and/or are dependent on subjective or complex judgments, assumptions and estimates. If actual results differ significantly from management’s estimates and projections, there could be a significant impact on the financial statements. The impact of changes in key assumptions may not be linear. Management has reviewed the application of these policies with the Audit Committee of the Board of Directors.

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

          We provide for returns on product sales based on historical experience and adjust such reserves as considered necessary. To date, there have been no significant sales returns.  We have deferred approximately $2.7 million of revenue and approximately $1.6 million cost of revenue related to ovens sold in 2002 and 2003 to franchisees of a major restaurant chain under a proposal which offered a future exchange for a new oven contingent on completion of a franchise-wide sale and roll-out of our ovens.

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

          Foreign Exchange   -   For the three months ended March 31, 2004 and 2003, approximately 48% and 61% of the Company’s revenues were derived from sales outside of the United States, respectively. These sales and subsequent accounts receivable, the salaries of employees located outside of the United States and approximately 9% and 15% of selling, general and administrative expenses for the three months ended March 31, 2004 and 2003 are denominated in foreign currencies, principally British Pounds and Euros, respectively. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the US dollar. In addition, trade terms with customers outside of the United States generally are longer than with customers

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

          Revenues for the three months ended March 31, 2004 were $950,000, a decrease of $850,000, compared to revenues of $1.8 million for the three months ended March 31, 2003.  This decrease is primarily attributable to a 59% decrease in the unit sales of ovens during the three months ended March 31, 2004 compared to the three months ended 2003.  This decline in unit sales is due in part to the timing of the Subway agreement entered into in March 2004 which calls for scheduled deliveries of ovens to begin in the second quarter of 2004 and be completed in the first quarter of 2005.   The average selling price per unit remained constant quarter over quarter; however we anticipate a reduction in the average unit sales price throughout 2004 due to a lower per unit sales price for the oven model being sold to Subway.

          Cost of goods sold for the three months ended March 31, 2004 were $450,000, a decrease of $450,000, compared to $900,000 for the three months ended March 31, 2003.  The decrease is principally due to the 59% decrease in the number of ovens sold during the year. The average unit cost per oven remained relatively constant.  Excluding the effect of a warranty adjustment made in the first quarter of 2004, cost of goods sold as a percentage of revenue for the three months ended March 31, 2004 remained relatively constant when compared to the three months ended March 31, 2003.  An adjustment was made to the warranty reserve during the first quarter of 2004 to recognize expiry of the warranty period for a number of ovens.

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

          Gross profit on product sales for the three months ended March 31, 2004 were $500,000, a decrease of $370,000, compared to gross profit on product sales of $870,000 for the three months ended March 31, 2003.  This decrease is due primarily to the 59% decrease in the number of ovens sold during the three months ended March 31, 2004 compared to the three months ended March 31, 2003.  Gross profit as a percentage of revenues was 53% for the three months ended March 31, 2004, an increase of 4%, compared to 49% for the three months ended March 31, 2003.  Excluding the effects of the warranty reserve adjustment discussed above, gross profit as a percentage of revenues remained relatively constant period over period.

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

          As a result of the foregoing, we incurred a net loss applicable to common stockholders of $1.9 million for the three months ended March 31, 2004 compared to a loss of $972,000 for the three months ended March 31, 2003.

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

          Cash used in operating activities was $2.2 million for the three months ended March 31, 2004 as compared to cash used in operations of $485,000 for the three months ended March 31, 2003.  Net cash used in operating activities in the first quarter of 2004 was due to our net loss of $1.9 million plus a net change in our operating assets and liabilities of $280,000, offset by non-cash charges of $65,000.  The cash used in operations was largely due to increased inventory investments and increased operating costs as we  ramped up our business to accommodate orders anticipated from the Subway agreement.  Net cash used in operating activities in the first quarter of 2003 was due to a net loss of $913,000 offset by a net change in operating assets and liabilities of $330,000 and non-cash charges of $100,000.

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

          At March 31, 2004, the Company had cash and cash equivalents of $5.6 million and working capital of $3.0 million as compared to cash and cash equivalents of $8.9 million and working capital of $5.6 million at December 31, 2003, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          For the three months ended March 31, 2004 and 2003, approximately 48% and 61%, respectively, of the Company’s revenues were derived from sales outside of the United States. These sales and subsequent accounts receivable, the salaries of employees located outside of the United States and approximately 9% and 15%, respectively, of selling, general and administrative expenses are denominated in foreign currencies, principally British Pounds and Euros. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the US dollar. In addition, trade terms with customers outside of the United States are longer than with customers inside of the United States, which increases the potential of foreign exchange gains or losses.

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

          In the third quarter of 2004, current management examined certain sales incentives offered by the Company in 2002 in light of the system-wide roll-out of its new Tornado oven to a major restaurant chain which commenced in the quarter ending September 30, 2004. As a result of this examination, we became aware of an error resulting from an oversight in applying these offers which resulted in revenue being recognized in 2002 and 2003 that should have been deferred to future periods. We have amended and restated our initial Form 10-K filing for both years to correct the errors.  Current management has improved controls and procedures over the documentation and analysis of sales incentives and offers, believes that those controls were responsible for identifying this oversight from 2002 and is confident that the circumstances resulting in this oversight will not recur.  Despite the amending of its previous filings, the CEO and CFO have concluded that as of the date of its original controls evaluation as well as the date of this amendment, there were no material weaknesses in TurboChef’s disclosure controls and procedures.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    None.

ITEM 5.  OTHER INFORMATION

                    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

10.1*	Amendment to TurboChef Technologies, Inc. 2003 Stock Incentive Plan

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_________________ * Previously filed.

(B) REPORTS ON FORM 8-K

          The following reports on Form 8-K were filed or furnished by the Registrant during the first quarter for which this report is filed:

Date Filed	Items Reported		Financial Statements Filed

January 5, 2004	Item 4 –	Changes to Registrant’s Certifying Accountants	None
	Item 7(c) –	Exhibit

March 10, 2004	Item 5 –	Other Events (press release)	None
	Item 7(c) –	Exhibit

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TURBOCHEF TECHNOLOGIES, INC.

By: /s/ James A. Cochran

James A. Cochran Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: November 22, 2004