Form 10-Q/A
period 2004-06-30
TURBOCHEF TECHNOLOGIES INC
filed 2004-11-22
CIK 916545

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

Explanatory Note

This amendment on Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004 as initially filed with the Securities and Exchange Commission on August 12, 2004.

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

TURBOCHEF TECHNOLOGIES, INC.
TABLE OF CONTENTS

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2004	December 31, 2003
		(As Restated)
Assets:

Current assets:
Cash and cash equivalents	$2,551	$8,890
Accounts receivable, net of allowance of $197 and $219, respectively	2,680	515
Other receivables, net	221	5
Inventory	6,007	1,514
Prepaid expenses	323	311

Total current assets	11,782	11,235

Property and equipment, net	1,955	101

Developed technology, net	10,502	—
Goodwill	2,637	—
Other assets	166	84

Total assets	$27,042	$11,420

Liabilities and Stockholders' Equity (Deficit):

Current liabilities:
Accounts payable	$2,245	$424
Other payables	1,445	1,445
Accrued expenses (as restated)	2,287	1,007
Notes payable	—	380
Deferred revenue (as restated)	1,334	1,366
Accrued warranty and upgrade costs	912	928

Total current liabilities	8,223	5,550

Other liabilities	22	—

Total liabilities	8,245	5,550

Commitments and contingencies

Convertible, redeemable preferred stock	12,605	12,605

Stockholders' equity (deficit):

Preferred membership units exchangeable for TurboChef common stock	6,351	—
Common stock, $.01 par value, authorized 50,000,000 shares,
issued 29,685,585 and 25,474,018 shares at June 30, 2004 and
December 31, 2003, respectively	297	255
Additional paid-in capital	66,203	55,460
Accumulated deficit (as restated)	(66,163)	(61,956)
Notes receivable for stock issuances	(45)	(43)
Treasury stock-at cost 32,130 shares	(451)	(451)

Total stockholders' equity (deficit)	6,192	(6,735)

Total liabilities and stockholders' equity (deficit)	$27,042	$11,420

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(As Restated)		(As Restated)
Revenues:
Product sales	$ 2,109	$ 547	$ 3,055	$ 2,322
Royalties and services	311	—	311	—
Total revenues	2,420	547	3,366	2,322

Costs and expenses:
Cost of product sales	1,174	308	1,621	1,211
Research and development expenses	197	267	508	487
Selling, general and administrative expenses	3,312	1,641	5,477	3,247
Total costs and expenses	4,683	2,216	7,606	4,945

Operating loss	(2,263)	(1,669)	(4,240)	(2,623)

Other income:
Interest income	5	32	40	66
Other income (expense), net	(3)	(3)	(7)	4
	2	29	33	70

Net loss	(2,261)	(1,640)	(4,207)	(2,553)

Preferred stock dividends	—	(60)	—	(119)

Net loss applicable to common stockholders	$ (2,261)	$ (1,700)	$ (4,207)	$ (2,672)

Per share data - basic and diluted:
Net loss	$ (0.08)	$ (0.09)	$ (0.16)	$ (0.13)
Preferred stock dividends	—	—	—	(0.01)
Net loss applicable to common stockholders	$ (0.08)	$ (0.09)	$ (0.16)	$ (0.14)

Weighted average number of common shares outstanding -
basic and diluted	27,776,470	19,419,240	26,811,719	19,241,872

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss (as restated)	$ (4,207)	$(2,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	261	229
Non-cash interest on notes receivable from employees and directors	—	(66)
Non-cash compensation expense	113	13
Provision for doubtful accounts	30	101
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(1,687)	1,092
Inventories	(4,513)	140
Prepaid expenses and other assets	(230)	53
Accounts payable	1,575	292
Accrued expenses	1,207	(303)
Deferred revenue (as restated)	(31)	546
Net cash used in operating activities	(7,482)	(456)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(7,140)	—
Property and equipment expenditures	(1,932)	(1)
Other	(75)	—
Net cash used in investing activities	(9,147)	(1)

Cash flows from financing activities:
Issuance of common stock, net	10,007	—
Payment of notes payable	(380)	—
Proceeds from the exercise of stock options and warrants	660	—
Other	3	—
Net cash provided by financing activities	10,290	—

Net decrease in cash and cash equivalents	(6,339)	(457)
Cash and cash equivalents at beginning of period	8,890	629
Cash and cash equivalents at end of period	$ 2,551	$ 172

NON CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of preferred membership units exchangeable for TurboChef common stock in connection with Enersyst acquisition	$ 6,351	$ —
Issuance of common stock for payment of preferred stock dividend	$ —	$ 240

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

For purposes of pro forma disclosures, the estimated fair value of options issued is amortized to compensation expense over the options’ vesting period. The Company’s pro forma information, based on the options held by the Company’s employees, is as follows for the three and six months ended June 30 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss applicable to common stockholders:
As reported	$(2,261)	$(1,700)	$(4,207)	$(2,672)
Total stock-based compensation expense	(976)	(267)	(1,760)	(534)
Pro forma	$(3,237)	$(1,967)	$(5,967)	$(3,206)
Net loss applicable to common stockholders
per share - basic and diluted:
As reported	$(0.08)	$(0.09)	$(0.16)	$(0.14)
Pro forma	(0.12)	(0.10)	(0.22)	(0.17)

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

Current assets	$ 863
Property and equipment	20
Developed technology	10,620
Goodwill	2,637
Current liabilities	(328)
Net assets acquired	$ 13,812

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$2,862	$1,535	$4,815	$4,646
Net loss	(2,358)	(1,629)	(4,200)	(2,224)
Net loss applicable to common stockholders	(2,358)	(1,689)	(4,200)	(2,343)
Net loss applicable to common stockholders
per share - basic and diluted	$(0.08)	$(0.08)	$(0.16)	$(0.11)

NOTE 4. INVENTORY

Inventory consists of the following (in thousands):

	June 30, 2004	December 31, 2003
Parts inventory, net	$3,035	$1,073
Finished goods - ovens	2,851	371
Demonstration inventory, net	121	70
	$6,007	$1,514

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

		June 30, 2004	December 31, 2003
	Estimated Useful Lives (Years)
Equipment	3-7	$ 1,762	$ 345
Furniture and fixtures	5	245	685
Leasehold improvements	5	102	235
		2,109	1,265
Less accumulated depreciation		(154)	(1,164)
		$ 1,955	$ 101

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

NOTE 11.  REVENUE BY GEOGRAPHIC AREA AND CUSTOMER CONCENTRATIONS

The Company currently derives primarily all its revenues from the sale of ovens. The Company does not have significant assets outside of the United States. Revenues by geographic region for the three and six months ended June 30 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
North America	$1,820	$485	$2,312	$1,175
Europe and Asia	600	62	1,054	1,147
Totals	$2,420	$547	$3,366	$2,322

The Company is generally subject to the financial condition of commercial food service operators and related equipment providers; however, management does not believe that there is significant credit risk with respect to trade receivables. For the three and six months ended June 30, 2004, 53% and 47% of the Company’s sales were made to three customers, respectively.  For the three months ended June 30, 2003, no single customer accounted for revenues in excess of 10%.  For the six months ended June 30, 2003, 25% of the Company’s sales were made to one customer.

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

CASH FLOW AND LIQUIDITY

The Company has invested heavily in research, prototype development, strategic alliance development and sales and marketing personnel. As a result of these investments, and the limited revenues generated to date from sales of ovens, the Company has incurred substantial operating losses in each year of its operations (including net losses available to common stockholders of $2.3 million and $4.2 million for the three and six months ended June 30, 2004 and $27.1 million for the year ended December 31, 2003) resulting in an accumulated deficit of $66.2 million as of June 30, 2004.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

For a complete discussion of our significant accounting policies, see the footnotes to the Financial Statements in our 2003 Form 10-K/A. Below is a discussion of our critical accounting policies. These policies are critical because they are important to the portrayal of our financial condition and/or are dependent on subjective or complex judgments, assumptions and estimates. If actual results differ significantly from management’s estimates and projections, there could be a significant impact on the financial statements. The impact of changes in key assumptions may not be linear. Management has reviewed the application of these policies with the Audit Committee of the Board of Directors.

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

Foreign Exchange   -   For the three and six months ended June 30, 2004, 25% and 31% of the Company’s revenues were derived from sales outside of the United States, respectively. For the three and six months ended June 30, 2003, 11% and 49% of the Company’s revenues were derived from sales outside of the United States, respectively. These sales and subsequent accounts receivable and 6% of selling, general and administrative expenses for the three and six months ended June 30, 2004 and 15% for the three and six months ended June 30, 2003 are also denominated in foreign currencies, principally in Euros. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the US dollar. In addition, trade terms with customers outside of the United States generally are longer than with customers inside of the United States, which increases the potential of foreign exchange gains or losses. At this time, the Company does not engage in any foreign exchange hedging activities.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2003

Total revenues for the three months ended June 30, 2004 were $2.4 million, an increase of $1.9 million, compared to revenues of $550,000 for the three months ended June 30, 2003. This increase is primarily due to increased oven revenues of $1.4 million attributable to sales of our new Tornado model oven to Subway and sales of our C3 model oven. The increase is largely volume related with a slight decrease in the per unit sales price of our C3 model. Of the remaining $500,000 increase, $310,000 was royalty and services revenue related to the acquisition and the remainder was due to increased consumable and other revenues.

Total revenues for the six months ended June 30, 2004 were $3.4 million, an increase of $1.0 million, compared to revenues of $2.3 million for the six months ended June 30, 2003. Revenues increased primarily as a result of acquisition related royalty and services revenue of $310,000, consumable and other revenues of $170,000, and oven revenues of

$560,000. The increase in oven revenue is attributable to sales of our new Tornado model oven to Subway, offset by a decrease in C3 model oven revenue. The decrease in C3 oven revenue is primarily volume related.

Cost of product sales for the three months ended June 30, 2004 was $1.2 million, an increase of $870,000, compared to $310,000 for the three months ended June 30, 2003.  The increase is primarily due to the increase in revenue. As a percentage of related product sales, cost of product sales was relatively constant period over period.

Cost of product sales for the six months ended June 30, 2004 was $1.6 million, an increase of $410,000, compared to $1.2 million for the six months ended June 30, 2003.  The increase is primarily due to the increase in revenue. As a percentage of related product sales, cost of product sales was relatively constant period over period.

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

Gross profit on product sales for the three months ended June 30, 2004 was $940,000, an increase of $700,000, compared to gross profit on product sales of $240,000 for the three months ended June 30, 2003.  This increase is due primarily to the increase in revenue. Gross profit on product sales as a percentage of product sales revenue was relatively constant period over period.

Gross profit on product sales for the six months ended June 30, 2004 was $1.4 million, an increase of $320,000, compared to gross profit on product sales of $1.1 million for the six months ended June 30, 2003.  This increase is due primarily to the increase in revenue. Gross profit on product sales as a percentage of product sales revenue was relatively constant period over period.

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

As a result of the foregoing, we incurred a net loss applicable to common stockholders of $2.3 million and $4.2 million for the three and six months ended June 30, 2004 compared to a loss of $1.7 million and $2.7 million for the three and six months ended June 30, 2003, respectively.

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

Cash used in operating activities was $7.5 million for the six months ended June 30, 2004 as compared to cash used in operations of $460,000 for the six months ended June 30, 2003.  Net cash used in operating activities for the six months ended June 30, 2004 was due to our net loss of $4.2 million plus a net change in our operating assets and liabilities of $3.7 million, offset by non-cash charges of $400,000.  The cash used in operations was largely due to increased inventory investments and increased operating costs as we ramped up our business to accommodate orders anticipated from the Subway agreement and increased accounts receivable resulting, in large part, from sales under the Subway agreement in the second quarter of 2004.  Net cash used in operating activities for the six months ended June 30, 2003 was due to a net loss of $2.6 million offset by a net change in operating assets and liabilities of $1.8 million and non-cash charges of $280,000.

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

At June 30, 2004, the Company had cash and cash equivalents of $2.6 million and working capital of $3.6 million as compared to cash and cash equivalents of $8.9 million and working capital of $5.7 million at December 31, 2003, respectively.

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

        ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the three and six months ended June 30, 2004, 25% and 31% of the Company’s revenues were derived from sales outside of the United States, respectively. For the three and six months ended June 30, 2003, 11% and 49% of the Company’s revenues were derived from sales outside of the United States, respectively. These sales and subsequent accounts receivable and 6% of selling, general and administrative expenses for the three and six months ended June 30, 2004 and 15% for the three and six months ended June 30, 2003 are also denominated in foreign currencies, principally in Euros. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the US dollar. In addition, trade terms with customers outside of the United States generally are longer than with customers inside of the United States, which increases the potential of foreign exchange gains or losses.

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

In the third quarter of 2004, current management examined certain sales incentives offered by the Company in 2002 in light of the system-wide roll-out of its new Tornado oven to a major restaurant chain which commenced in the quarter ending September 30, 2004. As a result of this examination, we became aware of an error resulting from an oversight in applying these offers which resulted in revenue being recognized in 2002 and 2003 that should have been deferred to future periods. We have amended and restated our initial Form 10-K filing for both years to correct the oversights.  Current management has improved controls and procedures over the documentation and analysis of sales incentives and offers, believes that those controls were responsible for identifying this oversight from 2002 and is confident that the circumstances resulting in this oversight will not recur.  Despite the amending of its previous filings, the CEO and CFO have concluded that as of the date of its original controls evaluation as well as the date of this amendment, there were no material weaknesses in TurboChef’s disclosure controls and procedures.

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