Form 10-Q
period 2004-09-30
TURBOCHEF TECHNOLOGIES INC
filed 2004-11-22
CIK 916545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One) ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter ended September 30, 2004

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

___________to___________

Commission File Number 0-23478

TurboChef Technologies, Inc.
(Exact name of Registrant as specified in its Charter)

DELAWARE	48-1100390
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

Suite 1900, Six Concourse Parkway
Atlanta, Georgia	30328
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at November 19, 2004

Common Stock, $0.01 Par Value	72,638,814

TURBOCHEF TECHNOLOGIES, INC.
TABLE OF CONTENTS

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2004	December 31, 2003

		(As Restated)
Assets:

Current assets:
Cash and cash equivalents (includes $880 and $0 of restricted cash, respectively)	$3,470	$8,890
Accounts receivable, net of allowance of $174 and $219, respectively	16,881	515
Other receivables, net	260	5
Inventory	6,664	1,514
Prepaid expenses	233	311

Total current assets	27,508	11,235

Property and equipment, net	2,300	101

Developed technology, net	10,236	-
Goodwill	2,775	-
Other assets	184	84

Total assets	$43,003	$11,420

Liabilities and Stockholders’ Equity (Deficit):

Current liabilities:
Accounts payable	$7,035	$424
Other payables	1,445	1,445
Accrued expenses	4,947	1,007
Notes payable	-	380
Deferred revenue	1,333	1,366
Accrued warranty and upgrade costs	2,768	928

Total current liabilities	17,528	5,550

Other liabilities	59	-

Total liabilities	17,587	5,550

Commitments and contingencies

Convertible, redeemable preferred stock	-	12,605

Stockholders’ equity (deficit):

Convertible preferred stock	11,319	-
Preferred membership units exchangeable for TurboChef common stock	6,351	-
Common stock, $.01 par value, authorized 100,000,000 shares at September 30, 2004 and 50,000,000 shares at December 31, 2003, issued 31,063,648 and 25,474,018 shares at September 30, 2004 and December 31, 2003, respectively	311	255
Additional paid-in capital	67,225	55,460
Accumulated deficit	(59,744)	(61,956)
Notes receivable for stock issuances	(46)	(43)
Treasury stock-at cost -0- shares at September 30, 2004 and 32,130 shares at December 31, 2003	-	(451)

Total stockholders’ equity (deficit)	25,416	(6,735)

Total liabilities and stockholders’ equity (deficit)	$43,003	$11,420

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

		(As Restated)		(As Restated)
Revenues:
Product sales	$30,335	$507	$33,390	$2,828
Royalties and services	671	-	982	-

Total revenues	31,006	507	34,372	2,828

Costs and expenses:
Cost of product sales	19,302	239	20,923	1,450
Research and development expenses	308	194	816	680
Selling, general and administrative expenses	4,527	683	9,743	3,701
Depreciation and amortization	438	5	699	234

Total costs and expenses	24,575	1,121	32,181	6,065

Operating income (loss)	6,431	(614)	2,191	(3,237)

Other income:
Interest income	3	33	43	99
Other income (expense), net	(15)	3	(22)	7

	(12)	36	21	106

Net income (loss)	6,419	(578)	2,212	(3,131)

Preferred stock dividends	-	(60)	-	(179)

Net income (loss) applicable to common stockholders	$6,419	$(638)	$2,212	$(3,310)

Per share data:

Basic:
Net income (loss)	$0.21	$(0.03)	$0.08	$(0.16)
Preferred stock dividends	-	-	-	(0.01)

Net income (loss) applicable to common stockholders	$0.21	$(0.03)	$0.08	$(0.17)

Weighted average number of common shares outstanding - basic	29,962,821	19,419,240	27,887,593	19,301,645

Diluted:
Net income (loss)	$0.08	$(0.03)	$0.03	$(0.16)
Preferred stock dividends	-	-	-	(0.01)

Net income (loss) applicable to common stockholders	$0.08	$(0.03)	$0.03	$(0.17)

Weighted average number of common shares outstanding - diluted	80,030,949	19,419,240	76,880,774	19,301,645

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,

	2004	2003

		(As Restated)
Cash flows from operating activities:
Net income (loss)	$2,212	$(3,131)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	699	234
Non-cash interest on notes receivable from employees and directors	-	(99)
Non-cash compensation expense	113	19
Provision for doubtful accounts	28	51
Other	18	-

Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(15,885)	1,300
Inventories	(5,252)	336
Prepaid expenses and other assets	(179)	3
Accounts payable	6,365	588
Accrued expenses	5,744	(420)
Deferred revenue	(32)	556

Net cash used in operating activities	(6,169)	(563)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(7,278)	-
Property and equipment expenditures	(2,363)	-
Other	(100)	-

Net cash used in investing activities	(9,741)	-

Cash flows from financing activities:
Issuance of common stock, net	10,007	-
Payment of notes payable	(380)	-
Proceeds from the exercise of stock options and warrants	861	-
Other	2	-

Net cash provided by financing activities	10,490	-

Net decrease in cash and cash equivalents	(5,420)	(563)
Cash and cash equivalents at beginning of period	8,890	629

Cash and cash equivalents at end of period	$3,470	$66

NON CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of preferred membership units exchangeable for TurboChef common stock in connection with Enersyst acquisition	$6,351	$-

Issuance of common stock for payment of preferred stock dividend	$-	$240

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

          TurboChef Technologies, Inc. (“TurboChef” or “the Company”) was incorporated in 1991 and became a Delaware corporation in 1993. The Company is a leading provider of technology and services for the high speed preparation of food products.  Our customizable speed cook ovens cook food products at high speeds with food quality comparable, and in many cases superior, to conventional heating methods.  We currently offer two commercial ovens, our flagship C3 oven and our recently developed Tornado oven, and we currently are developing other commercial ovens and a prototype to introduce to the residential oven market.  In addition, we offer fee-based development, fabrication, testing and other services, and food preparation, menu planning and analysis and related consulting services, to other food manufacturers and members of the foodservice industry.

                    The Company’s primary markets are with commercial food service operators throughout North America, Europe and Asia.  Management believes that the Company operates in one primary business segment.

                    The financial statements of the Company as of September 30, 2004 and 2003 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and have not been audited by independent public accountants. In the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these statements unless significant changes have taken place since the end of the Company’s most recent fiscal year. The Company’s December 31, 2003 balance sheet was derived from audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “Form 10-K”), but does not include all disclosures required by GAAP. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the aforementioned Form 10-K. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

                    Certain amounts in the prior period financial statements have been reclassified to conform to current year presentation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                    For information regarding significant accounting policies, see Note 2 to the Consolidated Financial Statements of the Company for the year ended December 31, 2003, set forth in the Form 10-K/A.

RESTATEMENT OF FINANCIAL STATEMENTS

                    In the third quarter of 2004, current management determined that an error resulting from an oversight had been made in applying offers contained in certain correspondence from 2002 pertaining to two significant sales transactions initiated at that time. This error resulted in recognition of revenue in 2002 and 2003 that should have been deferred to future periods. In November 2004, the Company amended and restated its Annual Report on Form 10-K/A for the years ended December 31, 2002 and 2003 and its Quarterly Report on Form 10-Q/A for the periods ended March 31, and June 30, 2004.  The effect of the restatement on the comparable prior year periods was the following:

	Three Months Ended September 30, 2003			Nine Months Ended September 30, 2003

	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

(In thousands, except per share data)

Net loss	$(568)	$(10)	$(578)	$(2,917)	$(214)	$(3,131)

Net loss applicable to common stockholders	(628)	(10)	(638)	(3,096)	(214)	(3,310)

Net loss applicable to common stockholders per share – basic and diluted	(0.03)	(0.00)	(0.03)	(0.16)	(0.01)	(0.17)

GOODWILL AND OTHER INTANGIBLE ASSETS

                    Goodwill represents the excess purchase price of net tangible and intangible assets acquired in a business combination over their estimated fair values. In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires goodwill and other acquired intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must undergo an impairment test at least annually.

                    Developed technology is amortized using the straight line method over a 10-year life.

INCOME (LOSS) PER COMMON SHARE

                    Basic earnings per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during each period.   Diluted earnings per common share is calculated by dividing net income, adjusted on an “as if converted” basis, by the weighted-average number of actual shares outstanding and, when dilutive, the share equivalents that would arise from the assumed conversion of convertible instruments. The per share amounts presented in the condensed consolidated statements of operations are based on the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Numerator for basic and diluted earnings per share available to common stockholders:
Net income (loss) applicable to common stockholders	$6,419	$(638)	$2,212	$(3,310)

Denominator:
Denominator for basic income (loss) per share available to common stockholders
Weighted average common shares outstanding	29,963	19,419	27,888	19,302
Effect of potentially dilutive securities
Convertible preferred stock	42,398	—	42,568	—
Preferred membership interests exchangeable for common stock	1,833	—	896	—
Dilutive stock options and warrants	5,837	—	5,529	—

Shares applicable to diluted income (loss) per share applicable to common stockholders	80,031	19,419	76,881	19,302

                    The effect of potentially dilutive stock options and warrants is calculated using the treasury stock method. Certain options and warrants are excluded from the calculation because the average market price of the Company’s stock during the period did not exceed the exercise price of those instruments. For the three-month and nine month periods ended September 30, 2004 there were 500,708 shares and 510,708 shares, respectively, of such options and warrants. However, some or all of these instruments may be potentially dilutive in the future. For the three and nine month periods ended September 30, 2003, options, warrants and convertible preferred stock were excluded from the calculation of shares applicable to diluted income (loss) per share available to common stockholders because their inclusion would have been anti-dilutive.

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

                    For purposes of pro forma disclosures, the estimated fair value of options issued is amortized to compensation expense over the options’ vesting period. The Company’s pro forma information, based on the options held by the Company’s employees, is as follows for the three and nine months ended September 30 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine months Ended September 30,

	2004	2003	2004	2003

Net income (loss) applicable to common stockholders:
As reported	$6,419	$(638)	$2,212	$(3,310)
Total stock-based compensation expense	(679)	(267)	(2,439)	(801)

Pro forma	$5,740	$(905)	$(227)	$(4,111)

Net loss applicable to common stockholders per share:
Basic:
As reported	$0.21	$(0.03)	$0.08	$(0.17)
Pro forma	0.19	(0.05)	(0.01)	(0.21)
Diluted:
As reported	$0.08	$(0.03)	$0.03	$(0.17)
Pro forma	0.07	(0.05)	(0.01)	(0.21)

NEW ACCOUNTING PRONOUNCEMENTS

                    In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“FIN No. 46”). FIN No. 46 explains how to identify variable interest entities (“VIEs”) and how an enterprise assesses its interests in a VIE, to decide whether to consolidate that entity for financial reporting purposes. The Interpretation requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after September 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003.  Adoption of this pronouncement did not have a material effect on the Company’s financial statements.

                    In December 2003, the FASB issued a revised version of FIN No. 46 (“FIN 46R”). The Company was required to adopt this interpretation at the end of the first interim reporting period ending after March 15, 2004 for any VIEs in which it held a variable interest that was acquired before February 1, 2003. The interpretation was effective for any VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. The Company adopted the provisions of FIN 46R as of March 31, 2004; however, as it does not currently hold any VIEs, the adoption of this pronouncement did not have any effect on the Company’s consolidated financial statements.

                    On  October  13,  2004, the FASB concluded that SFAS No. 123R, Share-Based Payment, which would require all companies to measure compensation cost for all  share-based payments (including employee stock options) at fair value, would  be  effective  for public companies (except small business issuer as defined  in  SEC  Regulation  S-B)  for interim or annual periods beginning after  June  15,  2005.  A calendar-year company therefore would be required to apply SFAS No. 123R beginning  July  1,  2005 and could choose to apply  SFAS No. 123  retroactively  from January 1, 2005 to June 30, 2005 year-to-date period in its third quarter 2005 Form 10-Q  to  account  for all share-based payments under the fair value method from  January  1,  2005.  The cumulative effect of adoption, if any, would be measured and recognized on July 1, 2005.  Further, the company could choose to early adopt the proposed Statement at the beginning of its first quarter ended March 31, 2005 (or even in the fourth quarter of 2004 if the FASB issues the final Statement prior to the issuance of those financial statements). The Company is currently evaluating the impact of this standard pending issuance.

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

                    Total consideration for this transaction, $13.7 million, consisted of $7.3 million cash, including transaction costs, and $6.4 million equity in the form of Enersyst preferred membership units exchangeable in the future, at the discretion of the holders, for 1.8 million shares of TurboChef common stock. The cash portion of the acquisition was paid with funds raised in a private placement (see Note 9). Total goodwill recorded was $2.8 million, none of which is deductible for income tax purposes.

                    The following information summarizes the initial allocation of fair values (in thousands) assigned to the assets and liabilities at the acquisition date based on a preliminary valuation. Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation.

Current assets	$563
Property and equipment	20
Developed technology	10,620
Goodwill	2,775
Current liabilities	(327)

Net assets acquired	$13,651

                    Developed technology has an estimated useful life of 10 years.

                    The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had occurred as of the beginning of the immediately preceding period. The pro forma information is not necessarily indicative of what would have occurred had the acquisitions been made as of such periods, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, amortization of intangibles and interest expense (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine months Ended September 30,

	2004	2003	2004	2003

Revenues	$31,006	$1,229	$35,821	$5,875
Net income (loss)	6,419	(778)	2,219	(3,002)
Net income (loss) applicable to common stockholders	6,419	(838)	2,219	(3,181)

Net income (loss) applicable to common stockholders per share:
Basic	$0.21	$(0.04)	$0.08	$(0.14)

Diluted	0.08	(0.04)	0.03	(0.14)

NOTE 4. INVENTORY

Inventory consists of the following (in thousands):

	September 30, 2004	December 31, 2003

Parts inventory, net	$4,054	$1,073
Finished goods - ovens	2,378	371
Demonstration inventory, net	232	70

	$6,664	$1,514

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

		September 30, 2004	December 31, 2003

	Estimated Useful Lives (Years)
Equipment	3-7	$2,068	$345
Furniture and fixtures	5	341	685
Leasehold improvements	5	153	235

		2,562	1,265
Less accumulated depreciation		(262)	(1,164)

		$2,300	$101

NOTE 6. DEBT

                    In January 2003 Maytag Corporation (“Maytag”) obtained a summary judgment against TurboChef in the amount of $359,372 related to debt arising from a 2001 purchase by the Company of oven and parts inventory from Maytag. The note, which bore interest at the prime rate plus 2%, was not paid according to its terms and was in default since November 2002.  In March 2004, the Company paid the summary judgment in full including estimates for additional costs. In addition, the Company had $1.4 million of other payables on its balance sheets at September 30, 2004 and at December 31, 2003 related to amounts due to Maytag. The Company believes that ultimately these obligations will be incorporated into resolution of the litigation issues between the parties which are now under arbitration (Note 11).

NOTE 7. ACCRUED WARRANTY AND UPGRADE COSTS

                    The Company generally provides a one-year parts and labor warranty on its ovens. Provisions for warranty claims are recorded at the time products are sold and are reviewed and adjusted periodically by management to reflect actual and anticipated experience.

                    Pursuant to the terms of the agreement under which the Company provides ovens to Subway® restaurants (Note 11), the Company agreed to segregate the funds for estimated warranty costs for the Subway ovens. The estimated warranty cost is deposited to a separate account within 10 days of payment for the oven and withdrawals for the cost of warranty parts and labor are made periodically, as incurred, up to the amount initially deposited. Unexpended funds at the end of the warranty period are retained by the Company. As of September 30, 2004, the amount of these segregated funds totaled $880,000.

                    In September 1999, the Company entered into an agreement to upgrade and provide an extended warranty for 262 ovens installed for Whitbread Group PLC (“Whitbread”). The oven upgrades were completed in February 2000. Whitbread paid the Company $1.4 million in connection with this agreement which the Company applied to offset expenses relating to the upgrades and warranty costs as incurred. Through 2000, the Company incurred $1.7 million for expenses of this program in excess of payments from Whitbread. No additional costs have been incurred since 2000. In February 2002, the Company and Whitbread entered into a new agreement to terminate the September 1999 upgrade and extended warranty agreement. Under the new agreement, TurboChef was required to pay Whitbread £460,000 (approximately $670,000) plus VAT (value added tax). In return, Whitbread would release TurboChef from its obligation to continue its warranty.  On signing the agreement, TurboChef made an initial payment to Whitbread of £50,000 (approximately $72,000) plus VAT and committed to pay the balance over the next 24 months. Upon entering into this agreement, the Company recorded an adjustment to reduce the warranty liability by $190,000, the amount by which the amount of the warranty liability related to Whitbread exceeded the amount to be paid under the agreement. The Company had not made any payments from November 2002 through September 30, 2004 and was currently in default of the agreement. As a result of the default, an estimated warranty liability of $190,000 was recorded as of December 31, 2002. Other than a provision for the estimated effects of foreign exchange, there was no activity in the Company’s liability related to the Whitbread agreement since 2002.  In November 2004, the Company settled this liability with Whitbread for £150,000 (or approximately $280,000).

                    An analysis of changes in the liability for product warranty claims, including amounts related to Whitbread, is as follows for the three and nine months ended September 30 (in thousands):

	Reserve Balance January 1, 2004	Additions/ Adjustments To Reserve	Costs Applied Against Reserves	Reserve Balance June 30, 2004	Additions/ Adjustment To Reserve	Costs Applied Against Reserves	Reserve Balance September 30, 2004

Whitbread	$729	$12	$—	$741	$(2)	$—	$739
Other	199	73	(101)	171	1,972	(114)	2,029

Total	$928	$85	$(101)	$912	$1,970	$(114)	$2,768

	Reserve Balance January 1, 2003	Additions/ Adjustments To Reserve	Costs Applied Against Reserves	Reserve Balance June 30, 2003	Additions/ Adjustment To Reserve	Costs Applied Against Reserves	Reserve Balance September 30, 2003

Whitbread	$614	$—	$—	$614	$—	$—	$614
Other	432	185	(356)	261	33	(98)	196

Total	$1,046	$185	$(356)	$875	$33	$(98)	$810

NOTE 8.  INCOME TAXES

                    The Company has net income, but no provision for income taxes, for the three and nine months ended September 30, 2004 due to utilization of net operating loss carryforwards.

                    In preparing its financial statements, the Company estimates income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. In addition, as of September 30, 2004, the Company had net operating loss carryforwards (“NOLs”) of $45.0 million, of which approximately $42.6 million are subject to annual limitations resulting from the change in control provisions in Section 382 of the Internal Revenue Service Code. These NOLs begin to expire in 2009. Additionally, the Company has approximately $1.2 million in income tax deductions related to stock option exercises, the tax effect of which will be reflected as a credit to additional paid-in capital when realized.  A valuation allowance is recorded to reduce net deferred income tax assets to the amount that is more likely than not to be realized. Based on its history of losses, the Company recorded a valuation allowance as of September 30, 2004, equal to the full amount of net deferred income tax assets including those related to NOLs.

NOTE 9. MAY 2004 PRIVATE PLACEMENT

                    In May 2004, the Company completed a private placement of 3,453,629 shares of common stock for aggregate consideration of $10.0 million, or $2.90 per share. A portion of the proceeds from the private placement was used to finance TurboChef’s acquisition of Enersyst (see Note 3) with the remainder to be used for working capital and other general corporate purposes.

NOTE 10. PREFERRED STOCK

                    On October 28, 2003 the Company completed a private placement of 2,132,650 shares of its new Series D Convertible Preferred Stock, par value $1.00 per share (the “Series D Preferred Stock”) to OvenWorks, LLLP (“OvenWorks”) and to certain other investors for whom OvenWorks served as nominee.  At the time of issuance, the shares of Series D Preferred Stock issued in the private placement were convertible into an aggregate of 42,653,000 shares of the Company’s common stock.  Until July 19, 2004, the Company did not have sufficient shares of authorized but unissued common stock to permit conversion of all of the shares of Series D Preferred Stock and, as a result, the Company recorded $12.6 million; the aggregate consideration paid for such shares, as mezzanine equity. On July 19, 2004, the Company filed an amendment to its Restated Certificate of Incorporation, as previously amended, to increase the number of authorized shares of its common stock, par value $.01 per share, from 50,000,000 shares to 100,000,000 shares pursuant to approval of the stockholders. Since there is now sufficient authorized, unissued common stock to permit conversion of all of the Series D Preferred Stock, the Company has now reclassified the mezzanine equity to stockholders’ equity. As of September 30, 2004, 65,000 shares of the Series D Preferred Stock were converted into 1,300,000 shares of the Company’s common stock. Further, as of October 28, 2004 all remaining shares of the Series D Preferred Stock had been converted into 41,353,000 shares of the Company’s common stock.

NOTE 11. COMMITMENTS AND CONTINGENCIES

LONG-TERM CONTRACTS

                    The Company is party to a manufacturing agreement with the Shandong Xiaoya Group, Ltd. (“Xiaoya”) in China under which Xiaoya has the exclusive manufacturing rights for one of the Company’s current oven models. Under the terms of the agreement, the Company committed to minimum purchases of approximately $250,000 per month and to purchase certain component parts supplied to Xiaoya for use in the ovens. This contract expired in July 2004. The Company is currently negotiating the terms of a renewal but continues to operate under the agreement’s general terms on a month-to-month basis.

                    On March 8, 2004, the Company announced that it had reached an agreement with the Subway restaurant system to be the exclusive supplier of speed cook ovens to more than 20,000 Subway franchisees worldwide. Delivery of ovens to Subway restaurants in the U.S., Canada and Puerto Rico commenced under a pilot program during the second quarter of 2004 and the system-wide roll-out began in the third quarter of 2004.  The Company has entered into an agreement with a domestic contract manufacturer for the production of these ovens.

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

NOTE 12. REVENUE BY GEOGRAPHIC AREA AND CUSTOMER CONCENTRATIONS

                    The Company currently derives primarily all its revenues from the sale of ovens. The Company does not have significant assets outside of the United States. Revenues by geographic region for the three and nine months ended September 30 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

North America	$30,676	$407	$32,988	$1,582
Europe and Asia	330	100	1,384	1,246

Totals	$31,006	$507	$34,372	$2,828

                    The Company is generally subject to the financial condition of commercial food service operators and related equipment providers; however, management does not believe that there is significant credit risk with respect to trade receivables. For the three and nine months ended September 30, 2004, 94% and 87% of the Company’s sales were made to one customer, respectively. For the three and nine months ended September 30, 2003, 12% and 38% of the Company’s sales were made to one and two customers, respectively.

NOTE 13. SUBSEQUENT EVENTS

                    The Company has concluded negotiations for a $10.0 million revolving credit facility with Bank of America. The facility is intended to provide stand-by credit availability to the extent of the borrowing base, as defined in the agreement.  The Company expects to execute the credit agreement by November 30, 2004.

                    In October 2004, the remaining 2,067,650 shares of Series D Preferred Stock were converted into 41,353,000 shares of the Company’s common stock.

                    On November 5, 2004, the Company settled the Whitbread liability for £150,000 (or approximately $280,000).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

                    We are a leading provider of technology and services for the high speed preparation of food products.  Our customizable speed cook ovens employ various patented combinations of hot air convection, air impingement, microwave energy and other heating methods to cook food products at high speeds with food quality comparable, and in many cases superior, to conventional heating methods.  We currently offer two primary commercial ovens, our flagship C3 and our recently developed Tornado oven, and are developing various new ovens for the commercial and residential markets.  In addition, we offer fee-based development, fabrication, testing and other services, and food preparation, menu planning and analysis and related consulting services, to food manufacturers and other members of the foodservice industry.

                    The primary markets for our commercial oven products include commercial foodservice operators throughout North America, Europe and Asia.  We currently sell our oven products in North America through our internal sales force and through a direct sales force of manufacturer’s representatives, and in Europe and Asia through a network of equipment distributors.  We believe that we operate in one primary business segment.

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

Enersyst Acquisition

                    On May 21, 2004, we acquired Enersyst Development Center, L.L.C., a leading provider and source of innovations to the foodservice industry.  Historically, Enersyst researched, developed and licensed its proprietary foodservice technologies to foodservice equipment manufacturers, and provided fee-based consulting services to members of the foodservice industry to test and develop products for the foodservice marketplace.  Enersyst holds over 150 foreign and domestic patents related to heat transfer, air impingement and associated food technologies.  As a result of this acquisition, we increased our leadership position in delivering the most advanced speed cook technology and services to customers worldwide.  The results of Enersyst’s operations have been included in our consolidated financial statements since that date.

                    Total consideration for this transaction, $13.7 million, consisted of $7.3 million cash, including transaction costs, and $6.4 million equity in the form of Enersyst preferred membership units exchangeable in the future, at the discretion of the holders, for approximately 1.8 million shares of our common stock.  The cash portion of the acquisition was funded by our May 2004 private placement of common stock.  Total goodwill recorded was $2.8 million, none of which is deductible for income tax purposes.

CASH FLOW AND LIQUIDITY

                    We have invested heavily in research, prototype development, strategic alliance development and sales and marketing activities.  As a result of these investments, and the limited revenues generated from sales of ovens prior to the current quarter, we have incurred substantial operating losses in each year of our operations (including net losses available to common stockholders of $2.3 million and $4.2 million for the three and six months ended June 30, 2004 and $27.1 million for the year ended December 31, 2003) resulting in an accumulated deficit of $66.2 million as of June 30, 2004. For the three months ended September 30, 2004, we generated net income of $6.4 million and reduced the accumulated deficit to $59.7 million.

                    Our management believes that the working capital provided by the October 2003 and May 2004 private placements, coupled with the significant positive cash flow potential of the Subway restaurant relationship now beginning to be realized, should provide us the resources to conduct normal operations and grow our business.  If the cash flow from the Subway restaurant relationship is less than expected, or is delayed, our ability to implement our business plan would be adversely and materially affected, and we may not have sufficient working capital to conduct normal operations and grow our business.  Additionally, we recently concluded negotiations of a $10.0 million stand-by credit facility with Bank of America, which we expect to execute by November 30, 2004.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

                    For a complete discussion of our significant accounting policies, see the footnotes to the Financial Statements in our 2003 Form 10-K. Below is a discussion of our critical accounting policies. These policies are critical to the portrayal of our financial condition and/or are dependent on subjective or complex judgments, assumptions and estimates. If actual results differ significantly from management’s estimates and projections, there could be a significant impact on the financial statements. The impact of changes in key assumptions may not be linear. Management has reviewed the application of these policies with the Audit Committee of the Board of Directors.

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

                    Product Warranty — Our ovens are under warranty against defects in material and workmanship for a period of one year from the date of installation. Anticipated future warranty costs are estimated, based upon historical experience, and are recorded in the period cooking systems are sold. Periodically, our warranty reserve is reviewed to determine if the reserve is sufficient to cover the repair costs associated with the remaining ovens under warranty. At this time, we believe that, based upon historical data over the last 24 months, the current warranty reserve is sufficient to cover the associated costs. If warranty costs trend higher, we would need to record a higher initial reserve as well as reserve the estimated amounts necessary to cover all ovens remaining under warranty. For example, if the costs of actual product warranty were 10% higher than we expected, our provision for warranties and net income would have been approximately $203,000 lower for the nine months ended September 30, 2004. Any such additional reserves would be charged to cost of goods sold and could have a material effect on our financial statements.

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

                    Stock-Based Compensation and Other Equity Instruments —  We follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, Accounting for Stock-Based Compensation, as amended. Accordingly, we have not recorded stock-based compensation expense for stock options issued to employees in fixed amounts with exercise prices at least equal to the fair value of the underlying common stock on the date of grant.   In the notes to our financial statements for the nine month period ended September 30, 2004, we provide pro forma disclosures in accordance with SFAS No. 123 and related pronouncements.  On  October  13,  2004, the FASB concluded that SFAS No. 123R, Share-Based Payment, which would require all companies to measure compensation cost for all  share-based payments (including employee stock options) at fair value, would  be  effective  for public companies (except small business issuer as defined  in  SEC  Regulation  S-B)  for interim or annual periods beginning after  June  15,  2005.  We therefore would be required to apply SFAS No. 123R beginning  July  1,  2005 and could choose to apply  SFAS No. 123  retroactively  from January 1, 2005 to June 30, 2005 year-to-date period in our third quarter 2005 Form 10-Q  to  account  for all share-based payments under the fair value method from  January  1,  2005.  The cumulative effect of adoption, if any, would be measured and recognized on July 1, 2005.  Further, we could choose to early adopt the proposed Statement at the beginning of its first quarter ended March 31, 2005 (or even in the fourth quarter of 2004 if the FASB issues the final Statement prior to the issuance of those financial statements). We are currently evaluating the impact of this standard pending issuance.

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

                    Foreign Exchange   -   For the three and nine months ended September 30, 2004, less than 10% of the Company’s revenues were derived from sales outside of the United States.  For the three and nine months ended September 30, 2003, 20% and 44% of the Company’s revenues were derived from sales outside of the United States, respectively. These sales and subsequent accounts receivable and less than 10% of selling, general and administrative expenses for the three and nine months ended September 30, 2004 and 20% and 16% for the three and nine months ended September 30, 2003, respectively, are also denominated in foreign currencies, principally in Euros. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the US dollar. In addition, trade terms with customers outside of the United States generally are longer than with customers inside of the United States, which increases the potential of foreign exchange gains or losses. At this time, the Company does not engage in any foreign exchange hedging activities.

                    Deferred Income Taxes   - In preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. In addition, as of September 30, 2004, we had net operating loss carryforwards (“NOLs”) of $45.0 million, of which approximately $42.6 million are subject to annual limitations resulting from the change in control provisions in Section 382 of the Internal Revenue Service Code. These NOLs begin to expire in 2009. Additionally, we have $1.2 million in income tax deductions related to stock option exercises, the tax effect of which will be reflected as a credit to additional paid-in capital when realized.  A valuation allowance is recorded to reduce our net deferred income tax assets to the amount that is more likely than not to be realized. Based on our history of losses, we have recorded a valuation allowance as of September 30, 2004, equal to the full amount of our net deferred income tax assets including those related to our NOLs. Future profitable operations would permit recognition of these net deferred income tax assets, which would have the effect of reducing our income tax expense. Future operations could demonstrate a return to profitability sufficient to warrant a reversal of the valuation allowance which would positively impact our financial statements.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

                    Total revenues for the three months ended September 30, 2004 were $31.0 million, an increase of $30.5 million, compared to revenues of $510,000 for the three months ended September 30, 2003. This increase is primarily due to increased oven revenues of $29.3 million substantially attributable to sales of our new Tornado model oven to Subway franchisees. Of the remaining increase, $670,000 was royalty and services revenue related to the Enersyst acquisition and the remainder was due to increased consumable and other revenues.

                    Total revenues for the nine months ended September 30, 2004 were $34.4 million, an increase of $31.6 million, compared to revenues of $2.8 million for the nine months ended September 30, 2003. This increase is primarily due to increased oven revenues of $29.9 million substantially attributable to sales of our new Tornado model oven to Subway franchisees.  Of the remaining increase, $980,000 was royalty and services revenue related to the Enersyst acquisition and the remainder was due to increased consumable and other revenues.

                    The increase in revenues for the three and nine months ended September 30, 2004 versus prior periods is largely driven by substantially increased unit sales of the Tornado to Subway but also reflects the mitigating impact of volume pricing associated with the Subway agreement.

                    Cost of product sales for the three months ended September 30, 2004 was $19.3 million, an increase of $19.0 million, compared to $240,000 for the three months ended September 30, 2003.  Cost of product sales for the nine months ended September 30, 2004 was $20.9 million, an increase of $19.4 million, compared to $1.5 million for the nine months ended September 30, 2003.  The increase in costs of product sales for the three and nine months ended September 30, 2004 is primarily due to the increase in revenue. As a percentage of related product sales, cost of product sales increased due to the lower margin experienced on Subway sales.

                    Cost of product sales are calculated based upon the actual cost of the oven, the cost of any accessories supplied with the oven, an allocation of cost for freight, duties and taxes for the ovens imported and a reserve for warranty. Cost of product sales does not include any cost allocation for administrative and support services required to deliver or install the oven or an allocation of costs associated with the ongoing quality control of the Company’s manufacturers. These costs are recorded within selling, general and administrative expenses. Cost of product sales also does not attribute any allocation of compensation or general and administrative expenses to royalty and services revenues.

                    Gross profit on product sales for the three months ended September 30, 2004 was $11.0 million, an increase of $10.7 million, compared to gross profit on product sales of $270,000 for the three months ended September 30, 2003.  Gross profit on product sales for the nine months ended September 30, 2004 was $12.5 million, an increase of $11.1 million, compared to gross profit on product sales of $1.4 million for the nine months ended September 30, 2003.  The increase in gross profit for the three and nine months ended September 30, 2004 is due primarily to the increase in revenue. Gross profit on product sales as a percentage of product sales revenue decreased due to the lower margin experienced on Subway sales.

                    Research and development expenses for the three months ended September 30, 2004 were $310,000, an increase of $120,000, compared to $190,000 for the three months ended September 30, 2003.  Research and development expenses for the nine months ended September 30, 2004 were $820,000, an increase of $140,000, compared to $680,000 for the nine months ended September 30, 2003. These increases relate primarily to the expanded scope of research activities brought about by the Enersyst acquisition and initial expenses in prototype development for new oven models.

                    Selling, general and administrative expenses for the three months ended September 30, 2004 were $4.5 million, an increase of $3.8 million, compared to $680,000 for the three months ended September 30, 2003.  This change is due to increased payroll and related expenses of $1.6 million, travel and related expenses of $440,000, and marketing and related expenses of $425,000, primarily attributable to our expansion resulting from the Subway agreement; increased professional and legal fees of $580,000, attributable to the Maytag litigation and professional fees associated with our Sarbanes-Oxley compliance; increased rent expense of $130,000, attributable to our new offices in Atlanta and New York; and increased selling, general and administrative expenses of $560,000 related to the Enersyst acquisition.  The 2003 amounts were also reflective of a curtailment of activity in the business as resources became scarce.

                    Selling, general and administrative expenses for the nine months ended September 30, 2004 were $9.7 million, an increase of $6.0 million, compared to $3.7 million for the nine months ended September 30, 2003.  This change is due to increased payroll and related expenses of $2.7 million, travel and related expenses of $760,000, and marketing and related expenses of $630,000, primarily attributable to our expansion resulting from the Subway agreement; increased professional and legal fees of $940,000, primarily attributable to the Maytag litigation and professional fees associated with our Sarbanes-Oxley compliance; increased non-employee compensation of $90,000 related to charges for stock based compensation; and increased selling, general and administrative expenses of $780,000 related to the Enersyst acquisition.  The 2003 amounts were also reflective of a curtailment of activity in the business as resources became scarce.

                    Depreciation and amortization expenses for the three months ended September 30, 2004 were $440,000, an increase of $435,000, compared to $5,000 for the three months ended September 30, 2003.  Depreciation and amortization expenses for the nine months ended September 30, 2004 were $700,000, an increase of $465,000, compared to $235,000 for the nine months ended September 30, 2003.  These increases are due primarily to amortization expense related to the acquisition and, to a lesser extent, increased depreciation expense related to tooling and other equipment purchases made to support activity from the Subway agreement.

                    Net other (expense) income for the three and nine months ended September 30, 2004 was $(10,000) and $20,000, a decrease of $50,000 and $90,000, compared to $40,000 and $110,000 for the three and nine months ended September 30, 2003, respectively.  The decrease is due primarily to decreased interest income from notes receivable from stockholders. These notes were repaid in the fourth quarter of 2003.

                    Preferred stock dividend charges for the three and nine months ended September 30, 2004 was nil, a decrease of $60,000 and $180,000, compared to $60,000 and $180,000 for the three and nine months ended September 30, 2003, respectively.  This decrease was due to the conversion of the Company’s Series B and C Preferred Stock into common stock in October 2003.

                    As a result of the foregoing, we generated net income applicable to common stockholders of $6.4 million and $2.2 million for the three and nine months ended September 30, 2004 compared to a net loss applicable to common stockholders of $(640,000) and $(3.3) million for the three and nine months ended September 30, 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

                    TurboChef’s capital requirements in connection with its product and technology development and marketing efforts have been and will continue to be significant. Additional capital will be required to conduct normal business operations and to expand the Company’s operations. Prior to the quarter ended September 30, 2004, the Company had, from inception, incurred significant operating losses and the losses may continue.

                    On October 28, 2003 we completed a private placement of 2,132,650 shares of our new Series D Convertible Preferred Stock, par value $1.00 per share (the “Series D Preferred Stock”) to OvenWorks, LLLP (“OvenWorks”) and to certain other investors for whom OvenWorks served as nominee.  At the time of issuance, the shares of Series D Preferred Stock issued in the private placement were convertible into an aggregate of 42,653,000 shares of our common stock, which represented approximately 58% of our total equity on a fully diluted, as converted basis at that time (i.e., assuming that all outstanding options, warrants and other rights for the purchase of our common stock were exercised, and all outstanding shares of all series of the our preferred stock, including the Series D Preferred Stock, were converted into common stock). Net proceeds of the private placement were $12.6 million, which have and will be used to satisfy existing obligations and to fund working capital needs, including product development and manufacturing, sales and marketing and other general corporate purposes.  As of September 30, 2004, 65,000 shares of the Series D Preferred Stock were converted into 1,300,000 shares of the Company’s common stock. Further, as of October 28, 2004 all remaining shares of the Series D Preferred Stock had been converted into 41,353,000 shares of the Company’s common stock.

                    In May 2004 we completed a private placement of 3,453,629 shares of common stock for aggregate consideration of $10.0 million, or $2.90 per share. A portion of the proceeds from the private placement was used to finance our acquisition of Enersyst with the remainder to be used for working capital and other general corporate purposes.

                    Doctor’s Associates, Inc., the franchisor of the Subway sandwich restaurant concept, agreed in March 2004 that we would be the exclusive manufacturer of speed cook ovens to all Subway franchise locations.  Subway franchisees operate over 18,000 locations in the United States, Canada and Puerto Rico, and more are added every year.  In addition, we will be the sole supplier of the ovens to Subway’s international locations as well, which currently number approximately 2,000 locations.  Delivery of ovens to Subway franchisees in the U.S., Canada and Puerto Rico commenced under a pilot program during the second quarter of 2004 and the system-wide roll-out began in the third quarter of 2004.  While we anticipate sales of our Tornado oven will continue to Subway franchisees, the initial system-wide roll-out is expected to be substantially complete by March 31, 2005.

                    Management anticipates that current cash on hand, collections of its accounts receivable and cash from anticipated sales of ovens, particularly in light of the significant potential represented by the Subway agreement, enable it to now conduct normal operations, expand its business as needed and generate operating profit in 2004. Additionally, we recently completed negotiations for a credit facility with Bank of America, which we expect to execute by November 30, 2004.   This facility provides stand-by credit availability to augment the cash flow anticipated from operations as the distribution plan for roll-out of ovens to Subway franchisees is being completed. Our projected attainment of profits from operations, as well as our ability to sustain normal operations and grow our business, is dependent on the Subway arrangement and the currently anticipated rate of sales contemplated by the planned roll-out schedule.

                    We have, and will continue to hold inventory, due to our manufacturing cycle.  As of September 30, 2004, we held $2.4 million of finished goods inventory (ovens), $230,000 of demonstration inventory (ovens used for customer demonstrations, tests and pilot programs) and $4.1 million of parts inventory (used for manufacturing and service). Of the $2.4 million of finished goods inventory, $1.5 million are the new Tornado model ovens currently being shipped to Subway locations. Additionally, the majority of the parts inventory is for current production of ovens to complete orders received and anticipated as the roll-out of Subway ovens continues. We offer demonstration inventory free of charge or at reduced prices to certain potentially large customers, who wish to test and evaluate an oven prior to purchase. We were previously committed under the terms of a manufacturing agreement with Xiaoya to minimum oven purchases of approximately $250,000 per month and to use working capital to purchase certain component parts supplied to Xiaoya for use in the ovens. This manufacturing agreement expired July 2004 and we currently operate on a month-to-month basis under the same general terms as we negotiate a renewal.

                    In September 1999, we entered into an agreement to upgrade and provide an extended warranty for 262 ovens installed for Whitbread Group PLC (“Whitbread”). The oven upgrades were completed in February 2000. Whitbread paid us $1.4 million in connection with this agreement which we applied to offset expenses relating to the upgrades and warranty costs as incurred. Through 2000, we incurred $1.7 million for expenses of this program in excess of payments from Whitbread. No additional costs have been incurred since 2000. In February 2002, we and Whitbread entered into a new agreement to terminate the September 1999 upgrade and extended warranty agreement. Under the new agreement, we were required to pay Whitbread £460,000 (approximately $670,000) plus VAT (value added tax) over a 24-month period. In return, Whitbread would release us from our obligation to continue the warranty.  On signing the agreement, we made an initial payment to Whitbread of £50,000 (approximately $72,000) plus VAT and committed to pay the balance over the next 24 months. Upon entering into this agreement, we recorded an adjustment to reduce the warranty liability by $190,000, the amount by which the amount of the warranty liability related to Whitbread exceeded the amount to be paid under the agreement. We have not made any payments since November 2002 and are currently in default of the agreement. As a result of the default, an estimated warranty liability of $190,000 was recorded as of December 31, 2002. Other than a provision for the estimated effects of foreign exchange, there was no activity in our liability related to the Whitbread agreement since 2002. In November 2004, Whitbread and the Company settled this liability for £150,000 (or approximately $280,000).

                    In November 2001, we purchased $504,000 of parts and oven inventory from Maytag Corporation (“Maytag”). We paid $177,000 in cash and issued a promissory note in the amount of $327,000 for the remaining balance of this purchase. The note was not paid according to its terms and on January 6, 2003 Maytag obtained a summary judgment against us in the amount of $359,372. In March 2004, we paid the summary judgment in full. Maytag and we had been conducting negotiations to settle other outstanding arbitrations; however, we recently notified Maytag that those negotiations had not been productive and that we would proceed with the arbitrations. There can be no assurance that we will be successful in the arbitrations, or alternatively, that a settlement will be reached, or that if reached, the settlement will be favorable to us.

                    With the October 2003 private placement, the May 2004 private placement and the Subway agreement, we have implemented plans, including establishing an office in Atlanta and re-establishing an office in New York, to increase expenditures in marketing, advertising and promotion, research and development and customer support to serve the growth in activity anticipated from the Subway franchisees and take advantage of other market opportunities. This increase in operating expenditures will be made, to the extent possible, in concert with growth in activity but could aggregate an incremental $1.5 million for the remainder of 2004.

                    Cash used in operating activities was $6.2 million for the nine months ended September 30, 2004 as compared to cash used in operations of $560,000 for the nine months ended September 30, 2003.  Net cash used in operating activities for the nine months ended September 30, 2004 resulted from an increased investment in net operating assets and liabilities (working capital) of $9.2 million offset by our net income of $2.2 million plus non-cash charges of $860,000. The working capital investment was largely due to increases of $15.9 million in accounts receivable and $5.3 million in inventory resulting, in large part, from current sales under the Subway agreement and the inventory requirements to accommodate the anticipated level of future orders. As of October 26, 2004, we had collected $13.0 million of the September 30, 2004 outstanding accounts receivable. Net cash used in operating activities for the nine months ended September 30, 2003 was due to a net loss of $(3.1) million offset by a net change in operating assets and liabilities of $2.4 million and non-cash charges of $200,000.

                    Cash used in investing activities for the nine months ended September 30, 2004 was $9.7 million compared to nil for the nine months ended September 30, 2003.  The increase is due to $7.3 million net cash expended for the acquisition of Enersyst, and $2.4 million in capital expenditures, primarily related to tooling and other equipment purchases made to support activity from the Subway agreement and to establishing offices in Atlanta and New York.  The Company anticipates nominal additional capital expenditures during the balance of 2004 and anticipates funding those from existing working capital.

                    Cash provided by financing activities for the nine months ended September 30, 2004 was $10.5 million compared to nil for the nine months ended September 30, 2003.  We received net proceeds $10.0 million from the May 2004 private placement, $860,000 in proceeds from the exercise of options and warrants and paid $380,000 in notes payable during the first quarter of 2004.

                    At September 30, 2004, the Company had cash and cash equivalents of $3.5 million (including $880,000 contractually restricted temporarily for payment of potential warranty claims for Subway ovens) and working capital of $10.0 million as compared to cash and cash equivalents of $8.9 million and working capital of $5.7 million at December 31, 2003, respectively.

Contractual Cash Obligations

As of September 30, 2004, our future contractual cash obligations are as follows (in thousands):

	Payments due by period
		October - December
	Total	2004	2005	2006	2007	2008	Thereafter

Operating leases	$1,907	$122	$475	$350	$352	$360	$248

                    We believe that existing working capital and anticipated cumulative cash flow from operations combined with future financing opportunities will provide sufficient cash flow to meet our contractual obligations. We intend to seek financing for any amounts that we are unable to pay from operating cash flows. New financing alternatives are routinely evaluated to determine their practicality and availability in order to provide the Company with sufficient and timely funding at the least possible cost. Additionally, we recently concluded negotiations for a $10.0 million stand-by credit facility with Bank of America, which we expect to execute by November 30, 2004.  However, if financing is not available or available under unfavorable terms, we may not be able to increase our sales and marketing and research and development investments which may hamper our ability to grow our business or compete effectively in any of our markets which could materially harm our business, financial condition and results of operations.

                    We believe that our existing cash and anticipated future operating cash flows from the Subway agreement will be sufficient to fund our cash requirements needs for working capital and capital investment requirements in the short term, which means the next twelve months, and for a reasonable period of time thereafter.

AUTHORITATIVE PRONOUNCEMENTS

                    In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“FIN No. 46”). FIN No. 46 explains how to identify variable interest entities (“VIEs”) and how an enterprise assesses its interests in a VIE, to decide whether to consolidate that entity for financial reporting purposes. The Interpretation requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after September 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003.  Adoption of this pronouncement did not have a material effect on the Company’s financial statements.

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

                    On  October  13,  2004, the FASB concluded that SFAS No. 123R, Share-Based Payment, which would require all companies to measure compensation cost for all  share-based payments (including employee stock options) at fair value, would  be  effective  for public companies (except small business issuer as defined  in  SEC  Regulation  S-B)  for interim or annual periods beginning after  June  15,  2005.  A calendar-year company therefore would be required to apply SFAS No. 123R beginning  July  1,  2005 and could choose to apply  SFAS No. 123  retroactively  from January 1, 2005 to June 30, 2005 year-to-date period in its third quarter 2005 Form 10-Q  to  account  for all share-based payments under the fair value method from  January  1,  2005.  The cumulative effect of adoption, if any, would be measured and recognized on July 1, 2005.  Further, the company could choose to early adopt the proposed Statement at the beginning of its first quarter ended March 31, 2005 (or even in the fourth quarter of 2004 if the FASB issues the final Statement prior to the issuance of those financial statements). The Company is currently evaluating the impact of this standard pending issuance.

          ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                    For the three and nine months ended September 30, 2004, less than 10% of the Company’s revenues were derived from sales outside of the United States.  For the three and nine months ended September 30, 2003, 20% and 44% of the Company’s revenues were derived from sales outside of the United States, respectively. These sales and subsequent accounts receivable and less than 10% of selling, general and administrative expenses for the three and nine months ended September 30, 2004 and 20% and 16% for the three and nine months ended September 30, 2003, respectively, are also denominated in foreign currencies, principally in Euros. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the US dollar. In addition, trade terms with customers outside of the United States generally are longer than with customers inside of the United States, which increases the potential of foreign exchange gains or losses. At this time, the Company does not engage in any foreign exchange hedging activities.

                    The Company believes that revenues from sources outside of the United States will increase during 2004. There is no assurance that the Company will not be subject to foreign exchange losses in the future.

                    As of September 30, 2004, the Company does not have any assets or liabilities other than those discussed above that have the potential for market risk that would affect the operating results or cash flow of the Company, and the Company is not engaged in any foreign currency hedging activity.

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

                    In the third quarter of 2004, current management examined certain sales incentives offered by the Company in 2002 in light of the system-wide roll-out of its new Tornado oven to a major restaurant chain which commenced in the quarter ending September 30, 2004. As a result of this examination, we became aware of an error resulting from an oversight in applying these offers which resulted in revenue being recognized in 2002 and 2003 that should have been deferred to future periods. We have amended and restated our initial Form 10-K filing for both years to correct the oversights.  Current management had previously improved controls and procedures over the documentation and analysis of sales incentives and offers, believes that those controls were responsible for identifying this oversight from 2002 and is confident that the circumstances resulting in this oversight will not recur.  Despite the amending of its previous filings, the CEO and CFO have concluded that as of the date of its original controls evaluation as well as the date of this report, there were no material weaknesses in TurboChef’s disclosure controls and procedures.

                    There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDING

                    The Company has previously reported in its Annual Report on Form 10-K for the year ended December 31, 2003, certain material developments in legal proceedings during the quarter ended March 31, 2004.  The Company reported further developments in legal proceedings in its Quarterly Report on Form 10-Q for the period ended June 30, 2004.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    We held our annual meeting of stockholders on July 19, 2004. The stockholders voted on four proposals, as more fully described in our definitive Proxy Statement, dated July 2, 2004. The votes were as follows:

Proposal 1 (Common shares and Series D shares voting together as one class)

Election of Directors

Richard E. Perlman, James K. Price, William A. Shutzer, Raymond H. Welsh, J. Thomas Presby, Sir Anthony Jolliffe and James W. DeYoung

	FOR	WITHHELD	ABSTAIN

Richard E. Perlman	47,152,778	817,284	10,697,584

James K. Price	47,152,778	817,284	10,697,584

William A. Shutzer	47,681,099	288,963	10,697,584

Raymond H. Welsh	47,681,099	288,963	10,697,584

J. Thomas Presby	47,680,999	289,063	10,697,584

Sir Anthony Jolliffe	47,680,999	289,063	10,697,584

James W. DeYoung	47,680,999	289,063	10,697,584

Proposal 2 (Common and Preferred voting separately and together as one class)

Approval of an amendment to the Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of our common stock from 50,000,000 shares to 100,000,000 shares

Common Stock as separate class:	FOR	AGAINST	ABSTAIN
	18,248,755	553,591	2,300

Series D Preferred Stock as separate class:	FOR	AGAINST	ABSTAIN
	1,993,150	0	0

Common Stock and Series D Preferred Stock
Voting together as one class	FOR	AGAINST	ABSTAIN
	58,111,755	553,591	2,300

Proposal 3 (Common shares and Series D shares voting together as one class)

Approval of 2003 Stock Incentive Plan

FOR	AGAINST	ABSTAIN
46,610,674	1,357,138	2,250

Proposal 4 (Common shares and Series D shares voting together as one class)

Ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for fiscal year 2004

FOR	AGAINST	ABSTAIN
47,964,462	3,600	2,000

 ITEM 6.  EXHIBITS

(A) EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) REPORTS ON FORM 8-K

The following reports on Form 8-K were filed or furnished by the Registrant during the first quarter for which this report is filed:

Date Filed	Items Reported		Financial Statements Filed

July 2, 2004 (8-K/A)	Item 7(b) – Item 7(c) –	Pro Forma Financial Information Exhibits

(1) Unaudited Pro Forma Condensed Consolidated
Balance Sheet as of March 31, 2004
(2) Unaudited Pro Forma Condensed Consolidated
Statements of Operations for the Year Ended
December 31, 2003 and the Three Months Ended
March 31, 2004

July 20, 2004	Item 5 – Item 7(c) –	Other Events and Required FD Disclosure Exhibit	None

September 13, 2004	Item 7.01 Item 9.01	Regulation FD Disclosure Financial Statements and Exhibits	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TURBOCHEF TECHNOLOGIES, INC.

By: /s/ James A. Cochran

James A. Cochran Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: November 22, 2004