Form 10-K/A
period 2003-12-31
TURBOCHEF TECHNOLOGIES INC
filed 2004-11-23
CIK 916545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

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

EXPLANATORY NOTE

This annual report on Form 10-K/A amends our original annual report on Form 10-K for the year ended December 31, 2003 as of the date of its original filing on March 30, 2004. We are amending and restating our original annual report on Form 10-K in its entirety to correct an error in reported financial results resulting from an oversight in applying offers contained in certain correspondence from 2002 pertaining to two significant sales transactions initiated at that time. This error resulted in recognition of revenue in 2002 and in 2003 that more properly has now been deferred to future periods.

This amended Annual Report on Form 10-K/A for the year ended December 31, 2003 reflects restatements of the following financial statements: (a) balance sheet as of December 31, 2003 and 2002; (b) statements of operations for the years ended December 31, 2003 and 2002; (c) statements of stockholders’ equity for the years ended December 31, 2003 and 2002; and (d) statements of cash flows for the years ended December 31, 2003 and 2002. For a more detailed description of the restatements made to the financial statements, see Note 1 – Restatement of Financial Statements. Additionally, we have made the appropriate corresponding changes to Item 6 – Selected Financial Data; Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 9A – Controls and Procedures and Note 14 – Quarterly Financial Information (Unaudited) to the accompanying notes to the financial statements.

This amended Annual Report on Form 10-K/A speaks as of the end of our fiscal year 2003 as required by Form 10-K or as of the date of filing the original Form 10-K. Except as described for financial information, it does not update any of the statements contained therein. This Annual Report on Form 10-K/A contains forward looking statements that were made at the time the original Annual Report on Form 10-K was filed on March 30, 2004.  It is subject to the factors described in Item 1 – Business – Risk Factors and must be considered in light of any subsequent statements, including forward looking statements, in any reports made by the Company subsequent to the filing of the original Form 10-K, including statements made in filings on Form 8-K.

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

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(As Restated)	(As Restated)
	(Amounts in Thousands, Except Share and Per Share Data)
Statements of Operations Data:
Revenues	$3,690	$5,655	$3,230	$7,846	$7,063

Operating loss	$(13,261)	$(6,713)	$(6,026)	$(7,674)	$(8,005)

Net loss	$(14,349)	$(6,684)	$(6,031)	$(3,732)	$(8,779)

Per share data

Net loss per share applicable to common stockholders—basic and diluted	$(1.33)	$(0.37)	$(0.41)	$(0.24)	$(0.59)

Weighted Average Number of Shares Outstanding	20,392,724	18,903,708	16,206,808	15,602,211	14,983,486

Balance Sheet Data:
Working capital (deficit)	$5,612	$(1,567)	$4,485	$846	$14,484

Total assets	$11,431	$5,387	$8,672	$5,722	$21,069

Total liabilities, including mezzanine equity	$18,166	$6,646	$3,645	$4,054	$11,218

Accumulated deficit	$(61,956)	$(47,412)	$(40,458)	$(33,742)	$(30,010)

Total stockholders’ equity (deficit)	$(6,735)	$(1,259)	$5,027	$1,668	$9,851

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

Restatement of Financial Statements

          The Company has restated its financial statements for the years ended December 31, 2003 and 2002 as discussed in Note 1 in the accompanying financial statements. The following management’s discussion and analysis takes into account the effects of the restatement.

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

Cash Flow and Liquidity

          The Company has invested heavily in research, prototype development, strategic alliance development and sales and marketing personnel. As a result of these investments, and the limited revenues generated to date from sales of ovens, the Company has incurred substantial operating losses in each year of its operations (including net losses available to common stockholders of $27.1 million, $7.0 million and $6.7 million for the years ended December 31, 2003, 2002 and 2001, respectively), resulting in an accumulated deficit of $62.0 million as of December 31, 2003.

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

          We provide for returns on product sales based on historical experience and adjust such reserves as considered necessary. To date, there have been no significant sales returns.  We have deferred approximately $2.7 million of revenue and approximately $1.6 million cost of revenue related to ovens sold in 2002 and 2003 to franchisees of a major restaurant chain under a proposal that offered a future exchange for a new oven contingent on completion of a franchise-wide sale and roll-out of our ovens.

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

          Foreign Exchange   -   During 2003, approximately 43% of the Company’s revenues were derived from sales outside of the United States. These sales and subsequent accounts receivable, the salaries of employees located outside of the United States and approximately 12% of selling, general and administrative expenses are denominated in foreign currencies, principally British Pounds and Euros. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the US dollar. In addition, trade terms with customers outside of the United States generally are longer than with customers inside of the United States, which increases the potential of foreign exchange gains or losses. At this time, the Company does not engage in any foreign exchange hedging activities.

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

Results of Operations for the Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

          Revenues for the year ended December 31, 2003 were $3.7 million, compared to revenues of $5.7 million for the year ended December 31, 2002. This decrease is primarily attributable to a 38% decrease in the unit sales of ovens during fiscal 2003. This decline in unit sales is reflective of our cash and liquidity position for much of 2003 which led to a significant curtailment of operations. The average selling price per unit increased approximately 1% from the previous period. This slight increase in the average selling price of ovens is due in large part to moderation of the number of units sold to Subway franchisees during 2003.  Subway franchisees benefited from a favorable price as part of a major order initiated in 2002 and sales to Subway franchisees represented 22% of recognized sales in 2002 compared to 8% of sales in 2003. Additionally, in the years ended December 31, 2003 and 2002, Subway purchased approximately 400 ovens as part of a market test of certain new product initiatives.  The revenue and related cost of sales totaling $2.7 million and $1.6 million, respectively, has been deferred due to the terms of sale on these ovens offering a future exchange provision for a new oven contingent on completion of a franchise-wide sale and roll-out of our ovens.  In March 2004 we were selected by Subway as its exclusive provider of rapid cook ovens to its more than 20,000 locations worldwide. The preliminary roll-out schedule calls for delivery of units to franchisees to start in the second quarter of 2004 and be completed in the first quarter of 2005. Terms of our agreement with Subway provide them favorable pricing which will decrease our average unit sales price.

          Cost of sales for the year ended December 31, 2003 were $1.9 million, a decrease of $1.5 million compared to $3.5 million for cost of sales for the year ended December 31, 2002. The decrease is principally due to the 38% decrease in the number of ovens sold during the year. The average unit cost per oven decreased approximately 5% in 2003. The decline resulted from favorable purchasing of component parts coupled with a slight shift in mix between ovens sold in the US versus Europe where the ovens are slightly more costly to produce. Cost of goods sold for 2002 also included a $190,000 increase in the warranty reserve for Whitbread Group PLC (“Whitbread”) due to the Company’s default on an agreement dated February 2002, between Whitbread and TurboChef to terminate an extended warranty originally purchased in September 1999 (see Liquidity and Capital Resources).

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

          Gross profit on product sales for the year ended December 31, 2003 decreased $440,000 to $1.8 million, when compared to gross profit on product sales of $2.2 million during the year ended December 31, 2002. This decrease is due primarily to the significant decrease in the number of ovens sold during the year ended December 31, 2003, partially offset by an increase in the average margin per unit.

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

          Net loss applicable to common stockholders increased by $20.1 million to $27.1 million for the year ended December 31, 2003, as compared to $7.0 million for the year ended December 31, 2002. The net loss per share increased to $1.33 from $0.37 a share, based on the weighted average number of shares outstanding of 20,392,724 and 18,903,708 for the years ended December 31, 2003 and 2002, respectively. The increase in the net loss is principally due to the beneficial conversion feature of the Series D Preferred Stock, the compensation and severance related to termination of former officers and directors, together with the decrease in oven sales during 2003. The decrease in margin from oven sales was offset by a decrease in selling, general and administrative costs.

Results of Operations for the Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

          Revenues for the year ended December 31, 2002 were $5.7 million, compared to revenues of $3.2 million for the year ended December 31, 2001. This increase is primarily attributable to the increase in the unit sales of ovens during fiscal 2002. For the year ended December 31, 2002, unit sales of ovens increased 73% over the year ended December 31, 2001. The average unit sales price declined by approximately 3% from the previous period. The decline in the average selling price of ovens is due largely to a favorable sales price offered to Subway franchisees, in connection with a significant purchase during 2002. This customer represented approximately 22% of oven sales revenues recognized in 2002 (as restated). Additionally, for the year ended December 31, 2003 Subway purchased approximately 300 ovens as part of a market test of certain new product initiatives.  The revenue and related cost of goods sold totaling $2.1 million and $1.2 million, respectively, has been deferred due to the terms of sale on these ovens offering a future exchange provision for a new oven contingent on completion of a franchise-wide sale and roll-out of our ovens.

          Cost of sales for the year ended December 31, 2002 were $3.5 million, an increase of $1.9 million compared to $1.6 million for the year ended December 31, 2001. The increase is principally due to an increase in the number of ovens sold during the year and a $190,000 increase in the warranty reserve associated with a three-year upgrade and service agreement with Whitbread covering the Company’s earlier generation commercial ovens . The average cost of sales of ovens declined approximately 3% percent in 2002. The decline resulted from favorable purchasing of component parts, as well as a lower purchase price negotiated from our third party manufacturer during 2002, partially offset by higher installation and delivery costs. The increase in the warranty reserve for Whitbread is due to the Company’s having defaulted on an agreement dated February 2002, between Whitbread and TurboChef to terminate an extended warranty originally purchased in September 1999.

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

          Gross profit on product sales for the year ended December 31, 2002 increased $550,000 to $2.2 million, when compared to gross profit on product sales of $1.6 million for the year ended December 31, 2001. This increase is due primarily to the increase in the number of ovens sold during the year ended December 31, 2002, partially offset by an increase in the warranty reserve associated with our default under the Whitbread agreement.

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

          Net loss increased by $240,000 to $7.0 million for the year ended December 31, 2002, as compared to $6.7 million for the year ended December 31, 2001. The net loss per share declined to $0.37 from $0.41 a share, based on the weighted average number of shares outstanding of 18,903,708 and 16,206,808 for the years ended December 31, 2002 and 2001, respectively. The decrease in the net loss per share is principally due to the increase in the weighted average number of shares outstanding for Fiscal 2002. The increase in oven sales was partially offset by an increase in selling, general and administrative costs.

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

          At December 31, 2003, the Company had working capital of $5.6 million as compared to a working capital deficit of (1.6) million at December 31, 2002. The $7.2 million net increase in working capital resulted primarily from the effects of the October 2003 private placement which provided $12.6 million net cash proceeds. Prior to completion of the private placement, our available resources were severely limited and operations had been curtailed. The funding from the private placement has enabled us to return to normal operations and proceed with plans to grow our business.

          Cash used in operating activities was $3.4 million for the year ended December 31, 2003 as compared to cash used in operations of $4.8 million for the year ended December 31, 2002. The net loss of $14.3 million in 2003 included $9.1 million of net non-cash charges (depreciation, amortization, non-cash interest and debt extinguishment costs, and non-cash compensation expenses), compared to $708,000 (depreciation, amortization, non-cash interest and non-cash compensation expense) in 2002. Net cash used in operating activities in 2003 was negatively impacted by a $258,000 increase in prepaid expenses and other assets, primarily related to procuring appropriate levels of business insurance, and an $809,000 decrease in accounts payable, related to bringing our vendor accounts current. These operating cash requirements were partially offset by a decrease of $1.1 million in accounts receivable as we focused efforts on collections, a $360,000 decrease in inventories as production of finished ovens was curtailed and a $550,000 increase in deferred revenue from the sale of 150 ovens to two major customers.

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

          We had net losses applicable to common stockholders of $27.1 million, $7.0 million and $6.7 million for the fiscal years ended December 31, 2003, 2002 and 2001, respectively.  Our accumulated deficit as of December 31, 2003 was approximately $62.0 million.  We were not profitable during the last three fiscal years, and although we expect to be profitable in fiscal 2004, uncertainties still exist regarding our attainment of profitability.  We can provide no assurance that we will be able to achieve profitable operations in the future.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

          For the years ended December 31, 2003 and 2002, approximately 43% and 37%, respectively, of the Company’s revenues were derived from sales outside of the United States. These sales and subsequent accounts receivable, the salaries of employees located outside of the United States and approximately 12% and 15%, respectively, of selling, general and administrative expenses are denominated in foreign currencies, principally British Pounds and Euros. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the US dollar. In addition, trade terms with customers outside of the United States are longer than with customers inside of the United States, which increases the potential of foreign exchange gains or losses.

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

Item 9A. Controls and Procedures

          The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) maintain controls and procedures designed to ensure that they are able to collect the information which is required to be disclosed in reports filed with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. The CEO and CFO are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness.  An evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based on their evaluation of our disclosure controls and procedures, the CEO and CFO believe that these procedures were effective as of December 31, 2003 to provide reasonable assurance that we are able to collect, process, and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods, subject to the error described below.

          In the third quarter of 2004, current management examined certain sales incentives offered by the Company in 2002 in light of the system-wide roll-out of its new Tornado oven to a major restaurant chain which commenced in the quarter ending September 30, 2004.  As a result of this examination, we became aware of an error resulting from an oversight in applying these offers which resulted in revenue being recognized in 2002 and 2003 which should have been deferred to future periods.  We have amended and restated our initial Form 10-K filings for both years to correct the errors.  Current management has improved controls and procedures over the documentation and analysis of sales incentives and offers, believes that those controls were responsible for identifying this oversight from 2002 and is confident that the circumstances resulting in this oversight will not recur.  Despite the amending of its previous filings, the CEO and CFO have concluded that as of the date of its original controls evaluation as well as the date of this amendment, there were no material weaknesses in Turbochef's disclosure controls and procedures.

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

10.19*,**	—	Equipment Supplier Approval Agreement dated as of March 5, 2004 by and among the Registrant, Doctor’s Associates, Inc. and Independent Purchasing Cooperative, Inc.

10.20**	—	Consent to Transfer and First Amendment to Stockholders’ Agreement dated as of November 21, 2003 by and among the Registrant, OvenWorks, LLLP, Jeffrey Bogatin and Donald Gogel

10.21**	—	TurboChef Technologies, Inc. 2003 Stock Incentive Plan

10.22**	—	Form of Incentive Stock Option Agreement under the 2003 Stock Incentive Plan

10.23**	—	Form of Non-Qualified Stock Option Agreement under the 2003 Stock Incentive Plan

10.24**	—	Form of Non-Qualified Stock Option Agreement for Consultants under the 2003 Stock Incentive Plan

10.25**	—	Employment Agreement, dated as of February 9, 2004, by and between the Registrant and Richard E. Perlman

10.26**	—	Employment Agreement, dated as of February 9, 2004, by and between the Registrant and James K. Price

10.27**	—	Employment Agreement, dated as of February 9, 2004, by and between the Registrant and James A. Cochran

23.1	—	Consent of BDO Seidman, LLP

23.2	—	Consent of Independent Registered Public Accounting Firm

24.1**	—	Power of Attorney (see signature page)

Exhibit No.		Description

31.1	—	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of these documents have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment of the omitted portions.

**	Previously filed with the Securities and Exchange Commission with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004.

          (b)          Reports on Form 8-K:

          The following reports on Form 8-K were filed or furnished by the Registrant during the fourth quarter of the fiscal year covered by this Report:

Date Filed	Items Reported		Financial Statements Filed

November 10, 2003	Item 1 –	Changes in Control of Registrant	None
	Item 5 –	Other Events
	Item 7 –	Financial Statements, Pro Forma Financial
Information and Exhibits
	Item 9 –	Regulation FD Disclosure

SCHEDULE II
TURBOCHEF TECHNOLOGIES, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts
Year ended December 31, 2003	$169	$101	$—	$(51)	$219
Year ended December 31, 2002	70	100	—	(1)	169
Year ended December 31, 2001	86	—	—	(16)	70
Deferred Income Tax Asset Valuation Allowance
Year ended December 31, 2003 (as restated)	14,747	4,877	—	—	19,624
Year ended December 31, 2002 (as restated)	12,454	2,293	—	—	14,747
Year ended December 31, 2001	10,548	1,906	—	—	12,454

     All financial statement schedules not listed are omitted because they are inapplicable or the requested information is shown in the financial statements of the Registrant or in the related notes to the consolidated financial statements.

S-1

SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended Annual Report on form 10-K for the year ended December 31, 2003 to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of November, 2004.

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

Signature	Title	Date

/s/ Richard E. Perlman
Richard E. Perlman	Chairman of the Board and Director	November 22, 2004

/s/ James K. Price
James K. Price	Chief Executive Officer, President and Director (Principal Executive Officer)	November 22, 2004
/s/ James A. Cochran
James A. Cochran	Senior Vice President, Assistant Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)	November 22, 2004
/s/ William A. Shutzer
William A. Shutzer	Director	November 22, 2004

/s/ Raymond H. Welsh
Raymond H. Welsh	Director	November 22, 2004

/s/ J. Thomas Presby
J. Thomas Presby	Director	November 22, 2004

/s/ James W. DeYoung
James W. DeYoung	Director	November 22 2004

/s/ Anthony Jolliffe
Sir Anthony Jolliffe	Director	November 22, 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of TurboChef Technologies, Inc.

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

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 financial statements referred to above present fairly in all material respects, the financial position of TurboChef Technologies, Inc. at December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, the Company restated its financial statements for the year ended December 31, 2003.

/s/ Ernst & Young LLP

Atlanta, Georgia
November 15, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with auditing standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TurboChef Technologies, Inc. as of December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 in conformity with U.S. generally accepted accounting principles.

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

As discussed in Note 1, the Company restated its consolidated financial statements for the year ended December 31, 2002.

/s/ BDO Seidman, LLP

Dallas, Texas
March 15, 2003 except as to Note 1 of the
Notes to Financial Statements which is as of
November 18, 2004

TurboChef Technologies, Inc.
Balance Sheets
(In thousands, except share data)

	December 31,

	2003	2002

	(As restated) Note 1)	(As restated) Note 1)
Assets

Current assets:
Cash and cash equivalents	$8,890	$629
Accounts receivable, net of allowance of $219 and $169, respectively	515	1,682
Other receivables, net	8	735
Inventory	1,470	1,954
Prepaid expenses	290	79

Total current assets	11,173	5,079

Property and equipment, net	101	170

Other assets	157	138

Total assets	$11,431	$5,387

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$314	$1,113
Other payables	1,445	1,445
Accrued expenses	1,128	870
Notes payable	380	1,359
Deferred revenue	1,366	813
Accrued warranty and upgrade costs	928	1,046

Total current liabilities	5,561	6,646

Commitments and contingencies

Convertible, redeemable preferred stock	12,605	—

Stockholders’ equity (deficit):
Preferred stock, $1 par value, authorized 5,000,000 shares, issued 30,000 shares at December 31, 2002	—	2,430
Common stock, $.01 par value, authorized 50,000,000 shares, issued 25,474,018 and 19,058,526 shares at December 31, 2003 and 2002, respectively	255	191
Additional paid-in capital	55,460	46,513
Accumulated deficit	(61,956)	(47,412)
Notes receivable for stock issuances	(43)	(2,530)
Treasury stock—at cost 32,130 shares	(451)	(451)

Total stockholders’ deficit	(6,735)	(1,259)

Total liabilities and stockholders’ deficit	$11,431	$5,387

The accompanying notes are an integral part of these financial statements.

TurboChef Technologies, Inc.
Statements of Operations
(In thousands, except share data)

	Years Ended December 31,

	2003	2002	2001

	As Restated (Note 1)	As Restated (Note 1)

Revenues	$3,690	$5,655	$3,230

Costs and expenses:
Cost of goods sold	1,946	3,474	1,592
Research and development expenses	897	413	774
Selling, general and administrative expenses	6,523	8,481	6,890
Compensation and severance related to termination of former officers and directors	7,585	—	—

Total costs and expenses	16,951	12,368	9,256

Operating loss	(13,261)	(6,713)	(6,026)

Other income (expense):
Interest income	128	147	170
Interest expense and debt extinguishment costs	(1,105)	(226)	(195)
Gain on disposal of assets	—	—	12
Other (expense) income	(111)	108	8

	(1,088)	29	(5)

Net loss	$(14,349)	$(6,684)	$(6,031)

Preferred stock dividends	(195)	(270)	(305)
Beneficial conversion feature of Series D preferred stock	(12,605)	—	—
Beneficial conversion feature of Series B preferred stock	—	—	(380)

Net loss applicable to common stockholders	$(27,149)	$(6,954)	$(6,716)

Loss per common share—basic and diluted	$(1.33)	$(0.37)	$(0.41)

Weighted average number of common shares outstanding—basic and diluted	20,392,724	18,903,708	16,206,808

The accompanying notes are an integral part of these financial statements.

TurboChef Technologies, Inc.
Statements of Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Preferred Stock		Common stock		Additional paid- in capital	Accumulated deficit

	Shares	Amount	Shares	Amount

Balance, January 1, 2001	21,000	$2,100	15,728,423	$157	$35,878	$(33,742)

Net loss	—	—	—	—	—	(6,031)

Compensation expense	—	—	—	—	274	—
Interest on notes receivable for stock issuances	—	—	—	—	—	—
Issuance of preferred stock	30,000	2,430	—	—	—	—
Preferred stock dividend	—	—	—	—	—	(305)
Beneficial conversion of preferred stock	—	—	—	—	760	(380)
Issuance of warrants	—	—	—	—	615	—
Issuance of common stock	—	—	2,689,790	27	6,101	—

Balance, December 31, 2001	51,000	4,530	18,418,213	184	43,628	(40,458)

Net loss (as restated)	—	—	—	—	—	(6,684)

Compensation expense, primarily related to stock options granted for services	—	—	—	—	238	—
Notes receivable for stock issuances	—	—	—	—	—	—
Interest on notes receivable for stock issuances	—	—	—	—	—	—
Preferred stock dividend	—	—	—	—	—	(270)
Conversion of preferred stock to common stock	(21,000)	(2,100)	459,821	5	2,095	—
Issuance of warrants	—	—	—	—	72	—
Issuance of common stock	—	—	36,332	1	24	—
Preferred stock dividends paid through issuance of common stock	—	—	144,160	1	456	—

Balance, December 31, 2002 (as restated)	30,000	2,430	19,058,526	191	46,513	(47,412)

Net loss (as restated)	—	—	—	—	—	(14,349)

Compensation expense, primarily related to stock options granted for services	—	—	—	—	1,142	—
Cancellation of notes receivable for stock issuances	—	—	(840,000)	(8)	(1,672)	—
Interest on notes receivable for stock issuances	—	—	—	—	—	—
Beneficial conversion of Series D preferred stock	—	—	—	—	12,605	—
Deemed dividend for beneficial conversion feature	—	—	—	—	(12,605)	—
Conversion of preferred stock to common stock	(30,000)	(2,430)	2,793,650	28	2,402	—
Preferred stock dividends paid through issuance of common stock	—	—	773,696	8	388	(195)
Issuance of common stock for non-compete and release agreements	—	—	3,452,300	34	6,470	—
Other issuances of common stock			235,846	2	217	—

Balance, December 31, 2003 (as restated)	—	$—	25,474,018	$255	$55,460	$(61,956)

The accompanying notes are an integral part of these financial statements.

TurboChef Technologies, Inc.
Statements of Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Notes receivable for stock issuances	Treasury stock	Total stockholders’ equity

Balance, January 1, 2001	$(2,274)	$(451)	$1,668

Net loss	—	—	(6,031)

Compensation expense	—	—	274
Interest on notes receivable for stock issuances	(132)	—	(132)
Issuance of preferred stock	—	—	2,430
Preferred stock dividend	—	—	(305)
Beneficial conversion of preferred stock	—	—	380
Issuance of warrants	—	—	615
Issuance of common stock	—	—	6,128

Balance, December 31, 2001	(2,406)	(451)	5,027

Net loss (as restated)	—	—	(6,684)

Compensation expense	—	—	238
Notes receivable for stock issuances	8	—	8
Interest on notes receivable for stock issuances	(132)	—	(132)
Preferred stock dividend	—	—	(270)
Conversion of preferred stock to common stock	—	—	—
Issuance of warrants	—	—	72
Issuance of common stock	—	—	25
Preferred stock dividends paid through issuance of common stock	—	—	457

Balance, December 31, 2002 (as restated)	(2,530)	(451)	(1,259)

Net loss (as restated)	—	—	(14,349)

Compensation expense, primarily related to stock options granted for services	—	—	1,142
Cancellation of notes receivable for stock issuances	2,596	—	916
Interest on notes receivable for stock issuances	(109)	—	(109)
Beneficial conversion of preferred stock	—	—	12,605
Deemed dividend for beneficial conversion feature	—	—	(12,605)
Conversion of preferred stock to common stock	—	—	—
Preferred stock dividends paid through issuance of common stock	—	—	201
Issuance of common stock for non-compete and release agreements	—	—	6,504
Other issuances of common stock	—	—	219

Balance, December 31, 2003 (as restated)	$(43)	$(451)	$(6,735)

The accompanying notes are an integral part of these financial statements.

TurboChef Technologies, Inc.
Statements of Cash Flows
(In thousands)

	Years Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net loss (as restated)	$(14,349)	$(6,684)	$(6,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	264	530	454
Discount on convertible note	—	—	190
Non-cash interest on notes receivable from employees and directors	(109)	(132)	(132)
Non-cash interest and debt extinguishment costs on non-interest bearing promissory note	904	200	—
Non-cash compensation expense	7,995	110	49
Provision for doubtful accounts	101	99	(16)
Provision for uncollectible other receivables	735	—	—
Foreign exchange loss	117	—	—
Gain on disposal of assets	—	—	(12)
Changes in operating assets and liabilities:
Accounts receivable	1,109	(802)	456
Inventories	360	(280)	(507)
Prepaid expenses and other assets	(258)	(18)	255
Accounts payable	(809)	795	(1,375)
Accrued expenses (As Restated Note 1)	(11)	580	7
Deferred revenue (As Restated Note 1)	553	813	—

Net cash used in operating activities	(3,398)	(4,789)	(6,662)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements, net	(33)	(113)	(172)

Cash flows from financing activities:
Proceeds from the sale of preferred stock, net	12,605	—	2,000
Issuance of convertible note	—	—	1,000
Proceeds from note payable	—	1,000	327
Payment of note payable	(1,000)	—	—
Payment of broker commission on the sale of common stock	—	(25)	—
Proceeds from the sale of common stock	—	—	6,049
Proceeds from the exercise of stock options	87	50	539
Repayments of notes receivable from employees	—	8	—

Net cash provided by financing activities	11,692	1,033	9,915

Net increase (decrease) in cash and cash equivalents	8,261	(3,869)	3,081
Cash and cash equivalents at beginning of year	629	4,498	1,417

Cash and cash equivalents at end of year	$8,890	$629	$4,498

Supplemental disclosures of noncash activities:
Noncash financing activity—beneficial conversion of preferred stock	$12,605	$—	$380

Noncash financing activity—conversion of preferred stock to common stock	$2,430	$2,100	$—

Noncash financing activity—conversion of note payable to preferred stock	$—	$—	$810

Noncash financing activity—interest on notes receivable from stock issuances	$109	$132	$132

Noncash financing activity—accrued preferred stock dividend	$—	$270	$305

Noncash financing activity—preferred stock dividends paid through the issuance of common stock	$396	$457	$—

Noncash investing activity—cancellation of note receivable for stock issuance	$2,596	$—	$—

The accompanying notes are an integral part of these financial statements.

TurboChef Technologies, Inc.
Notes to Financial Statements

1	RESTATEMENT OF FINANCIAL STATEMENTS

In November 2004, the Company determined that its previously issued financial statements for the years ended December 31, 2003 and 2002 required restatement due to additional information that came to light during November 2004, indicating that there was an error resulting from an oversight in accounting for certain sales incentives offered by the Company in 2002.

In 2002, the Company sold 100 of its C-3 model ovens in Puerto Rico to franchisees of a major restaurant chain under a proposal that conditionally offered a cash rebate in connection with the future purchase of a Tornado oven, if and when a franchise-wide sale and roll-out of the Company’s Tornado model oven was completed. Also commencing in 2002 and continuing into 2003, sales of approximately 400 C-3 model ovens were made to certain other franchisees of the same restaurant chain. In connection therewith, the Company proposed a future exchange of those C-3 ovens for the Company’s Tornado model oven if and when a franchise-wide sale and roll-out of Tornado ovens was completed. At the time these incentives were offered, the Tornado oven was yet to be commercialized, the Company had no obligation to develop such an oven and no party had any obligation to proceed with a franchise-wide roll-out.  These sales had been accounted for without a reduction of revenue for the estimated rebate liability and without a reduction of revenue and cost of goods sold for potential returns from the exchange offer. A franchise-wide roll-out of Tornado ovens began in July 2004, and current management determined that, irrespective of any contingencies associated with the Company’s ability to fulfill these offers,  the implied rights of return in the exchange offer required deferral of the revenue recognition until the potential returns occur or can be reasonably estimated or the right expires and the rebate offer should have been recognized as a reduction of revenue at the time of the underlying sales transactions. Accordingly, current management concluded that the Company’s financial statements should be restated to reflect these changes.  The following table reflects the impact of the restatement on the relevant captions from the Company’s financial statements as of and for the years ended December 31, 2003 and 2002.

Changes to Statements of Operations

	Year Ended December 31, 2003			Year Ended December 31, 2002
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
(In thousands, except per share data)
Statement of Operations
Revenue	$4,340	$(650)	$3,690	$7,996	$(2,341)	$5,655

Cost of revenue	2,338	(392)	1,946	4,715	(1,241)	3,474

Total costs and expenses	17,343	(392)	16,951	13,609	(1,241)	12,368

Operating loss	(13,003)	(258)	(13,261)	(5,613)	(1,100)	(6,713)

Net loss	(14,091)	(258)	(14,349)	(5,584)	(1,100)	(6,684)

Loss available to common stockholders	(26,891)	(258)	(27,149)	(5,854)	$(1,100)	(6,954)
Loss per share available to common stockholders	(1.32)	$(0.01)	$ (1.33)	$(0.31)	$(0.06)	$(0.37)

Changes to Balance Sheet
	As of December 31, 2003			As of December 31, 2002
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Balance Sheet
Accrued expenses	$841	$287	$1,128	$583	$287	$870
Deferred revenue	295	1,071	1,366	--	813	813
Total current liabilities	4,203	1,358	5,561	5,546	1,100	6,646
Accumulated deficit	(60,598)	(1,358)	(61,956)	(46,312)	(1,100)	(47,412)
Total stockholders’ deficit	(5,377)	(1,358)	(6,735)	(159)	(1,100)	(1,259)

The restatement did not result in any changes to cash and cash equivalents as of December 31, 2003 and 2002 or any changes to the net cash flows from operations, investing or financing activities in the Statement of Cash Flows for the year ended December 31, 2003 and 2002 although it did impact certain components of net cash flow from operations.

As a result of the adjustments discussed above, modifications were required to previously filed footnotes as follows: Note 2, Note 3, Note 5, Note 9, Note 15 and Note 16.

2.	NATURE OF OPERATIONS AND GENERAL

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

TurboChef’s capital requirements in connection with its product and technology development and marketing efforts have been and will continue to be significant. Since its inception, the Company has incurred significant operating losses. As shown in the financial statements, the Company incurred a net loss applicable to common stockholders of $27.1 million for 2003 and has an accumulated deficit of $62.0 million as of December 31, 2003.

As of December 31, 2002, and through much of 2003, the Company had been unable to raise the necessary capital to continue normal business operations and expand the Company’s operations. The Company’s working capital as of December 31, 2002 and during much of 2003 was severely limited and the Company delayed payments to critical suppliers of parts, delayed purchases of ovens and extended other accounts payables to preserve cash. As of December 31, 2002, the Company required additional financing to support operations and, in the event the Company’s cash position did not improve, the Company might not have been able to meet its critical obligations. Taken together as of December 31, 2002, these factors impacted the Company’s ability to operate as a going concern as of that date. As a result of these conditions, the independent registered public accounting firm’s report on the Company’s financial statements for the year ended December 31, 2002 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.

In October 2003, the Company received $12.6 million net proceeds from the sale of preferred stock in a private placement (Note 10). In March 2004, the Company announced that it had been selected as the exclusive worldwide supplier of rapid cook ovens to one of the world’s largest quick service restaurant franchises (Note 4). Management believes that the working capital provided by the private placement and the cash flows from this major new agreement enable the Company to adequately fund its operations and growth.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Deferred Revenue

Deposits received from customers for future purchases of cooking systems and any other amounts received in advance of completion of the earning process is recorded as deferred revenue. Deferred revenue amounts will be recognized when the cooking systems are delivered and/or installed for the customer as required by the specific nature of the sales transaction. The Company deferred revenue of approximately $650,000 and $2.1 million and cost of revenue of approximately $400,000 and $1.2 million related to ovens sold in 2003 and 2002, respectively, to franchisees of a major restaurant chain under a proposal which offered a future exchange for a new oven contingent on completion of a franchise-wide sale and roll-out of the new ovens.

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

Revenue Recognition

Revenue is recognized when substantially all obligations relating to a sale are completed. If the terms of a sale require installation, the revenue cycle is substantially complete after installation has occurred, accordingly, in such cases revenue is recognized once the installation is complete. For sales where the customer has assumed the installation responsibility or for sales to designated agents, substantially all obligations are complete at the time of shipment to the customer or the customer’s designated agent. Revenue for the sale of replacement parts, ceramic platters, cooking utensils and proprietary oven cleaner is recorded upon shipment to the customer. Reserves for sales returns and allowances are recorded in the same accounting period as the related revenues and are not significant as of December 31, 2003 and 2002.  The Company deferred revenue of approximately $650,000 and $2.1 million and cost of revenue of approximately $400,000 and $1.2 million related to ovens sold in 2003 and 2002, respectively, to franchisees of a major restaurant chain under a proposal which offered a future exchange for a new oven contingent on completion of a franchise-wide sale and roll-out of the new ovens.

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

Foreign Exchange

During the years ended December 31, 2003 and 2002, approximately 43% and 37%, respectively, of the Company’s revenues were derived from sales outside of the United States. These sales and subsequent accounts receivable, the salaries of employees located outside of the United States and approximately 12% of selling, general and administrative expenses are denominated in foreign currencies, principally British Pounds and Euros. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the US dollar. In addition, trade terms with customers outside of the United States are longer than with customers inside of the United States, which increases the potential of foreign exchange gains or losses. At this time, the Company does not engage in any hedging activities.

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

Loss Per Common Share

Basic net loss per common share is computed by dividing net loss, plus the dividends and dividend equivalents on preferred stock, by the weighted average number of common shares outstanding. For the years ended December 31, 2003, 2002 and 2001, net loss applicable to common stockholders is as follows:

	2003	2002	2001

	(In thousands)
Net loss (as restated)	$(14,349)	$(6,684)	$(6,031)
Beneficial conversion of preferred stock	(12,605)	—	(380)
Preferred stock dividends	(195)	(270)	(305)

Net loss applicable to common stockholders (as restated)	$(27,149)	$(6,954)	$(6,716)

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information, based on the options held by the Company’s employees, is as follows:

	2003	2002	2001

	(In thousands except per share amounts)
Net loss applicable to common stockholders, as reported (as restated)	$(27,149)	$(6,954)	$(6,716)

Deduct: Employee stock-based compensation income (expense), net of forfeitures	1,749	(1,344)	(747)

Pro forma net loss applicable to common stockholders (as restated)	$(25,400)	$(8,298)	$(7,463)

Net loss applicable to common stockholders per share – basic and diluted:
As reported (as restated)	$(1.33)	$(.37)	$(.41)

Pro forma (as restated)	$(1.25)	$(.44)	$(.46)

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

4.	LONG-TERM CONTRACTS

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

5.	CONCENTRATION OF BUSINESS RISKS

The Company is generally subject to the financial well being of the business of commercial food service operators and related equipment; however, management does not believe that there is significant credit risk with respect to trade receivables. For the year ended December 31, 2003, 19% of the Company’s sales were made to one customer.  For the years ended December 31, 2002 and 2001, respectively, 22% and 35% of the Company’s direct sales were made to one customer.

6.	DEBT

In January 2003, Maytag obtained a summary judgment against TurboChef in the amount of $359,372 related to debt arising from a 2001 purchase of oven and parts inventory. The note, which bore interest at the prime rate plus 2%, was not paid according to its terms, has been in default since November 2002 and is recorded as a liability as of December 31, 2003 in the amount of approximately $380,000 including estimated additional interest. In March 2004, the Company remitted to Maytag payment for the summary judgment and estimated additional interest. In addition, the Company had $1.4 million of other payables on its balance sheets at December 31, 2003 and 2002 related to amounts due to Maytag for parts purchases. The Company believes that ultimately these obligations will be incorporated into resolution of the litigation issues between the parties which are now under arbitration (Note 14).

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

Contemporaneously with the October 2003 private placement (Note 10), the Company entered into a Settlement and Release Agreement with Grand Cheer to resolve claims relating to the note. In connection therewith, Grand Cheer (i) exercised its rights to convert all of its shares of the Company’s Series B Convertible Preferred Stock, plus all accrued and unpaid dividends thereon, into 2,024,986 shares of the Company’s Common Stock and (ii) agreed to reduce from 1,000,000 to 800,000 the number of shares of the Company’s common stock issuable upon exercise of Grand Cheer’s warrants. The Company agreed to pay Grand Cheer $1.2 million in cash from the proceeds of the sale of its Series D preferred stock to settle its obligations under the note and issue Grand Cheer 652,288 shares of its Common Stock. Grand Cheer also entered into a voting agreement granting its irrevocable proxy with respect to certain transactions to the investor in the private placement. The $1.1 million fair value of the aggregate consideration in the exchange in excess of the face value of the obligation was recorded as interest and debt extinguishment costs in the 2003 statement of operations.

7.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2003	2002

	(In thousands)
Leasehold improvements	$235	$235
Furniture and fixtures	685	685
Equipment	345	302

	1,265	1,222

Less accumulated depreciation	(1,164)	(1,052)

	$101	$170

Depreciation expense was $112,000, $323,000 and $315,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

8.	ACCRUED WARRANTY AND UPGRADE COSTS

The Company generally provides a one-year parts and labor warranty on its ovens. Provisions for warranty claims are recorded at the time products are sold and are reviewed and adjusted periodically by management to reflect actual and anticipated experience.

In September 1999, the Company entered into an agreement to upgrade and warranty 262 ovens installed for Whitbread. The Company received approximately $1.4 million from Whitbread to complete the upgrade and provide a three-year extended warranty to each of the ovens. The oven upgrades included design changes that were to substantially increase the life and durability of the ovens. These upgrades were completed in February 2000. The $1.4 million had been used to offset expenses relating to the upgrade and warranty as incurred. Through 2000, the Company incurred $1.7 million for expenses in excess of payments from Whitbread, relating to the completion of the upgrade and repairs during the remainder of the warranty period. No additional costs have been incurred since 2000. In February 2002, the Company and Whitbread entered into a new agreement to terminate the September 1999 upgrade and extended warranty agreement. Under the new agreement, TurboChef was required to pay Whitbread £460,000 (approximately $670,000) plus VAT (value added tax) over a 24-month period. In return, Whitbread would release TurboChef from its obligation to continue its warranty.  On signing the agreement, TurboChef made an initial payment to Whitbread of £50,000 (approximately $72,000) plus VAT and committed to pay £15,000 (approximately $22,000) plus VAT per month for the next 24 months, with a final payment of £50,000 plus VAT due the final month. Upon entering into this agreement, the Company recorded an adjustment to reduce the warranty liability by $190,000, the amount by which the amount of the warranty liability related to Whitbread exceeded the amount to be paid under the agreement. The Company has not made any payments since November 2002 and is currently in default of the agreement. As a result of the default, an estimated warranty liability of $190,000 was recorded as of December 31, 2002. Other than a provision for the estimated effects of exchange, there was no activity in the Company’s liability related to the Whitbread agreement in 2003.

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

The following is a reconciliation of the provision (benefit) for income taxes at the U.S. federal income tax rate to the income taxes reflected in the statements of operations for the years ended December 31:

	2003	2002	2001

	(In thousands)
Expected income tax benefit (as restated)	$(4,879)	$(2,273)	$(2,050)
Other	2	(20)	144
Changes in deferred income tax asset valuation allowance (as restated)	4,877	2,293	1,906

Benefit for income taxes	$—	$—	$—

The components of the Company’s net deferred tax assets were as follows:

	December 31

	2003	2002

	(In thousands)
Deferred income tax assets:

Warranty reserves	$315	$291
Deferred revenue (as restated)	364	276
Basis difference of other current assets (as restated)	278	233

Total current deferred income tax assets	957	760

Net operating loss carryforwards	17,031	13,430
Basis difference of intangible assets	1,349	—
Research and development credit carryforwards	245	245
Basis difference of other long-term assets	42	272

Total non-current deferred income tax assets	18,667	13,947

Total gross deferred income tax assets	19,624	14,747
Less deferred income tax asset valuation allowance (as restated)	(19,624)	(14,747)

Net deferred income tax assets	$—	$—

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

At December 31, 2003, the Company has net operating loss carryforwards for federal income tax purposes of $50.1 million, which may be used against future taxable income, if any, and which expire in years 2009 to 2023.  Additionally, the Company has $220,000 in income tax deductions related to stock option exercises the tax effect of which will be reflected as a credit to additional paid-in capital when realized.  In October 2003 a change in ownership took place (Note 10), which for income tax purposes under Internal Revenue Code Section 382, limits the annual utilization of approximately $42.6 million of these carryforwards and could cause some amount of the carryforwards to expire before they are utilized.

The Company also has research and development credit carryforwards of approximately $245,000, which may be used to offset future federal tax liability, if any. Such credit also may be subject to limitations.

10.	PRIVATE PLACEMENT OF SERIES D PREFERRED STOCK AND RELATED EVENTS

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

11.	STOCKHOLDERS’ EQUITY

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

At December 31, 2003, warrants remained outstanding for purchase of an aggregate of 2,236,269 shares of the Company’s common stock.

12.	RELATED-PARTY TRANSACTIONS

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

In connection with the foregoing transaction, a question arose as to whether Jeffrey B. Bogatin, Chairman at the time, or a member of his family had a direct or indirect ownership interest in or control of Grand Cheer, a Hong Kong company which is a principal stockholder and creditor of the Company. Mr. Bogatin had an outside business relationship with a principal of Grand Cheer. Mr. Bogatin provided the Company with an affidavit stating that neither he nor any member of his family nor any entity in which any of them had an interest (i) in the past had any direct or indirect interest in or beneficial ownership of Grand Cheer, (ii) in the past has been an affiliate of Grand Cheer, (iii) in the past held any director, executive or officer position with Grand Cheer or (iv) was in a position to influence the day-to-day business operations of Grand Cheer. In addition, Grand Cheer represented to the Company that Mr. Bogatin had not held any direct or indirect interest in Grand Cheer and had not held any director, executive, officer or other control position in Grand Cheer. If Mr. Bogatin had been determined to have an interest in or control of Grand Cheer, the investment in the Company and loan made to the Company by Grand Cheer, which had been negotiated on behalf of the Company by Mr. Bogatin, would not have been arm’s length transactions. In addition, if Mr. Bogatin had been deemed to beneficially own the securities of the Company held by Grand Cheer, Mr. Bogatin’s ownership as reflected in the table included under “Item 2. Security Ownership of Certain Beneficial Owners and Management,” would not have been accurately reflected in the Company’s 2002 Annual Report on Form 10-K. This matter was reviewed by the Audit Committee of the Company at the time which determined that future transactions with Grand Cheer, including any amendment or modification to the loan, would be subject to their approval. As described in Notes 6 and 10, the Grand Cheer loan was paid in full and the Company settled all its related obligations thereunder in connection with the October 2003 private placement transaction.

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

In April 2001, the Company raised $1,000,000 through the issuance of an 8% Non-Negotiable Promissory Note due April 20, 2003 from Donald J. Gogel, at the time a director of the Company. The entire outstanding principal amount of this note was to be converted into preferred stock of the Company upon the approval of the stockholders. This was approved by the stockholders of the Company in August 2001 and the note was converted into Series C Convertible Preferred Stock. In addition, the Company issued 396,825 warrants to purchase shares of its common stock. The warrants have a term of 10 years at an exercise price of $1.51 per share and were valued at $190,000. This amount was treated as unamortized discount charged to interest expense. Each share of the preferred stock has (i) a liquidation value of $100 per share, (ii) is entitled to a dividend of $8.00 per share, payable semi-annually in cash or in shares of the common stock at the then fair market value and are (iii) convertible into shares of Common Stock at a conversion price of $1.26. As described in Note 10, these securities were converted into common stock in connection with the October 2003 private placement transaction.

13.	COMMITMENTS

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

14.	LITIGATION

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

15.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Unaudited quarterly financial information follows (in thousands except per share data):

2003	First		Second	Third	Fourth	Fiscal Year
	As Reported		As Reported	As Reported	As Reported	As Reported

Total revenues	$2,224	*	$612	$533	$971	$4,340
Gross profit	1,050	*	265	278	409	2,002
Net loss available to common stockholders	(794	)*	(1,674)	(628)	(23,795)	(26,891)
Basic and diluted loss per share	$(0.04	)*	$(0.09)	$(0.03)	$(1.01)	$(1.32)
Number of shares used in the computation of loss per share	19,062,534		19,419,240	19,419,240	23,596,689	20,392,724

	As Restated		As Restated	As Restated	As Restated	As Restated
Total revenues	$1,775		$547	$507	$861	$3,690
Gross profit	872		239	268	365	1,744
Net loss available to common stockholders	(972)		(1,700)	(638)	(23,839)	(27,149)
Basic and diluted loss per share	$(0.05)		$(0.09)	$(0.03)	$(1.01)	$(1.33)
Number of shares used in the computation of loss per share	19,062,534		19,419,240	19,419,240	23,596,689	20,392,724

2002	First	Second		Third	Fourth	Fiscal Year

	As Reported	As Reported		As Reported	As Reported	As Reported

Total revenues	$1,829		$905	$2,477	$2,785	$7,996
Gross profit	830		491	1,062	898	3,281
Net loss available to common stockholders	(1,330)		(1,836)	(1,746)	(942)	(5,854)
Basic and diluted loss per share	$(0.07)		$(0.10)	$(0.09)	$(0.05)	$(0.31)
Number of shares used in the computation of loss per share	18,442,666		19,046,644	19,058,526	19,058,526	18,903,708

	As Restated			As Restated	As Restated	As Restated

Total revenues	$1,542	$		$1,586	$1,622	$5,655
Gross profit	543			709	438	2,181
Net loss available to common stockholders	(1,617)			(2,099)	(1,402)	(6,954)
Basic and diluted loss per share	$(0.09)	$		$(0.11)	$(0.07)	$(0.37)
Number of shares used in the computation of loss per share	18,442,666			19,058,526	19,058,526	18,903,708

* As restated – on March 30, 2004, the Company amended it quarterly reports on Form 10Q to revise recognition of revenue for a transaction entered into in the first quarter of 2003 and to revise interest expense recorded in the third quarter for a debt extinguishment which was completed in October 2003.

16.	REVENUE BY GEOGRAPHIC AREA

The Company currently derives primarily all its revenues from the sale of ovens. The Company does not have significant assets outside the United States. Revenues by geographic region for each of the three years ended December 31, 2003 is as follows:

REGION	2003	2002	2001

	(In thousands)
North America	$2,096	$3,576	$946
United Kingdom	970	1,703	1,986
Europe and Asia	624	376	298

Totals	$3,690	$5,655	$3,230