Form 10-K/A
period 2002-12-31
TURBOCHEF TECHNOLOGIES INC
filed 2004-12-06
CIK 916545

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

EXPLANATORY NOTE

This annual report on Form 10-K/A amends our original annual report on Form 10-K for the year ended December 31, 2002 as of the date of its original filing on April 16, 2003. We are amending and restating our original annual report on Form 10-K in its entirety to correct an error in reported financial results resulting from an oversight in applying offers contained in certain correspondence from 2002 pertaining to two significant sales transactions initiated at that time. This error resulted in recognition of revenue in 2002 and in 2003 that more properly has now been deferred to future periods.

This amended Annual Report on Form 10-K/A for the year ended December 31, 2002 reflects restatements of the following financial statements: (a) balance sheet as of December 31, 2002; (b) statement of operations for the year ended December 31, 2002; (c) statement of stockholders’ equity for the year ended December 31, 2002; and (d) statement of cash flows for the year ended December 31, 2002. For a more detailed description of the restatements made to the financial statements, see Note 1 – Restatement of Financial Statements. Additionally, we have made the appropriate corresponding changes to Item 1 – Business; Item 6 – Selected Financial Data; Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 14 – Controls and Procedures; and Note 14 – Quarterly Financial Information (Unaudited) to the accompanying notes to the financial statements.

This amended Annual Report on Form 10-K/A speaks as of the end of our fiscal year 2002 as required by Form 10-K or as of the date of filing the original Form 10-K.  Except as described for financial information, it does not update any of the statements contained therein. This Annual Report on Form 10-K/A contains forward looking statements that were made at the time the original Annual Report on Form 10-K was filed on April 16, 2003.  It is subject to the factors described in Item 1 – Business – Risk Factors and must be considered in light of any subsequent statements, including forward looking statements,  in any reports made by the Company subsequent to the filing of the original Form 10-K, including statements made in filings on Form 8-K.

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

For the years ended December 31, 2001 and 2002, sales of the Company’s C-3 ovens were made to the following food service operators, respectively:

C-3 Oven Sales by Food Service Operator	2001	2002
Non-Traditional Food Service Operator
Hotels	19	22
Movie Theatres	17	65
Airports	12	41
Stadiums	20	80
Supermarkets	—	16
Convenience Stores	128	67
Other	—	37

	196	328

Traditional Food Service Operator
Quick Service Restaurants (Restated)	200	377
Fine Dining	15	6

	215	383

Total Sales	411	711

During 2002 and 2001 the Company generated revenue from sales of its products to customers located in the United States, the United Kingdom and other countries in Europe and Asia. Total export sales to customers in the United Kingdom and countries in Europe and Asia for the fiscal years ended December 31, 2002 and 2001 were $2,079,000 and $2,284,000 respectively. These export sales accounted for approximately 37% and 72% of the Company’s total product sales, respectively, during 2002 (as restated) and 2001.

For the years ending December 31, 2000 all revenues generated from product sales were the result of sales to customers in the United Kingdom, Europe and Asia. During these periods over 96% of product sales were made to customers located in the United Kingdom with the balance representing sales made to customers in Europe and Asia.

During the 2002 fiscal year, sales to Subway and its franchisees in the United States and Puerto Rico accounted for 22% of sales (as restated). During the 2001 fiscal year, sales to British Petroleum in the United Kingdom accounted for 35% of sales during fiscal 2000 sales to Little Chef, a subsidiary of Compass PLC, represented 71% of sales revenue. During each year, no other concentration of sales to one customer exceeded 10% of sales revenue.

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

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(Amounts in Thousands, Except Share and Per Share Data)
	As Restated
Statement of Operations Data:
Revenues	$5,655	$3,230	$7,846	$7,063	$7,137

Operating loss	$(6,713)	$(6,026)	$(7,674)	$(8,005)	$(4,152)

Net loss	$(6,684)	$(6,031)	$(3,732)	$(8,779)	$(3,954)

Per share data

Net Loss per Share—basic and diluted	$(0.37)	$(0.41)	$(0.24)	$(0.59)	$(0.27)

Weighted Average Number of Shares Outstanding	18,903,708	16,206,808	15,602,211	14,983,486	14,611,724

Operating Results Data (units):
Model C oven sales	711	411	379	—	—
Model D oven sales	—	1	38	224	185

Total oven sales	711	412	417	224	185

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(As restated)
Balance Sheet Data:
Working Capital/(Deficit)	$(1,567)	$4,485	$846	$14,484	$18,566

Total Assets	$5,387	$8,672	$5,722	$21,069	$20,800

Total Liabilities	$6,646	$3,645	$4,054	$11,218	$1,607

Accumulated Deficit	$(47,412)	$(40,458)	$(33,742)	$(30,010)	$(21,231)

Total Stockholders’ Equity/(Deficit)	$(1,259)	$5,027	$1,668	$9,851	$19,193

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Financial Statements

 The Company has restated its financial statements for the year ended December 31, 2002 as discussed in Note 1 in the accompanying statements.  The following management’s discussion and analysis takes into account the effects of the restatement.

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

The Company has invested heavily in research, prototype development, strategic alliance development and sales and marketing personnel. As a result of these investments, and the limited revenues generated to date from sales of ovens, the Company has incurred substantial operating losses in each year of its operations (including net losses applicable to common stockholders of $7.0 million, $6.7 million and $3.8 million for the years ended December 31, 2002, 2001 and 2000, respectively), resulting in an accumulated deficit of $47.4 million as of December 31, 2002.

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

We provide for returns on product sales based on historical experience and adjust such reserves as considered necessary. To date, there have been no significant sales returns. We have deferred approximately $2.1 million of revenue and approximately $1.2 million cost of revenue related to ovens sold in 2002 to franchisees of a major restaurant chain under a proposal which offered a future exchange for a new oven contingent on completion of a franchise-wide sale and roll-out of our ovens.

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

Foreign Exchange

During Fiscal 2002, approximately 37% of the Company’s revenues were derived from sales outside of the United States. These sales and subsequent accounts receivable, the salaries of employees located outside of the United States and approximately 15% of selling, general and administrative expenses are denominated in foreign currencies, principally British Pounds and Euros. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the US dollar. In addition, trade terms with customers outside of the United States are longer than with customers inside of the United States, which increases the potential of foreign exchange gains or losses. At this time, the Company does not engage in any foreign exchange hedging activities.

Results of Operations for the Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Revenues for the year ended December 31, 2002 were $5,655,000, compared to revenues of $3,230,000 for the year ended December 31, 2001. This increase is primarily attributable to the increase in the number of C-3 ovens sold during fiscal 2002. For the year ended December 31, 2002, the Company recognized revenue for 711 ovens sales as compared to 412 ovens during the year ended

December 31, 2001. The average selling price of the C-3 oven declined by approximately 3% from the previous period. The decline in the average selling price of C-3 ovens is due in large part to a favorable sales price offered to Subway franchisees during 2002. Subway franchisees represented 22% of sales revenues in 2002 (as restated).  Additionally, for the year ended December 2003 Subway purchased approximately 300 ovens as part of a market test of certain new product initiatives. The revenue and related cost of goods sold totaling $2.1 million and $1.2 million, respectively, has been deferred due to the terms of sale on these ovens offering a future exchange provision for a new oven contingent on completion of a franchise-wide sale and roll-out of our ovens.

Cost of sales for the year ended December 31, 2002 were $3,474,000, an increase of $1,882,000 compared to $1,592,000 for cost of sales for the year ended December 31, 2001. The increase is principally due to an increase in the number of C-3 ovens sold during the year and a $190,000 increase in the warranty reserve associated with a three-year upgrade and service agreement with Whitbread covering the Company’s earlier generation commercial ovens . The average cost of sales of C-3 ovens declined approximately 3% percent in 2002. The decline resulted from favorable purchasing of component parts, as well as a lower purchase price negotiated from our third party manufacturer during 2002, partially offset by higher installation and delivery costs. The increase in the warranty reserve for Whitbread is due to the Company’s current default on an agreement dated February 2002, between Whitbread and TurboChef to terminate an extended warranty originally purchased in September 1999.

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

Gross profit on product sales for the year ended December 31, 2002 increased $543,000 to $2,181,000, when compared to gross profit on product sales of $1,638,000 during the year ended December 31, 2001. This increase is due primarily to the increase in the number of C-3 ovens sold during the year ended December 31, 2002, partially offset by an increase in the warranty reserve associated with our default under the Whitbread agreement.

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

Net loss increased by $238,000 to $6,954,000 for the year ended December 31, 2002, as compared to $6,716,000 for the year ended December 31, 2001. The net loss per share declined to $0.37 from $0.41 a share, based on the weighted average number of shares outstanding of 18,903,708 and 16,206,808 for the years ended December 31, 2002 and 2001, respectively. The decrease in the net loss per share is principally due to the increase in the weighted average shares outstanding in 2002. The increase in oven sales was partially offset by an increase in selling, general and administrative costs.

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

At December 31, 2002, the Company had a working capital deficit of ($1,567,000) as compared to working capital of $4,485,000 at December 31, 2001. The $6,052,000 working capital decrease from December 31, 2001 resulted primarily from the use of cash to fund the net loss of $6,684,000 incurred during fiscal 2002, offset by an increase in deferred revenue.

Cash used in operating activities was $4,789,000 for the year ended December 31, 2002, as compared to cash used in operating activities of $6,662,000 for the year ended December 31, 2001. The net loss of $6,684,000 in 2002 included $708,000 of non-cash charges (depreciation, amortization, non-cash interest, and non-cash compensation expenses), compared to $561,000 (depreciation, amortization, discount on convertible note, non-cash interest and non-cash compensation expense) in 2001. Net cash used in operating activities in 2002 was negatively impacted by an $802,000 increase in accounts receivable and a $280,000 increase in inventory. These operating cash requirements were partially offset by a $813,000 increase in deferred revenue, a $795,000 increase in accounts payable and a $580,000 increase in accrued expenses.

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

The Company has incurred net losses applicable to common stockholders of $7.0 million, $6.7 million and $3.8 million during the fiscal years ended December 31, 2002, 2001 and 2000, respectively. Losses are continuing through the date of this report. The Company had an accumulated deficit of approximately $47.4 million as of December 31, 2002. If the Company does not achieve significantly increased sales levels, losses will increase. There can be no assurance that the Company will be able to achieve profitable operations in the future.

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

Approximately 37% of the Company’s revenues are derived from sales outside of the United States. These sales, as well as salaries of employees located outside of the United States and approximately 15% of the Company’s other expenses, are denominated in foreign currencies, including British pounds and the Euro. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the U.S. dollar.

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

Item 7A Quantitative and Qualitative Disclosures about Market Risk

During Fiscal 2002, approximately 37% of the Company’s revenues were derived from sales outside of the United States. These sales and subsequent accounts receivable, the salaries of employees located outside of the United States and approximately 15% of selling, general and administrative expenses are denominated in foreign currencies, principally British Pounds and Euros. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the US dollar. In addition, trade terms with customers outside of the United States are longer than with customers inside of the United States, which increases the potential of foreign exchange gains or losses.

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

The CEO & CFO maintain controls and procedures designed to ensure that they are able to collect the information which is required to be disclosed in reports filed with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. The CEO and CFO are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness. Based on their evaluation of our disclosure controls and procedures which took place as of a date within 90 days of the filing date of this report, the CEO and CFO believe that these procedures were effective to provide reasonable assurance that we were able to collect, process, and disclose the information we were required to disclose in the reports we file with the SEC within the required time periods, subject to the error described below.

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

In the third quarter of 2004, current management examined certain sales incentives offered by the Company in 2002 in light of the system-wide roll-out of its new Tornado oven to a major restaurant chain which commenced in the quarter ending September 30, 2004.  As a result of this examination, we became aware of an error resulting from an oversight in applying these offers, which resulted in revenue being recognized in 2002 and 2003 which should have been deferred to future periods.  We have amended and restated our initial Form 10-K filings for both years to correct the errors.  Current management has improved controls and procedures over the documentation and analysis of sales incentives and offers, believes that those controls were responsible for identifying this oversight from 2002 and is confident that the circumstances resulting in this oversight will not recur.  Despite the amending of its previous filings, the CFO and CEO have concluded that as of the date of its original controls evaluation as well as the date of this amendment, there were no material weaknesses in Turbochef's disclosure controls and procedures.

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

23.1	Consent of BDO Seidman, LLP. (13)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (13)
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (13)
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (13)

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (13)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2 (File No. 33-75008), and incorporated herein by reference.

(2)	Filed as an Exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.

(5)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.

(6)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.

(7)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.

(8)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference.

(9)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(10)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.

(11)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(12)	Filed as an Exhibit to the Company’s Annual Report on Form 10-Q for the fiscal year ended September 30, 2002.

(13)	Filed herewith.

*	Portions of these documents have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment of the omitted portions.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Annual Report on Form 10-K for the year ended December 31, 2002 to be signed on its behalf by the undersigned, thereunto duly authorized.

TURBOCHEF TECHNOLOGIES, INC.

By:	/s/ James K. Price
James K. Price President and Chief Executive Officer

Dated December 6, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Richard E. Perlman Richard E. Perlman	Chairman of the Board and Director	December 6, 2004

/s/ James K. Price James K. Price	Chief Executive Officer, President and Director	December 6, 2004

/s/ James A. Cochran James A. Cochran	Senior Vice President, Assistant Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)	December 6, 2004

/s/ William A. Shutzer William A. Shutzer	Director	December 6, 2004

/s/ Raymond H. Welsh Raymond H. Welsh	Director	December 6, 2004

/s/ J. Thomas Presby J. Thomas Presby	Director	December 6, 2004

/s/ James W. DeYoung James W. DeYouny	Director	December 6, 2004

/s/ Anthony Jolliffe Sir Anthony Jolliffee	Director	December 6, 2004

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TurboChef Technologies, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2002 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company’s recurring losses from operations, default on certain of its debts and its continued dependence on access to external financing and need for additional sales raise substantial doubt about its ability to continue as a going concern. Management plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1, the Company restated its consolidated financial statements for the year ended December 31, 2002.

/s/ BDO Seidman, LLP

Dallas, Texas

March 15, 2003, except as to Note 1 of the
Notes to Financial Statements which is as of
November 18, 2004

TurboChef Technologies, Inc.

Balance Sheets

(Amounts in Thousands, Except Share Data)

	At December 31,
	2002	2001
	As Restated (Note 1)
Assets

Current assets:
Cash and cash equivalents	$629	$4,498
Accounts receivable net of allowance for doubtful accounts of $169 and $70 at December 31, 2002 and 2001, respectively	1,682	979
Accounts receivable—other (note 14)	735	735
Inventory	1,954	1,857
Prepaid expenses	79	61

Total current assets	5,079	8,130

Property and equipment, net	170	380

Other assets	138	162

Total assets	$5,387	$8,672

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$1,113	$373
Accounts payable—other (note 14)	1,445	1,390
Accrued expenses	870	517
Notes payable	1,359	327
Deferred revenue	813	--
Accrued upgrade and warranty costs	1,046	1,038

Total current liabilities	6,646	3,645

Commitments and contingencies (note 13)

Stockholders’ equity (deficit):
Preferred stock, $1.00 par value and $100.00 stated value. Authorized 5,000,000 shares. 30,000 and 51,000 issued at December 31, 2002 and 2001, respectively	2,430	4,530
Common stock, $.01 par value. Authorized 50,000,000 shares. Issued 19,058,526 and 18,418,213 shares at December 31, 2002 and 2001, respectively	191	184
Additional paid-in capital	46,513	43,628
Accumulated deficit	(47,412)	(40,458)
Notes receivable for stock issuances	(2,530)	(2,406)
Treasury stock—at cost 32,130 shares in 2002 and 2001	(451)	(451)

Total stockholders’ equity (deficit)	(1,259)	5,027

Total liabilities and stockholders’ equity (deficit)	$5,387	$8,672

The accompanying notes are an integral part of these financial statements.

TurboChef Technologies, Inc.

Statements of Operations

(Amounts in Thousands, Except Share Data)

	Years Ended December 31,
	2002	2001	2000
	As Restated (Note 1)
Revenues:
Product sales	$5,655	$3,230	$3,069
Research and development fees	—	—	3,827
Royalties	—	—	950

Total revenues	5,655	3,230	7,846

Costs and expenses:
Cost of goods sold	3,474	1,592	3,846
Research and development expenses	413	774	3,554
Selling, general and administrative expenses	8,481	6,890	8,120

Total costs and expenses	12,368	9,256	15,520

Operating loss	(6,713)	(6,026)	(7,674)

Other income (expense):
Interest income	147	170	187
Interest expense	(226)	(195)	(677)
Dividend income	—	—	157
Amortization of purchased put option premium	—	—	(594)
Gain on the sale of purchased put option	—	—	5,022
Gain/(loss) on disposal of assets	—	12	(126)
Other income (expense)	108	8	(27)

	29	(5)	3,942

Net loss	$(6,684)	$(6,031)	$(3,732)

Preferred stock dividends	(270)	(305)	(57)
Beneficial conversion feature of Series B preferred stock	—	(380)	—

Net loss applicable to common stockholders	$(6,954)	$(6,716)	$(3,789)

Loss per common share—basic and diluted	$(0.37)	$(0.41)	$(0.24)

Weighted average number of common shares outstanding—basic and diluted	18,903,708	16,206,808	15,602,211

The accompanying notes are an integral part of these financial statements.

TurboChef Technologies, Inc.

Statements of Stockholders' Equity (Deficit)

(Amounts in Thousands, Except Share Data)

	Preferred Stock		Common stock		Additional paid- in capital	Accumulated deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 1999	—	$—	15,090,373	$151	$34,119	$(30,010)

Net loss	—	—	—	—	—	(3,732)
Realized gain on marketable securities	—	—	—	—	—	—
Realized gain on purchased put option	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	—	—

Compensation expense	—	—	—	—	269	—
Notes receivable for stock issuances	—	—	—	—	—	—
Interest on notes receivable for stock issuances	—	—	—	—	—	—
Issuance of preferred stock	21,000	2,100	—	—	—	—
Preferred stock dividend	—	—	—	—	(57)	—
Issuance of common stock	—	—	638,050	6	1,547	—

Balance, December 31, 2000	21,000	2,100	15,728,423	157	35,878	(33,742)

Net loss	—	—	—	—	—	(6,031)
Realized gain on marketable securities	—	—	—	—	—	—
Realized gain on purchased put option	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	—	—	—

Compensation expense	—	—	—	—	274	—
Interest on notes receivable for stock issuances	—	—	—	—	—	—
Issuance of preferred stock	30,000	2,430	—	—	—	—
Preferred stock dividend	—	—	—	—	—	(305)
Beneficial conversion of preferred stock	—	—	—	—	760	(380)
Issuance of warrants	—	—	—	—	615	—
Issuance of common stock	—	—	2,689,790	27	6,101	—

Balance, December 31, 2001	51,000	4,530	18,418,213	184	43,628	(40,458)

Net loss (As Restated Note 1)	—	—	—	—	—	(6,684)
Comprehensive income (loss)	—	—	—	—	—	—

Compensation expense	—	—	—	—	238	—
Notes receivable for stock issuances	—	—	—	—	—	—
Interest on notes receivable for stock issuances	—	—	—	—	—	—
Preferred stock dividend	—	—	—	—	—	(270)
Converstion of preferred stock to common stock	(21,000)	(2,100)	459,821	5	2,095	—
Issuance of warrants	—	—	—	—	72	—
Issuance of common stock	—	—	36,332	1	24	—
Preferred stock dividends paid through the issuance of common stock	—	—	144,160	1	456	—

Balance, December 31, 2002	30,000	$2,430	19,058,526	$191	$46,513	$(47,412)

The accompanying notes are an integral part of these financial statements.

TurboChef Technologies, Inc.

Statements of Stockholders' Equity (Deficit)

(Amounts in Thousands, Except Share Data)

	Notes receivable for stock issuances	Accumulated other comprehensive income	Treasury stock	Total stockholders' equity
Balance, December 31, 1999	$(685)	$6,727	$(451)	$9,851

Net loss	—	—	—	(3,732)
Realized gain on marketable securities	—	(4,104)	—	(4,104)
Realized gain on purchased put option	—	(2,623)	—	(2,623)

Comprehensive income (loss)				(10,459)

Compensation expense	—	—	—	269
Notes receivable for stock issuances	(1,625)	—	—	(1,625)
Interest on notes receivable for stock issuances	36	—	—	36
Issuance of preferred stock	—	—	—	2,100
Preferred stock dividend	—	—	—	(57)
Issuance of common stock	—	—	—	1,553

Balance, December 31, 2000	(2,274)	—	(451)	1,668

Net loss	—	—	—	(6,031)
Realized gain on marketable securities	—	—	—	—
Realized gain on purchased put option	—	—	—	—

Comprehensive income (loss)				(6,031)

Compensation expense	—	—	—	274
Interest on notes receivable for stock issuances	(132)	—	—	(132)
Issuance of preferred stock	—	—	—	2,430
Preferred stock dividend	—	—	—	(305)
Beneficial conversion of preferred stock	—	—	—	380
Issuance of warrants	—	—	—	615
Issuance of common stock	—	—	—	6,128

Balance, December 31, 2001	(2,406)	—	(451)	5,027

Net loss (As Restated Note 1)	—	—	—	(6,684)
Comprehensive income (loss)	—	—	—	—

Compensation expense	—	—	—	238
Notes receivable for stock issuances	8	—	—	8
Interest on notes receivable for stock issuances	(132)	—	—	(132)
Preferred stock dividend	—	—	—	(270)
Converstion of preferred stock to common stock	—	—	—	—
Issuance of warrants	—	—	—	72
Issuance of common stock	—	—	—	25
Preferred stock dividends paid through the issuance of common stock	—	—	—	457

Balance, December 31, 2002	$(2,530)	$—	$(451)	$(1,259)

The accompanying notes are an integral part of these financial statements.

TurboChef Technologies, Inc.

Statements of Cash Flows

(Amounts in Thousands)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss (As Restated Note 1)	$(6,684)	$(6,031)	$(3,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of purchased put option	—	—	(5,022)
Depreciation and amortization	530	454	354
Discount on convertible note	—	190	—
Amortization of premium on purchased put option	—	—	594
Non-cash interest on notes receivable from employees and directors	(132)	(132)	(110)
Non-cash interest on non-interest bearing promissory note	200	—	—
Non-cash compensation expense	110	49	269
Provision for doubtful accounts	99	(16)	30
(Gain)/loss on disposal of assets	—	(12)	126
Changes in operating assets and liabilities:
Accounts receivable	(802)	456	(904)
Inventories	(280)	(507)	(771)
Prepaid expenses and other assets	(18)	255	(81)
Accounts payable	795	(1,375)	1,811
Accrued expenses (As Restated Note 1)	548	7	(527)
Deferred revenue (As Restated Note 1)	813	—	(1,727)
Accrued interest	32	—	(372)

Net cash used in operating activities	(4,789)	(6,662)	(10,062)

Cash flows from investing activities:
Sales of marketable securities and purchased put option	—	—	15,723
Proceeds from sale of fixed assets	—	12	—
Purchase of equipment and leasehold improvements	(113)	(184)	(332)
Capitalization of patent costs	—	—	(136)

Net cash (used in) provided by investing activities	(113)	(172)	15,255

Cash flows from financing activities:
Borrowings under long-term debt	—	—	6,795
Payments on long-term debt	—	—	(14,674)
Repayments of notes receivable from employees	8	—	36
Proceeds from the sale of preferred stock	—	2,000	2,100
Issuance of convertible note	—	1,000	—
Proceeds from note payable	1,000	327	—
Payment of broker commission on the sale of common stock	(25)	—	—
Proceeds from the sale of common stock	—	6,049	—
Proceeds from the exercise of stock options	50	539	39

Net cash (used in) provided by financing activities	1,033	9,915	(5,704)

Net increase (decrease) in cash and cash equivalents	(3,869)	3,081	(511)
Cash and cash equivalents at beginning of period	4,498	1,417	1,928

Cash and cash equivalents at end of period	$629	$4,498	$1,417

Supplemental disclosures of noncash activities:
Noncash investing activity—accrued preferred stock dividend	$270	$305	$20

Noncash investing activity—preferred stock dividends paid through the issuance of common stock	$457	$—	$—

Noncash investing activity—beneficial conversion of preferred stock	$—	$380	$—

Noncash investing activity—exercise of options for note receivable from employees and directors	$—	$—	$(1,514)

Noncash investing activity—conversion of note payable to preferred stock	$—	$810	$—

Noncash financing activity—conversion of preferred stock	$2,100	$—	$—

Noncash financing activity—interest on notes receivable from stock issuances	$132	$132	$113

The accompanying notes are an integral part of these financial statements.

TurboChef Technologies, Inc.

Notes to Financial Statements

December 31, 2002, 2001 and 2000

1.	RESTATEMENT OF FINANCIAL STATEMENTS

In November 2004, the Company determined that its previously issued financial statements for the year ended December 31, 2002 required restatement due to additional information that came to light during November 2004, indicating that there was an error resulting from an oversight in accounting for certain sales incentives offered by the Company in 2002.

In 2002, the Company sold 100 of its C-3 model ovens in Puerto Rico to franchisees of a major restaurant chain under a proposal that conditionally offered a cash rebate in connection with the future purchase of a Tornado oven, if and when a franchise-wide sale and roll-out of the Company’s Tornado model oven was completed. Also commencing in 2002 and continuing into 2003, sales of approximately 400 C-3 model ovens were made to certain other franchisees of the same restaurant chain. In connection therewith, the Company proposed a future exchange of those C-3 ovens for the Company’s Tornado model oven if and when a franchise-wide sale and roll-out of Tornado ovens was completed. At the time these incentives were offered, the Tornado oven was yet to be commercialized, the Company had no obligation to develop such an oven and no party had any obligation to proceed with a franchise-wide roll-out.   These sales had been accounted for without a reduction of revenue for the estimated rebate liability and without a reduction of revenue and cost of goods sold for potential returns from the exchange offer. A franchise-wide roll-out of Tornado ovens began in July 2004, and current management determined that, irrespective of any contingencies associated with the Company’s ability to fulfill these offers,  the implied rights of return in the exchange offer required deferral of the revenue recognition until the potential returns occur or can be reasonably estimated or the right expires and the rebate offer should have been recognized as a reduction of revenue at the time of the underlying sales transactions. Accordingly. current management concluded that the Company’s financial statements should be restated to reflect these changes.   The following table reflects the impact of the restatement on the relevant captions from the Company’s financial statements as of and for the year ended December 31, 2002.

Changes to Statement of Operations

	As Reported	Adjustments	As Restated
(In thousands, except per share data)

Revenue	$ 7,996	$ (2,341)	$ 5,655

Cost of revenue	4,715	(1,241)	3,474

Total costs and expenses	13,609	(1,241)	12,368

Operating loss	(5,613)	(1,100)	(6,713)

Net loss	(5,584)	(1,100)	(6,684)

Loss available to common stockholders	(5,854)	$ (1,100)	(6,954)
Loss per share available to common stockholders	$ (0.31)	$ (0.06)	$ (0.37)

Changes to Balance Sheet
	As Reported	Adjustments	As Restated
(In thousands)

Accrued expenses	$ 583	$ 287	$ 870
Deferred revenue	—	813	813
Total current liabilities	5,546	1,100	6,646
Accumulated deficit	(46,312)	(1,100)	(47,412)
Total stockholders’ deficit	(159)	(1,100)	(1,259)

The restatement did not result in any changes to cash and cash equivalents as of December 31, 2002 or any changes to the net cash flows from operations, investing or financing activities in the Statement of Cash Flows for the year ended December 31, 2002 although it did impact certain components of net cash flow from operations.

As a result of the adjustments discussed above, modifications were required to previously filed footnotes as follows: Note 2, Note 5, Note 9, Note 10, Note 14 and Note 15.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Deferred Revenue

Deposits received from customers for future purchases of cooking systems and any other amounts received in advance of completion of the earning process is recorded as deferred revenue. Deferred revenue amounts will be recognized when the cooking systems are delivered and/or installed for the customer as required by the specific nature of the sales transaction. The Company deferred revenue of approximately $2.1 million and cost of revenue of approximately $1.2 million related to ovens sold in 2002 to franchisees of a major restaurant chain under a proposal which offered a future exchange for a new oven contingent on completion of a franchise-wide sale and roll-out of the new ovens.

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

Revenue Recognition

Revenue is recognized when substantially all obligations relating to a sale are completed. If the terms of a sale require installation, the revenue cycle is substantially complete after installation has occurred therefore, revenue is recognized upon installation. For sales where the customer has assumed the installation responsibility or sales to designated agents, substantially all obligations are completed at the time of shipment to the customer or the customers designated agent. Revenue for the sale of replacement parts, ceramic platters, cooking utensils and proprietary oven cleaner is recorded upon shipment to the customer. Reserves for sales returns and allowances are recorded in the same accounting period as the related revenues. As of December 31, 2002 and 2001, there were no reserves established as sales returns and allowances were not significant. The Company deferred revenue of approximately $2.1 million and cost of revenue of approximately $1.2 million related to ovens sold in 2002 to franchisees of a major restaurant chain under a proposal which offered a future exchange for a new oven contingent on completion of a franchise-wide sale and roll-out of the new ovens.

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

Foreign Exchange

During Fiscal 2002, approximately 37% of the Company’s revenues (as restated) were derived from sales outside of the United States. These sales and subsequent accounts receivable, the salaries of employees located outside of the United States and approximately 15% of selling, general and administrative expenses are denominated in foreign currencies, principally British Pounds and Euros. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the US dollar. In addition, trade terms with customers outside of the United States are longer than with customers inside of the United States, which increases the potential of foreign exchange gains or losses. At this time, the Company does not engage in any hedging activities.

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

	2002	2001	2000
	As Restated
	(in thousands)
Net loss	$(6,684)	$(6,031)	$(3,732)
Beneficial conversion of preferred stock	—	(380)	—
Dividends on preferred stock	(270)	(305)	(57)
Net loss applicable to common stockholders	$(6,954)	$(6,716)	$(3,789)

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

The following table represents the effect on net loss per share if the Company had applied the fair value based method and recognized provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to stock-based Employee compensation (see Note 10).

	2002	2001	2000
	(in thousands except per share amounts)
	As Restated
Net loss applicable to common shareholders, as reported:	$(6,954)	$(6,716)	$(3,752)
Add: Stock-based Employee compensation expense included in reported income	—	—	—

Deduct: Total stock-based Employee compensation expense determined under fair value based methods for all awards	(1,344)	(747)	(333)

Pro forma net loss applicable to common shareholders:	$(8,298)	$(7,463)	$(4,085)

Net Loss per share
Basic, as reported	$(.37)	$(.41)	$(.24)

Basic, pro forma	$(.44)	$(.46)	$(.26)

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

3.	LIQUIDITY AND GOING CONCERN

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

4.	LONG-TERM CONTRACTS

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

5.	CONCENTRATION OF BUSINESS RISKS

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

During fiscal year 2002, 22% of the Company’s direct sales (as restated) were to one customer. During fiscal year 2001, 35% the Company’s direct sales were to one customer. During fiscal year 2000, 71% the Company’s direct sales were to one customer.

6.	DEBT

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

In July 2002, the Company issued a non-interest bearing promissory note in the amount of $1,000,000 to Grand Cheer Company Limited (“Grand Cheer”), a principal stockholder of the Company, which was secured by 350 C-3 ovens. The Company agreed to pay approximately $2,800 per oven upon five days of receipt of cash from the sale of the ovens. All of the ovens were sold and cash received but no payment was made to Grand Cheer. The note was due on October 15, 2002. The note also provided that if the Company did not repay the note in full by October 15, 2002, all remaining unvested warrants (666,667 warrants) previously issued to Grand Cheer would immediately vest. The Company incurred a non-cash finance charge of $200,000 which was payable by offsetting the exercise price of the 1,000,000 warrants previously issued to Grand Cheer upon its purchase of the Company’s Series B Convertible Preferred Stock. The $200,000 finance charge was recorded as interest expense during the third quarter of 2002. The Company has not made any payments under this note, which is in default and is currently due and payable. Failure to restructure the loan would have a material adverse effect on the Company. See Note 11 regarding discussion of relationship between the Company’s chairman and Grand Cheer.

TurboChef Technologies, Inc.

Notes to Financial Statements

December 31, 2002, 2001 and 2000

7.	PROPERTY AND EQUIPMENT

At December 31, 2002 and 2001, property and equipment consisted of:

	2002	2001
	(Dollars in thousands)
Leasehold improvements	$235	$257
Furniture and fixtures	685	889
Equipment	302	231

	1,222	1,377
Less accumulated depreciation	(1,052)	(997)

	$170	$380

Depreciation expense was $323,000, $315,000 and $337,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

8.	ACCRUED WARRANTY AND UPGRADE COSTS

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

The following is a reconciliation of the provision/(benefit) for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statements of Operations:

	2002	2001	2000
Computed “expected” tax benefit (as restated)	$(2,273)	$(2,050)	$(1,354)
Other	(20)	144	(85)
Valuation allowance (as restated)	2,293	1,906	1,439

Income tax benefit	$—	$—	$—

The components of the Company’s net deferred tax assets were as follows:

	December 31
	2002	2001
Deferred tax assets:
Warranty reserves	$291	$353
Deferred revenue (as restated)	276	--
Research and development credit carryforwards	245	245
Net operating loss carryforwards	13,430	11,717
Depreciation	272	95

Other (as restated)	233	44

Total gross deferred tax assets	14,747	12,454
Less valuation allowance (as restated)	(14,747)	(12,454)

Net deferred tax assets	—	—

Deferred tax liabilities:	—	—

Net	$—	$—

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

TurboChef Technologies, Inc.

Notes to Financial Statements

December 31, 2002, 2001 and 2000

10.	STOCKHOLDERS’ EQUITY

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

	2002	2001	2000
	(in thousands except per share amounts)
Net loss applicable to common shareholders, as reported: (as restated)	$(6,954)	$(6,716)	$(3,752)

Add: Stock-based Employee compensation expense included in reported income	—	—	—

Deduct: Total stock-based Employee compensation expense determined under fair value based methods for all awards	(1,344)	(747)	(333)

Pro forma net loss applicable to common shareholders:	$(8,298)	$(7,463)	$(4,085)

Net Loss per share
Basic, as reported (as restated)	$(.37)	$(.41)	$(.24)

Basic, pro forma (as restated)	$(.44)	$(.46)	$(.26)

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

TurboChef Technologies, Inc.

Notes to Financial Statements

December 31, 2002, 2001 and 2000

12.	COMMITMENTS AND CONTINGENCIES

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

13.	LITIGATION

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

14.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Unaudited quarterly financial information follows (in thousands except per share data):

2002	First	Second	Third	Fourth	Fiscal Year
	As Reported	As Reported	As Reported	As Reported	As Reported
Total revenues	$1,829	$905	$2,477	$2,785	$7,996
Gross profit	830	491	1,062	898	3,281
Net loss	(1,330)	(1,836)	(1,746)	(942)	(5,854)
Basic and diluted loss per share	$(0.07)	$(0.10)	$(0.09)	$(0.05)	$(0.31)
Number of shares used in the computation of loss per share	18,442,666	19,046,644	19,058,526	19,058,526	18,903,708

	As Restated		As Restated	As Restated	As Restated
Total revenues	$1,542		$1,586	$1,622	$5,655
Gross profit	543		709	438	2,181
Net loss available to common stockholders	(1,617)		(2,099)	(1,402)	(6,954)
Basic and diluted loss per share	$(0.09)		$(0.11)	$(0.07)	$(0.37)
Number of shares used in the computation of loss per share	18,442,666		19,058,526	19,058,526	18,903,708

2001
Total revenues	$481	$778	$890	$1,081	$3,230
Gross profit	184	406	349	699	1,638
Net loss available to common stockholders	(2,048)	(1,643)	(1,773)	(1,252)	(6,716)
Basic and diluted loss per share	$(0.13)	$(0.10)	$(0.11)	$(0.08)	$(0.41)
Number of shares used in the computation of loss per share	15,728,423	15,858,918	16,395,918	16,829,794	16,206,808

TurboChef Technologies, Inc.

Notes to Financial Statements

December 31, 2002, 2001 and 2000

15.	GEOGRAPHIC SEGMENT INFORMATION (UNAUDITED)

The Company currently derives primarily all its Product Revenues from one product, according to the following geographic segments:

REGION	2002	2001	2000
North America	$3,576,000	$946,000	$-0-
United Kingdom	1,703,000	1,986,000	2,937,000
Europe and Asia	376,000	298,000	132,000

Totals	$5,655,000	$3,230,000	$3,069,000