Form 10-K
period 2004-12-31
TURBOCHEF TECHNOLOGIES INC
filed 2005-03-16
CIK 916545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

For Annual and Transition Reports pursuant to Sections 13 or
15(d) of the Securities Exchange Act of 1934
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2004
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
to

Commission File Number 000-23478

TurboChef Technologies, Inc.
(Exact name of Registrant as specified in its Charter)
DELAWARE	48-1100390
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

Six Concourse Parkway, Suite 1900, Atlanta, Georgia	30328
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(678) 987-1700

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:
Common Stock, $0.01 Par Value
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES☒ NO☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Securities and Exchange Act of 1934). Yes☒ No☐

Aggregate Market Value of voting stock held by non-affiliates of the Registrant at June 30, 2004: (the last business day of the Registrant’s most recently completed second fiscal quarter) $143,843,016.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at March 1, 2005
Common Stock, $0.01 Par Value	28,074,914

Part I

Forward-looking Statements

Certain statements in this Annual Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of TurboChef Technologies, Inc. (“TurboChef” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company’s history of losses and the likelihood that recent positive financial performance may not be indicative of future performance; our dependence on a limited number of customers; the effect of our long sales cycle; our commercial oven products are offered to an emerging market segment requiring significant marketing efforts to achieve market acceptance; our planned entry into the residential oven market is subject to the risks inherent in establishing a new business enterprise; our rapid expansion and the potential difficulty in managing our growth; relationships with and dependence on third parties for raw materials or components; our reliance on our senior management team and the expertise of management personnel; the limited experience of our senior executive officers in our industry; potential liability for personal injury or property damage; the ability to protect our proprietary information and the uncertainty of the outcome of legal proceedings in which we are currently involved. Additional information and factors are set out in “Factors that may Affect Future Performance” in Item 7 of this Annual Report. The words “believe,” “expect,” “anticipate,” “intend,” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date of the statement was made. We undertake no obligation to update any forward-looking statement.

Item 1.  Business

Recent Developments

On February 8, 2005, we closed a public offering of 5,000,000 shares of our common stock at $20.50 before discounts and commissions to underwriters and other offering expenses. Of the shares sold, 2,925,000 were sold by TurboChef and 2,075,000 were sold by certain selling stockholders. We plan to use the net proceeds to finance the development and introduction of residential ovens, to pursue possible acquisitions or strategic investments and for working capital and other general corporate purposes.

On February 28, 2005, we entered into a Credit Agreement with Bank of America, N.A. (the “Credit Agreement”). The Credit Agreement allows TurboChef to borrow up to $10 million at any time under the revolving credit facility, based upon a portion of TurboChef’s eligible accounts receivable. The Credit Agreement also provides for a letter of credit facility within the credit limit. Revolving credit loans under the Credit Agreement bear interest at a rate of the British Bankers Association LIBOR Rate plus 3.50% unless for certain reasons Eurodollar Rate Loans are unavailable, then at a rate in an amount of 2.50% over the higher of the Federal Funds Rate plus 0.5% and Bank of America’s prime rate. The Company’s obligations under the Credit Agreement would be secured by substantially all of the assets of TurboChef and its subsidiaries. The Credit Agreement contains customary affirmative and negative covenants and acceleration provisions. The credit commitment expires on February 28, 2006, and any outstanding indebtedness under the Credit Agreement would be due on that date. We have not borrowed under the Credit Agreement.

General

TurboChef Technologies, Inc. is a leading provider of equipment, technology and services focused on the high-speed preparation of food products. Our user-friendly speed cook ovens employ proprietary combinations of heating technologies, such as convection, air impingement, microwave energy and other advanced methods, to cook food products at speeds up to 12 times faster than, and to quality standards that we believe are comparable or superior to, that of conventional heating methods. We believe that one of our primary competitive advantages is the strength of our research and development capabilities and the breadth and depth of our portfolio of patents. Our staff of 14 engineers has a long history of developing innovations in the foodservice industry. Our research and development focus combines the development of innovative cooking technologies with the commercialization of those technologies into finished products to meet specific market needs.

Currently, we focus our efforts on the approximately $4.0 billion annual worldwide commercial primary cooking equipment market with our two primary speed cook oven models, the C3 and the Tornado. The speed, quality, compact size, ease of use and ventless operation of our ovens provide significant advantages to a wide range of foodservice operators, including full- and quick-service restaurants, hotels, stadiums and convenience stores. These customers increasingly value the ability to cook food in a quick and high quality manner with minimal employee training. In addition, our ovens enable certain other customers to significantly broaden their foodservice offerings. We believe the advantages of our technologies were validated by our agreement in early 2004 to be the exclusive supplier of speed cook ovens to the more than 22,000 Subway® franchise locations worldwide.

We offer our customers a high level of product service and support via a centralized call center and a network of certified third-party service technicians, which we believe significantly differentiates us from our competitors in the commercial cooking equipment market. In addition to our oven product and support offerings, we offer fee-based equipment development and testing, prototype fabrication and other services to foodservice equipment manufacturers and other members of the foodservice industry. We also offer food preparation, menu planning and related consulting services to help our customers develop and enhance their foodservice offerings.

We currently sell our ovens through a broad and expanding sales organization that includes both internal direct salespeople as well as a network of manufacturer’s representatives and equipment distributors. In addition, we employ a flexible manufacturing model that relies on external suppliers of components for our ovens and utilizes a combination of our own facilities and personnel and contract manufacturers for the final assembly of our ovens. This attractive operating model provides a level of operating leverage and capital efficiency within our business.

In order to leverage our success in the commercial cooking equipment market, we plan to enter the approximately $3.7 billion annual domestic residential oven market during 2006. Consumers increasingly value speed and convenience in home food preparation and continue to demand higher levels of quality and functionality in their kitchen appliances, resulting in a significant rise in the purchase of restaurant-caliber kitchen appliances for the home in recent years. We are refining a prototype oven for the premium segment of the residential oven market to be introduced at a price point that we believe will be appropriate for consumer purchase.

Our senior management team has a successful track record of improving operating results, building scale through organic growth and strategic acquisitions and enhancing stockholder returns. Since joining us in October 2003, our senior management team has led us to profitability, successfully negotiated an agreement to supply Subway franchise restaurants with our Tornado ovens on a system-wide basis, solidified our sales and marketing efforts, acquired Enersyst to enhance our future product development capabilities and overseen the listing of our common stock on the American Stock Exchange. Assuming distribution by OvenWorks, LLLP, our majority stockholder, of shares of our common stock to its limited partners, our executive officers collectively own approximately 14% of our common stock, based on shares outstanding at March 1, 2005, strongly aligning their interests with those of other stockholders. In addition, a number of other members of our management team have significant experience in speed cook technology and the commercial foodservice industry in general.

Our Technologies

Speed cook technologies combine various heat transfer technologies, such as hot air convection, air impingement, induction and microwave energy, to cook food significantly faster than traditional heating methods. Our research and development team continually designs and tests new combinations of these and other cooking methods, and our speed cook technologies are the primary subject of our more than 200 issued patents and patent applications worldwide.

The core of the speed cook technology used in our currently-available commercial ovens is a proprietary combination of high-speed forced air convection and microwave energy. A smooth-flowing field of heated air is circulated within the oven at speeds of up to 60 miles per hour to wrap the surface of food in a fast-moving shroud of hot air, while the food simultaneously is cooked from the inside out with precisely controlled bursts of microwave energy. This system creates a unique set of temperature- and moisture-control conditions within the food that preserves and enhances flavor. Central to this cooking technology is our patented system of scrubbing the circulating air using a catalytic converter. Heated air is circulated through the internal catalytic converter, instead of being vented outside the unit, as with a conventional oven, resulting in a ventless system. Our ovens employ this technology to cook food at high speeds with food quality we believe to be comparable, and in many instances superior, to both conventional methods and other speed cook methods.

Our ovens employ a proprietary operating system, which incorporates our patented layered logic system of user controls. This system allows for step-by-step, intuitive operation of our ovens via a digital touchpad, enabling users to easily specify one of up to 128 pre-programmed cooking profiles. These built-in settings allow operators of varying culinary skill levels to easily cook a variety of menu items in a consistent, high quality manner. In addition, our operating system allows users to program their own custom cooking settings. This system also tracks and records selected cooking data, allowing a commercial operator to review cook times, production volume and other characteristics. Our commercial ovens also incorporate our Menu-in-a-Minute technology, which offers users the ability to download additional menu selections and cooking cycles for their ovens through the use of a computer chip card. Menu-in-a-Minute technology enables foodservice chains to make changes to their menus and program new cook settings centrally, allowing these changes to be implemented quickly, consistently and cost-efficiently throughout an entire chain.

Among our other technologies are our various air impingement cooking systems, some of which employ a proprietary combination of air impingement and microwave energy. Ovens manufactured by our licensees employ our air impingement technologies which utilize specially-placed nozzles that force high-velocity jets of heated air from above and below food to produce faster and more consistent cooking than conventional methods. In addition to these commercially-available technologies, we also have developed other proprietary speed cook technologies, incorporating various combinations of hot air convection, air impingement, microwave energy and other heating methods. We continue to refine and develop these technologies, and to explore ways in which they can be used for commercial and residential applications.

Our Products and Services

Our Commercial Ovens

We have two primary models, our C3 oven and our Tornado oven:

•
The TurboChef C3.    The C3 model uses a patented combination of high-speed forced air convection heating and microwave energy to cook up to 10 times faster than conventional methods. The C3 bakes, browns, broils and roasts with food quality that we believe to be comparable or superior to that of traditional cooking. The primary benefit of the C3 is its versatile capability to cook a wide spectrum of food, from dense proteins like filet mignon to delicate soufflés. Because it is certified by Underwriter’s Laboratory (UL®) to be operated in a ventless environment, the C3 does not require a hood, ventilation or a fire suppression system. Its preprogrammed, digital touchpad makes operation and training simple for any operator or chef.

•
The TurboChef Tornado.    Our more recently developed Tornado oven has many of the same operational benefits as our C3, but is specifically designed to cook, toast and brown sandwiches, pizzas, appetizers and similar food products. The Tornado combines our patented ventless speed cook technology with a conventional wire baking rack and independently-controlled infrared browning element to cook up to 12 times faster than conventional methods with food quality that we believe to be comparable or superior to that of traditional cooking. Like the C3, the Tornado is UL certified to be operated in a ventless environment. We believe the Subway system’s adoption of the Tornado as its exclusive speed cook oven validates the oven and its underlying technologies. To date we have primarily sold our Tornado ovens to Subway franchisees; however, we have made the Tornado available for sale to other commercial customers in the first quarter of 2005, and we have announced that we have entered into a Master Purchase Agreement with Starbucks Corporation to supply speed cook ovens for a market test. Any additional purchases under that agreement would be subject to the success of Starbucks' hot food initiative and its discretion.

Performance Characteristics of Our Commercial Ovens

We believe the key performance characteristics of our C3 and Tornado ovens provide a unique value proposition to our customers. These key performance characteristics include:

•
Speed.    Our C3 and Tornado ovens cook up to 10 and 12 times faster, respectively, than conventional ovens, and each are capable of cooking diverse items together or consecutively with no lag time. This capability results in significantly increased food throughput for users of our ovens.

•
Quality and Versatility.    We believe that our ovens produce food that is comparable, and in many cases superior, in quality to conventional and other speed cook methods. Additionally, our ovens are able to bake, brown, broil or roast, allowing them to be used in a broad spectrum of venues, including fine dining establishments, quick-service restaurants, hotels, movie theaters, theme parks, stadiums and convenience stores.

•
Ventless Cooking.    During the cooking process, air in our C3 and Tornado ovens is circulated through an air-scrubbing catalytic converter that breaks down fume and grease by-products of food, enabling the ovens to operate without venting these by-products into the air. This ventless system eliminates the need for commercial kitchen hood systems, allows our ovens to be installed in almost any location, and significantly reduces flavor-transfer and odor-transfer between different products cooked together or consecutively in the oven.

•
Ease of Use.    Our layered logic operating system allows for step-by-step, intuitive operation of our ovens via a digital touchpad, allowing users to easily specify one of up to 128 pre-preprogrammed cooking profiles. These built-in settings allow operators of varying culinary skill levels to easily cook a variety of menu items in a consistent, high quality manner. In addition, our operating system allows users to program their own custom cook settings. Our Menu-in-a-Minute technology allows users to download menu selections and cooking cycles for their ovens. This technology enables foodservice chains to make changes to their menus and program new cook settings centrally, allowing these changes to be implemented quickly, consistently and cost-efficiently throughout an entire chain.

Future Oven Products

We continue to develop new technologies and augment our existing technologies, and we are in various stages of development of new commercial ovens based on these technologies. We anticipate releasing a new commercial oven, the “H Batch” in the second quarter of 2005. Additionally, we are refining a prototype oven for the premium segment of the residential oven market that incorporates our state-of-the-art speed cook technology. We expect to introduce our residential ovens to the market during 2006.

Licensing and Technologies

Certain of our patented technologies are the subject of exclusive or non-exclusive licenses to third parties who have produced, and may continue to produce, commercial and residential ovens based on our technologies. Although we do not intend to continue to actively seek licensees for our technologies, these existing licenses will continue to provide a source of revenue for us until they expire or are terminated.

Fee-Based Consulting Services

Our trained culinary experts offer food preparation, menu planning and analysis and related consulting services to help our customers develop and enhance their foodservice offerings. This allows us to provide an integrated offering of products and consulting services to better serve our customers and generate cross-selling opportunities.

We also offer fee-based equipment development and testing, prototype fabrication and other services to foodservice equipment manufacturers and other members of the foodservice industry. Our foodservice experts design and develop foodservice equipment and technologies for food processing plants, restaurants, convenience stores, kiosks, vending machines and home applications, assist in the custom fabrication of heating and cooling equipment prototypes, and analyze and evaluate foodservice equipment capabilities, design and capacity.

Other Products and Services

In addition to the primary products and services described above, we offer certain consumables related to our ovens, such as ceramic platters, cooking utensils and proprietary oven cleaners, and replacement parts for our ovens, in each case to support our customers’ use of our ovens. To date, such sales have not provided a material source of revenue.

Our Strategy

Our goal is to be the world leader in speed cook equipment, technology and services for both the commercial cooking and residential markets. The following are our principal strategies to achieve this goal.

Penetrate Top Foodservice Chains

We are actively engaged in discussions or negotiations with, or our ovens are in various stages of testing by, more than 30 of the top 100 foodservice chains. Based on the experience we gained from our relationship with the Subway system, we believe that we have the capability to provide customized cooking solutions and to manage the large-scale product roll-outs necessary to meet the needs of large foodservice chains. We intend to build upon the success of our relationship with the Subway system to market our integrated product and service offerings to these potential customers. Our ovens offer these large foodservice chains a high-quality, cost-efficient and easy-to-use alternative cooking method that can increase volume and revenue through faster preparation of existing menu items. Additionally, the space-conserving and ventless operation of our ovens will allow these foodservice chains to enhance or expand their existing menus, and will permit those with limited or cold food offerings to offer new heated or toasted food items. We believe that the enhanced or new food offerings facilitated by our ovens can help these chains increase same store sales by producing new sources of revenue.

Enter Residential Oven Market

We intend to use our state-of-the-art speed cook technologies, our experience and success in the commercial cooking equipment market and our product marketing expertise to enter the residential oven market. We estimate that the domestic market for residential ovens is approximately $3.7 billion annually, and the global market is approximately $15.0 billion annually. Consumers continue to demand higher levels of quality and functionality in their kitchen appliances, and are willing to pay a premium for them, resulting in a significant rise in restaurant-caliber kitchen appliances being purchased for home use in recent years. In addition, consumers value the ability to shorten food preparation time in today’s increasingly busy society. In order to capitalize on these trends, we continue to refine our prototype oven for the premium segment of the residential oven market to be introduced at a price point that we believe will be appropriate for that market. We also are working to develop an appropriate distribution network and marketing campaign for the residential oven market and a customer support infrastructure to meet the anticipated demands of residential customers.

Further Develop Our Commercial Product Portfolio and Proprietary Technologies

We continue to develop new commercial products and technologies to augment our existing portfolio of products and proprietary technologies. Our staff of experienced research engineers includes several of the original developers of speed cook technology, with an average of over 20 years of experience in speed cooking. By acquiring Enersyst and combining its proprietary technology with our existing intellectual property portfolio, we believe we are better positioned to develop the most technologically advanced speed cook products. We currently have a number of potential new products at multiple stages of development that utilize a variety of speed cook technologies.

Leverage Our Global Distribution Network

In addition to supporting our marketing efforts with top foodservice chains, we believe that our global network of manufacturer’s representatives and equipment distributors can provide new business opportunities from their relationships with potential customers. While we will continue to handle our sales efforts to major foodservice chains through our senior executives and corporate level sales staff, we will continue to rely on our distribution partners to service the remainder of the over 800,000 potential domestic foodservice venues that make up the commercial market for speed cook products, including approximately 250,000 quick-service restaurant locations, 240,000 full-service restaurant locations, 55,000 hotels and resorts, and other venues such as convenience stores, limited-service hotels, movie theaters, and bars and taverns. Our global network of representatives and distributors gives us increased access to the potential customers operating these venues, including smaller foodservice operators and operators of venues that are less efficient to target with company-level sales efforts.

Provide High-Quality Customer Service and Support

We believe that providing high-quality customer service and support gives us a competitive advantage and is an important element of our business strategy. Our experience has shown that our customers value the ongoing service that we provide beyond the point of purchase. To that end, we have developed an extensive service network that utilizes modern call center technologies, highly-trained service representatives and certified third-party technicians. We expect our high service standards to enhance our marketing efforts with new customers and to result in both positive word-of-mouth referrals and repeat business from our existing customers.

Enhance Brand Awareness

We are implementing a cohesive program designed to create a strong brand identity for TurboChef and to leverage the success and recognition we have received in the market related to our relationship with the Subway system. We advertise frequently in trade magazines, exhibit and demonstrate our products at trade shows, and regularly distribute print and electronic mailings to potential customers highlighting the benefits of our products. We continue to seek opportunities for media and public relations exposure and have built and refined our website to further this effort. Through these marketing programs we will continue to stress the benefits of our products and services and believe that these efforts will result in increased acceptance of speed cook technology, thereby expanding our potential customer base.

Pursue Strategic Alliances and Acquisitions

We intend to consider strategic alliances and continue to selectively pursue acquisitions in order to, among other things, increase our sales, marketing and distribution capabilities and augment our technologies. Management has had significant experience in successfully identifying, executing and implementing strategic acquisitions in other industries and believes it can leverage that experience in the commercial cooking equipment market and residential oven market. For example, in May 2004, we acquired Enersyst and its technologies which significantly expanded our research and development capabilities, positioning us well to continue to develop technologically advanced speed cook products.

Sales and Marketing

Sales

Currently, we focus on sales of our products to commercial foodservice operators. Our relationships with major foodservice chains typically are developed and maintained through an integrated effort of senior executives and corporate level sales management to best service these customers’ needs. To target other potential customers, we also have recently implemented a three-tiered global sales and marketing network consisting of our internal corporate-level sales team, our external network of manufacturer’s representatives and foodservice equipment distributors, and those representatives’ and distributors’ sales personnel. We utilize customer relationship management software applications that provide our sales force with tools for lead tracking, customer base forecasting and sales forecasting. Our primary sales office is located in Dallas, Texas, and we have a sales office located in The Netherlands.

Our corporate-level sales and marketing staff consists of 16 employees, including six regional directors, three of whom are each responsible for a different domestic region, and one each in Europe, South America and Australia/New Zealand. Each of our regional directors manages a network of manufacturer’s representatives and foodservice equipment distributors within his region. Currently, our domestic regional directors manage a total of 25 manufacturer’s representatives and equipment distributors, and our European regional director manages 19 different non-exclusive foodservice equipment distributors. In turn, each manufacturer’s representative and equipment distributor employs its own force of individual sales representatives. Currently, our manufacturer’s representatives and equipment distributors engage approximately 170 sales representatives globally.

All members of our direct sales force, as well as selected representatives from our domestic manufacturer’s representatives and our international foodservice equipment distributors attend “TurboChef University” in Detroit, Michigan, or “TurboChef Academy” in Amsterdam, The Netherlands, to receive extensive training in the operation and service of our ovens and education in the overall benefits of our ovens. Attendees of these programs see our ovens operate in a full spectrum of venues and are instructed on the numerous ways that our ovens can efficiently and cost-effectively provide high quality, speed cook alternatives to our potential customers. We believe that a sales force that is highly knowledgeable about our ovens and service offerings will be more effective in targeting its sales efforts to our various potential customers.

We intend to continue to expand this sales and marketing network, including our relationships with manufacturer’s representatives and equipment distributors worldwide and to expand our direct sales efforts worldwide. We plan to continue to target foodservice operators in a number of different venues and to consider strategic marketing alliances with certain third parties, particularly food manufacturers, who have established relationships with mutual prospective customers.

Marketing

We are committed to developing a strong, consistent brand identity for TurboChef. Through our marketing program, we will continue to educate the commercial, and later seek to educate the residential, markets about the benefits of speed cooking and our position as a global leader in speed cook equipment, technology and services. To that end, we are committed to seeking opportunities for media and public relations exposure, including advertising in trade magazines, developing our website, and engaging in targeted print and electronic mail campaigns. In addition, we brand our oven products with the TurboChef name, and we will use the TurboChef name in connection with all trade shows, seminars and other expositions. We also recognize that providing potential customers with a first-hand experience of speed cooking is an important part of educating the market about speed cooking and the capabilities of our products. Therefore, we attend numerous trade shows and seek other opportunities to conduct demonstrations of our speed cook technologies. Our participation at trade shows allows us to market to other industry professionals, including equipment distributors, foodservice equipment manufacturers and foodservice industry consultants.

Research and Development

We believe that one of our competitive strengths is our highly capable research and development staff, which is comprised of 14 of our 115 employees, with an average of over 20 years of experience in the industry. Our research and development staff has a proven history of developing leading technological innovations in the foodservice industry.

The scientists and foodservice experts that comprise our research and development staff focus on enhancing our existing speed cook technologies, developing new speed cook technologies, and the practical application of our existing and new technologies to the commercial cooking equipment market and residential oven markets. Specifically, our research and development staff continually tests our existing products and technology against those of our competitors in the market and regularly communicates with our customers, our customer service and support staff and our sales representatives to ensure that our products and technologies continue to meet evolving market demands. We plan to continue to devote substantial resources on an ongoing basis to our research and development efforts.

In addition, other of our culinarians and food scientists provide fee-based consulting services to food manufacturers and foodservice operators. These professionals assist food manufacturers in the development of recipes using their products and provide advice on strategically aligning those products to meet customer needs. We also offer a fully-equipped, state-of-the-art test kitchen facility available to clients for product demonstrations.

Our Production Model

We employ a flexible production model by outsourcing the manufacturing of components and using our own facilities to assemble our commercially available ovens (and to create prototypes of potential new ovens), as well as maintaining relationships with contract manufacturers for additional oven assembly, as needed. Our internal assembly operations rely primarily on hourly employees and require minimal fixed overhead costs, affording us the flexibility to efficiently scale our operations to the required production needs. We purchase raw materials, such as fabricated stainless steel, and components, such as circuit boards and wiring harnesses, for our ovens from a number of different vendors. We believe that current trends in pricing of our raw materials, primarily increases in stainless steel, could impact our costs by 3-4% but can largely be offset by savings in other component pricing. We believe that there are multiple sources for each of our supply needs, and we do not maintain long-term agreements with our suppliers. We will continue our efforts to identify and ensure availability from alternative suppliers, particularly for components that come from a more limited number of sources.

We require that our manufacturing partners follow generally accepted industry standard quality control procedures. In addition, we employ our own quality assurance personnel and testing capabilities to assist our manufacturing partners with their respective quality programs, and we perform routine audits both of our assembly line and finished products to ensure high quality and reliability. We believe that we have good relationships with our contract manufacturers and consider our sources of supply and assembly to be adequate for present and anticipated future requirements.

Backlog

Backlog generally is not considered a significant factor in our business as relatively short delivery periods and rapid inventory turnover are characteristic of our current products.

Our Customers

Our commercial ovens are used by a diverse base of foodservice operators, including quick-service and full-service restaurants, hotels, stadiums, movie theaters and convenience stores. While we often sell directly to operators in the foodservice industry, many of our sales are made through foodservice distributors, equipment dealers and foodservice industry consultants. We also license our proprietary technology and provide fee-based consulting services to restaurants, foodservice equipment manufacturers and other members of the foodservice industry.

In addition to the Subway system, some of the users of our ovens include:

Hotels and Resorts	Hilton Hotels Corporation Starwood Hotels & Resorts Worldwide, Inc.
Foodservice and Concessions	Compass Group HMSHost Corporation
Movie Theaters	Loews Cineplex Entertainment Corporation
Theme Parks	The Walt Disney Company
Stadiums	Lambeau Field (Green Bay, Wisconsin) Petco Park (San Diego, California)

Subway Relationship

After a comprehensive evaluation process, Doctor’s Associates, Inc., the franchisor of the Subway sandwich restaurant concept, and Independent Purchasing Cooperative, Inc., the purchasing cooperative owned by the Subway franchisees, agreed in March 2004 to name us as the exclusive supplier of speed cook ovens to Subway franchise restaurants worldwide. We are currently producing and delivering Tornado ovens to Subway franchisees both domestically and internationally. According to Subway’s website, there are over 22,000 Subway locations in 78 countries worldwide and approximately 2,250 additional locations projected to be opened in 2005.

Our agreement with the Subway system generally restricts us from selling the Tornado oven to quick-service restaurant chains that are primarily engaged in the business of selling submarine-style sandwiches which are marketed or sold substantially in the same manner as Subway brand sandwiches. We are otherwise free to sell our Tornado ovens to quick-service restaurants and chains that are primarily engaged in selling other types of food, such as hamburgers, chicken and pizza (even if such establishments have submarine-style sandwiches on their menus).

Service and Support

We consider service and support for end-users of our ovens to be a top priority, and we believe that our service and support platform will set new standards in the commercial foodservice equipment industry, significantly differentiating TurboChef from its competitors. We also believe that our high level of service and support will be an important attribute in our planned entry into the residential oven market.

We have established a three-tiered service network to provide what we believe to be the fastest response time in our industry. At the corporate level, our 15-person customer service staff is responsible for overseeing our customer service and support functions. Our customer service staff manages a network of over 100 independent service organizations throughout the United States and Canada, who in turn supervise approximately 500 employed or affiliated service technicians. Through this network we provide live response seven days a week.

We generally provide purchasers a one-year limited warranty covering each oven’s workmanship and materials, during which period we or one of our authorized service representatives will make repairs and replace defective parts. Components furnished to us by our suppliers and manufacturers are generally covered by a one-year limited warranty, and contract manufacturers furnish a limited warranty for any of their manufacturing or assembly defects. In addition, we have incorporated a state-of-the-art online customer service program to manage service requests and to assist our service partners and customers. Service calls are entered into the system, where they are processed and ultimately assigned to our authorized service representatives if an on-site visit is required. The system tracks all aspects of the service relationship, including call time to response time, and allows us to have real-time access to the status of all service calls. The system also allows our customers real-time online access to track the status of service calls and parts orders, and allows our service partners to order replacement parts and view part specifications.

Intellectual Property

The growth, protection and maintenance of our intellectual property portfolio, especially our patent portfolio, are important to our business. Including patents developed by Enersyst, we have more than 200 issued patents and patent applications worldwide, primarily covering our speed cook technologies. We believe that, in breadth and scope, our patent portfolio is larger than that of any competitor in the speed cook sector of the commercial cooking equipment market, which provides us with a competitive advantage in our market. Our patents cover the fundamental aspects of our speed cook technologies, and we have issued patents and pending patent applications in over 25 countries (including the United States, Japan and various countries of the European Union). Our currently issued United States patents will expire at various dates between 2006 and 2020.

We believe that product and brand name recognition is an important competitive factor in our market. Accordingly, we actively promote our brand names, and will actively promote our future brand names, in connection with our marketing activities. We hold registrations of our trademark TurboChef® in the United States, the United Kingdom, and the Republic of Ireland, and have applied for registration of the trademark Tornado™ in the United States. In certain countries in Europe, we license the TurboChef name from a third party. We also rely on trade secrets and proprietary know-how outside of published patents, and typically enter into confidentiality agreements with our employees, suppliers and manufacturers, as appropriate, to protect the concepts, ideas and documentation relating to our proprietary technologies.

Our Industry

Commercial Cooking Equipment Market

According to the 2002 Size and Shape of the Industry Study conducted by the North American Association of Food Equipment Manufacturers (“NAFEM”), the North American market for commercial primary cooking equipment (including ovens, broilers, grills, toasters, and fryers) is approximately $1.5 billion annually. The oven component of this market is approximately $600 million annually. NAFEM estimates that the annual global market for commercial primary cooking equipment is 2.5 to 2.8 times the North American market, or approximately $4.0 billion. This market is driven in large part by the trends and growth of the restaurant foodservice industry. The National Restaurant Association (“NRA”) estimates that domestic restaurant industry sales will reach $440 billion in 2004, an increase of 4.4% over 2003, marking the 13th consecutive year of real sales growth for the restaurant industry. The NRA defines the restaurant industry as all meals and snacks prepared away from home (including all takeout meals and beverages), and includes both commercial and institutional foodservice providers. Over the past 20 years, the restaurant industry has grown at a compound annual growth rate of 5.1%. According to the

NRA, sales at full-service restaurants are projected to reach $158 billion in 2004, and sales at quick-service restaurants are projected to reach $124 billion in 2004. It is estimated that there are nearly 500,000 full-service and quick-service restaurant locations in the U.S. The balance of the restaurant industry consists of operations where food is not the primary source of the operation’s revenues, including convenience stores, lodging places, bars and taverns, recreation venues (such as movie theaters) and other institutions (such as military and educational facilities). It is estimated that there are between 300,000 and 400,000 such locations in the U.S.

The restaurant industry is projected to continue this growth primarily as a result of population growth and consumer desire for food quality and convenience. Consumer demand for convenience, speed and product quality is shaping foodservice and operating model trends, resulting in concept growth in new venues and specifically in the fast-casual niche, a sub-sector of the full-service restaurant segment. This continued industry growth drives foodservice equipment sales based on new location openings and remodelings, new venues and concepts, menu and operational modifications and equipment obsolescence. Several industry trends are anticipated to have a favorable impact on speed cooking, including the increasing demand by consumers for speed and convenience without a loss of food quality and the rapidly growing integration by foodservice providers of new technologies into their businesses in order to improve efficiency, throughput and consistency of product.  We believe that we are well-positioned to benefit from the following equipment trends in the commercial cooking equipment industry as highlighted by foodservice operators according to a NAFEM survey:

•	multi-functional, multi-tasking equipment that fits in a small footprint, is easy to clean, and is fully mobile;

•	energy efficient with minimal heat and fume emission;

•	programmable via integrated memory storage devices or connected remotely by a modem;

•	easy to train new employees to use, given high industry turnover rates and increasing number of non-English speaking employees;

•	improved quality of equipment service; and

•	accelerated cooking using specialized heat concentration technology.

In addition, we believe that speed cook technology is further expanding the market for primary cooking equipment beyond domestic full-service and quick-service restaurants to include other domestic foodservice venues such as convenience stores, bars and taverns, stadiums, schools and movie theaters. These other establishments now have the option to expand their food selection to encompass foods that previously took too long to cook for their time-constrained customers, and foods that were previously cooked in a conventional microwave oven at the expense of the food’s optimal flavor. Our speed cook ovens offer these other operations a cooking platform that provides an additional revenue source while requiring little, if any, additional investment in kitchen infrastructure, staff or training.

Residential Oven Market

We believe that the residential oven market represents a large untapped opportunity for our business. According to industry sources, the domestic oven market (excluding microwaves) is approximately $3.7 billion annually, representing approximately 8.0 million units. The global market for residential ovens is approximately $15.0 billion.

The domestic market for premium residential ovens has been growing at a faster rate than the overall residential oven market, which growth is driven by several trends, including:

•	consumer desire for speed and convenience in food preparation at home;

•	increased demand for higher-end kitchen equipment driven by increases in the size of the average American home, new home construction and remodeling trends;

•	emergence of premium kitchen equipment as a status symbol; and

•	increasing consumer comfort with using technology in virtually every part of their daily lives.

We believe that by leveraging the advantages of our speed cook technologies, including our high cooking speed and food quality and our user-friendly operating system, as well as our marketing expertise, we are well-positioned to capitalize on these market trends.

Competition

Commercial Cooking Equipment Market

The speed cook oven sector of the commercial cooking equipment market is characterized by intense competition. Our speed cook ovens compete with conventional cooking systems, such as commercial ovens, grills and fryers, as well as equipment that cooks through the use of conduction, convection, induction, air impingement, infrared, halogen and/or microwave heating methods or combinations thereof, sold by numerous well-established manufacturers and suppliers. In addition, we are aware that other industry participants are developing, and in some cases have introduced, commercial ovens based on speed cook methods and technologies.

Our principal methods of competing in the commercial cooking equipment market are through our product performance, our research and development capabilities, our service and warranty offerings, and our ability to provide fee-based consulting services. We do not believe there are any competitive products currently being marketed which are functionally equivalent to our cooking system (i.e., products that have the same capabilities to cook a variety of food items to the same high quality standards and at comparable speeds).  Among our major competitors in the commercial cooking equipment market are:

•	Amana (Maytag Corporation);

•	Duke Manufacturing Company;

•	Fujimak Corporation;

•	Groen, Inc. (Dover Corporation);

•	MerryChef and Lincoln Foodservice Products (Enodis, LLP);

•	The Middleby Corporation; and

•	Vulcan-Hart Corporation (Illinois Tool Works, Inc.).

We currently license certain technologies to some of these competitors who are currently producing, and may in the future produce, products that may be competitive with our speed cook ovens.

Residential Oven Market

Although we currently do not sell a residential speed cook oven, we are refining a prototype residential oven and plan to enter the residential oven market. Competition is growing in the emerging residential speed cook sector of the residential oven market. However, we do not believe there are any speed cook products currently being sold in the residential oven market that possess the same combination of speed and quality as our prototype residential speed cook oven.

Certain companies have introduced speed cook residential ovens, including the General Electric Advantium® and TrivectionTM ovens (utilizing microwave and halogen light technology), the Whirlpool g2microvenTM SpeedCook Appliance (utilizing convection, microwave and halogen light technology) and the Amana LightwaveTM (utilizing microwave and infrared light technology). In addition, other competitive products are scheduled to be launched in the near future including the GE Rapid Cook Wall OvenTM (utilizing microwave and other heat transfer technology).

Regulation and Accreditation

We are subject to regulations administered by various federal, state, local and international authorities, such as the United States Food and Drug Administration, the Federal Communication Commission, the European Community Council and the Japan Ministry of International Trade (including those regulations limiting radiated emissions from our cooking system products), which impose significant compliance burdens on us. Failure to comply with these regulatory requirements may subject us to civil and criminal sanctions and penalties. We test our ovens, from time to time, in order to confirm continued compliance with applicable regulatory requirements. We believe that compliance with these laws and regulations will not require substantial capital expenditures or have a material adverse effect on our future operations.

New legislation and regulations, as well as revisions to existing laws and regulations (at the federal, state and local levels, in the United States and/or in foreign markets), affecting the commercial foodservice equipment and residential oven markets may be proposed in the future. Such proposals could affect our operations, result in material capital expenditures, affect the marketability of our existing products and technologies and/or could limit or create opportunities for us with respect to modifications of our existing products or with respect to our new or proposed products or technologies. In addition, an expanded level of operations by us in the future could require us to modify or alter our methods of operation at costs which could be substantial and could subject us to increased regulation, and expansion of our operations into additional foreign markets may require us to comply with additional regulatory requirements.

We have received certification under UL accreditation standards relating to product safety and under the National Sanitation Federation accreditation standards regarding sanitation and the ability of our ovens to be cleaned. These agencies have established certain standards for a variety of categorized products and can be engaged to inspect a manufacturer’s products for compliance with the applicable standards. Certification by each agency authorizes the marking of any such product with the agency’s labels, which indicates that the product is approved by the agency for such use. Such certifications, which require periodic renewal, only represent compliance with established standards and are not legally required. However, failure by us to comply with these accreditation standards in the future could have a material adverse effect on our marketing efforts. In addition, we have met the requirements necessary to apply the “CE” mark (which indicates compliance with the European Community Council directive relating to electromagnetic compatibility and low voltage) to our C3 oven. Our Tornado oven received CE accreditation this year. As an equipment manufacturer, we are allowed to “self-certify” compliance with this directive and we have had an independent third party, TÜV America, a leading technical service company, attest to the results. We are required by law to meet this European Community Council directive in order to apply the “CE” mark and thereby sell our cooking systems in the European Union.

Employees

As of March 1, 2005 we employed 115 persons, including 6 executive officers and 6 senior managers. Of our employees, 21 are engaged in technological support and development, 34 in manufacturing, procurement and logistics, 20 in administration, and 28 in sales, marketing, and customer service. None of our employees are represented by labor unions. We consider relations with our employees to be good.

Available Information

We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet address is www.turbochef.com

Item 2.  Properties

We own no real estate. We currently lease two facilities in Dallas, Texas; one in Atlanta, Georgia, one in New York City and one in Weert, Netherlands. In Dallas, we occupy approximately 20,000 square feet of space at 10500 Metric Drive and approximately 12,000 square feet of space at 2051 Valley View Lane, which we use collectively for administrative offices, technology development, limited assembly and other purposes. The lease agreements for these properties provide for aggregate annual base rentals of approximately $295,000 and both will terminate approximately April 30, 2005. We have recently entered into a lease agreement for new facilities for our Dallas operations. This lease is for approximately 61,000 square feet, has a term of 7.5 years and an average annual base rental of approximately $550,000 over its term.

We also lease office space in Atlanta, Georgia for our executive offices and headquarters and we lease office space in New York. The Atlanta lease includes approximately 7,000 square feet, the lease runs until 2009 and has annual base rental of approximately $140,000. The New York lease includes approximately 3,000 square feet, runs until 2009 and has annual base rental of $180,000. We also maintain offices in Weert, Netherlands under terms of a lease including approximately 3,900 square feet of space, an annual base rental of $48,000 and expiring 2005.

We believe that our facilities are generally well maintained, in good operating condition and adequate for our current needs.

Item 3.  Legal Proceedings

Maytag Corporation

We filed for arbitration against Maytag Corporation in Dallas, Texas, on February 2, 2001, in connection with a series of contracts for research, development and commercialization of certain technology through a joint, strategic relationship. After a stay of the proceedings pending settlement discussions, our third amended claim was submitted on May 6, 2004 and our fourth amendment on March 4, 2005. Our amended claims include claims for substantial damages for breach of those contracts, specific performance of those contracts, fraud, theft of trade secrets, breach of fiduciary duty, usurpation of corporate opportunity, correction of inventorship, punitive damages and attorneys’ fees. They also seek an injunction and equitable assignment of ownership which would require Maytag to return all rights in all intellectual property owned by us under those contracts.

Maytag has not yet responded to our amended claims. Earlier, on July 17, 2002, Maytag filed an answer and counterclaim in response to our second amended claim, in which Maytag denied our allegations. In its July 17, 2002 counterclaim, Maytag alleges breach of the above-referenced contracts and fraud, and seeks damages in excess of $35 million. We believe that these counterclaims by Maytag are without merit, and we intend to vigorously defend against Maytag’s allegations. The arbitrators issued a scheduling order that contemplates a final hearing on all claims in late May and June 2005.

In May 2002, Maytag filed a complaint in Iowa federal court seeking, among other things, to require that two of our claims originally filed and pending in the Texas arbitration be decided only in a separate arbitration proceeding in Boston, Massachusetts. Maytag’s complaint in the Iowa proceeding also alleges that in a January 2002 press release (and in certain other unidentified statements) we publicized false and misleading statements about Maytag’s use of our intellectual property in its residential appliances. Based upon this allegation, Maytag asserts claims that we caused false advertising with respect to Maytag’s goods and services, that we have intentionally interfered with Maytag’s prospective business, that we have defamed Maytag and that we have unfairly competed with Maytag. Unlike Maytag’s counterclaims in the Texas arbitration proceeding, its complaint in the Iowa proceeding does not specify the dollar amount of damages sought. In July 2002, we filed a motion to dismiss the Maytag complaint or, in the alternative, stay the Iowa proceeding pending resolution of the Texas arbitration. On July 30, 2002, Maytag filed a Motion for Leave to File First Amended Complaint adding a claim that we failed to pay a promissory note in the amount of $327,478. On January 6, 2003, the Federal Court in the Iowa proceeding granted a summary judgment against us on the claim related to the promissory note, in the amount of $359,372. In March 2004, we tendered full payment of the amount of the summary judgment. In addition, on December 23, 2002, the Federal Court issued an order staying indefinitely the remainder of Maytag’s claims in the Iowa proceeding, pending the final resolution of the Texas arbitration. Thus, we do not expect further prosecution of the Iowa proceeding until after the Texas arbitration is concluded.

Maytag has also initiated arbitration against us in Boston, claiming damages in excess of $1.3 million for failure to pay for ovens. Our financial statements include accounts payable of approximately $1.4 million in connection with this claim. We have filed a counterclaim alleging that Maytag breached its warranty and committed fraud and that we have been damaged in an amount in excess of $1.5 million. We believe that these claims by Maytag are without merit, and we intend to vigorously defend against Maytag’s allegations. We have agreed to a scheduling order with Maytag that contemplates a hearing in the Boston arbitration sometime after the hearing on the Texas arbitration, in 2005.

Duke Manufacturing Co.

Our subsidiary, Enersyst Development Center, LLC, was engaged in arbitration with Duke Manufacturing Co. relating to Enersyst’s termination of Duke’s license to use Enersyst technology as a result of Duke’s failure to make required payments under the license agreement. Duke was seeking reinstatement of the license agreement and related monetary damages. The final arbitration hearing has been conducted, and the arbitration panel has rejected Duke’s claims, upheld Enersyst’s termination of the license and awarded Enersyst approximately $66,000 in damages.

Additionally, on January 26, 2005, Duke filed a complaint against TurboChef in federal district court in St. Louis, Missouri, but we have not been served. The complaint seeks a declaration that Duke’s speed cook oven products do not violate two of our patents relating to the use of catalytic converters, and that those patents are invalid. Duke’s complaint provides no substantiation for its claims, and we therefore are unable to evaluate the factual or legal basis for them. We intend to vigorously defend against these claims if and when properly served. An adverse outcome could have an adverse effect on our operating results, future operations and competitive position. The outcome of this proceeding is uncertain, and an unfavorable outcome could have an adverse effect on our operating results and future operations. Because the outcome of this proceeding is uncertain, we have made no corresponding adjustments to our financial statements.

We also are party to other legal proceedings that have arisen in the ordinary course of our business, but we believe an unfavorable outcome of which would not have a material adverse affect on our operating results or future operations.

Item 4.  Submission of Matters to a Vote of Security Holders

On November 30, 2004, the holder of 38,353,000 shares of the Company’s common stock, representing approximately 53% of the outstanding voting shares, delivered a consent approving an amendment to the Company’s Restated Certificate of Incorporation. The amendment would give effect to a one-for-three reverse stock split of the Company’s outstanding common stock. No other approval of the Company’s stockholders was required or sought.

Part II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

On November 2, 2004, our common stock commenced trading on the American Stock Exchange under the trading symbol “TCF”. The table below sets forth the high and low sales prices for our common stock for the periods indicated, as reported by NASDAQ, quoted through the OTC Bulletin Board or as reported by the American Stock Exchange. The per share quotations for the periods in which our common stock was traded in the over-the-counter market represent inter-dealer prices without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. All sales prices have been adjusted retroactively to reflect the one-for-three reverse stock split completed December 27, 2004.

	Price Range of Common Stock(1)

Period	High	Low
Year Ended December 31, 2003

First Quarter	$2.82	$1.08
Second Quarter	1.80	0.75
Third Quarter	3.15	0.60
Fourth Quarter	11.07	2.58

Year Ended December 31, 2004

First Quarter	$15.81	$9.00
Second Quarter	14.85	8.55
Third Quarter	14.76	11.10
Fourth Quarter	27.45	12.57

(1)
On November 2, 2004, our common stock commenced trading on the American Stock Exchange under the trading symbol “TCF”. From March 1, 1999 until July 11, 2001, our common stock traded in the over-the-counter market through the NASDAQ National Market under the symbol “TRBO”. From July 12, 2001 until April 21, 2003 our common stock was quoted on the NASDAQ Small Cap Market. On April 22, 2003, our common stock was delisted from NASDAQ, and until November 2, 2004, our common stock was traded in the over-the-counter market and quoted through the OTC Bulletin Board under the symbol “TRBO.OB”.

On December 27, 2004, we combined our outstanding shares in a one-for-three reverse stock split. Any holder who otherwise would have held a fractional share as a result of the reverse split instead only held a right to be paid a cash amount for that fraction. We paid approximately $1,400 in exchange for fractional share rights.

The number of record holders of our common stock as of March 7, 2005 was 146 (excluding individual participants in nominee security position listings).

Dividends

We have not paid cash dividends on our common stock since our organization, and we do not expect to pay any cash dividends on the common stock in the foreseeable future. Rather, we intend to use all available funds for our operations and planned expansion of our business. The payment of any future cash dividends is at the discretion of our Board of Directors and will depend on our future earnings, capital requirements and financial condition and other factors deemed relevant by the Board of Directors.  In addition, our current credit agreement with Bank of America prohibits us from paying cash dividends.

Equity Compensation Plan Table

See Item 12 in Part III.

Item 6.  Selected Financial Data

 The following selected financial data as of December 31, 2004 and 2003, and for each of the fiscal years ended December 31, 2004, 2003 and 2002 has been derived from the Company’s audited financial statements, and should be read in conjunction with those statements, which are included in this Form 10-K. The following selected financial data as of December 31, 2002, 2001 and 2000, and for each of the fiscal years ended December 31, 2001 and 2000, has been derived from the Company’s audited financial statements, and should be read in conjunction with those statements, which are not included in this Form 10-K. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto which are included elsewhere in this Form 10-K.

	Year Ended December 31,
	2004(1)	2003	2002	2001	2000
	(In thousands except share and per share data)
Statements of Operations Data:
Revenues	$70,894	$3,690	$5,655	$3,230	$7,846
Costs and expenses:
Cost of product sales	44,047	1,946	3,474	1,592	3,846
Research and development expenses	1,202	897	413	774	3,554
Selling, general and administrative expenses	15,826	6,523	8,481	6,890	8,120
Compensation and severance expenses related to termination of former officers and directors	—	7,585	—	—	—
Total costs and expenses	61,075	16,951	12,368	9,256	15,520

Operating income (loss)	9,819	(13,261)	(6,713)	(6,026)	(7,674)
Interest expense (2)	(8)	(1,105)	(226)	(195)	(677)
Interest and other income (expense), net	169	17	255	190	191
Gain on the sale of purchased put option, net of amortization of premium	—	—	—	—	4,428
Total other income (expense)	161	(1,088)	29	(5)	3,942
Income (loss) before taxes	9,980	(14,349)	(6,684)	(6,031)	(3,732)
Provision for income taxes	301	—	—	—	—
Net income (loss)	9,679	(14,349)	(6,684)	(6,031)	(3,732)
Preferred stock dividends	—	(195)	(270)	(305)	(57)
Beneficial conversion feature of preferred stock (3)	—	(12,605)	—	(380)	—
Net income (loss) applicable to common stockholders	$9,679	$(27,149)	$(6,954)	$(6,716)	$(3,789)

Net income (loss) per share applicable to common stockholders:
Basic	$0.79	$(3.99)	$(1.10)	$(1.24)	$(0.73)
Diluted	0.37	(3.99)	(1.10)	(1.24)	(0.73)

Weighted Average Number of Shares Outstanding:
Basic	12,256,686	6,797,575	6,301,236	5,402,269	5,200,737
Diuted	26,142,101	6,797,575	6,301,236	5,402,269	5,200,737

	As of December 31,
	2004(1)	2003	2002	2001	2000
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$12,942	$8,890	$629	$4,498	$1,417

Working capital (deficit)	$17,399	$(5,685)	$(1,567)	$4,485	$846

Total assets	$50,756	$11,420	$5,387	$8,672	$5,722

Total liabilities, including mezzanine equity (3)	$16,977	$18,155	$6,646	$3,645	$4,054

Accumulated deficit	$(52,277)	$(61,956)	$(47,412)	$(40,458)	$(33,742)

Total stockholders’ equity (deficit)	$33,779	$(6,735)	$(1,259)	$5,027	$1,668

(1)
During the year ended December 31, 2004, we completed the acquisition of Enersyst Development Center, L.L.C. in a transaction accounted for as a purchase. The results of operations of Enersyst have been included in our consolidated results of operations since the May 21, 2004 purchase date.

(2)	Amount for 2003 primarily represents $1.1 million of debt extinguishment costs incurred in 2003.
(3)
During 2003, we incurred a one-time, non-cash charge of $12.6 million to record a deemed dividend in recognition of the beneficial conversion feature intrinsic in the terms of our Series D onvertible Preferred Stock. The Series D Convertible Preferred was considered redeemable until July 19, 2004 when shareholders approved an amendment to increase the number of authorized shares of our common stock to 100,000,000 and a sufficient number of shares of common stock were subsequently reserved to permit the conversion of all outstanding shares of our Series D Convertible Preferred Stock into shares of common stock. As of October 28, 2004, all shares of Series D Convertible Preferred Stock had been converted to shares of common stock.

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

Overview

TurboChef Technologies, Inc. is a leading provider of equipment, technology and services focused on the high-speed preparation of food products for the speed cook sector of the commercial cooking equipment market. Our user-friendly speed cook ovens employ proprietary combinations of heating technologies such as convection, air impingement, microwave energy and other advanced methods to cook food products at high speeds with food quality that we believe to be comparable or superior to that of conventional heating methods. We currently offer two commercial ovens, our C3 oven and our Tornado oven, and are developing various new ovens for the commercial cooking equipment market and residential oven market. Our primary markets for our commercial ovens are with commercial foodservice operators throughout North America, Europe and Asia. We currently sell our ovens in North America through our internal sales force and through a direct sales force of manufacturer’s representatives, and in Europe and Asia through a network of equipment distributors. We also are working to expand the market for our commercial ovens in Latin America and Australia. In addition, we offer fee-based equipment development and testing, prototype fabrication and other services, and food preparation, menu planning and analysis and related consulting services to foodservice equipment manufacturers and other members of the foodservice industry. We believe that we operate in one primary business segment.

During 2004, our new management team focused on strengthening our operating systems and infrastructure, solidifying our sales and marketing efforts, performing under our supply agreement with the Subway system, integrating our Enersyst acquisition and developing our strategy for the residential oven market. Sales to Subway franchisees resulted in a material increase in revenues and income in the quarters ended September 30, 2004 and December 31, 2004 and are expected to continue to represent a significant portion of our income and revenue in 2005, albeit to a lesser extent after March 31, 2005, the date by which the North American roll-out is expected to be substantially complete. The Subway relationship should continue to be a meaningful contributor to future revenues as we undertake delivery of ovens to international Subway locations, new Subway restaurants are opened and existing restaurants assess their needs for additional ovens. During 2005, our focus will be on generating revenues from other foodservice establishments, introducing new commercial products and developing our residential oven products and strategies.

Restatement of Financial Statements

The Company restated its financial statements for the years ended December 31, 2003 and 2002. The following management’s discussion and analysis takes into account the effects of the restatement with respect to any 2003 or 2002 comparisons.

Application of Critical Accounting Policies

Below is a discussion of our critical accounting policies. For a complete discussion of our significant accounting policies, see the footnotes to the financial statements included in this annual report and discussion throughout this document. These policies are critical to the portrayal of our financial condition and/or are dependent on subjective or complex judgments, assumptions and estimates. If actual results differ significantly from management’s estimates and projections, then there could be a significant impact on the financial statements. The impact of changes in key assumptions may not be linear. Our management has reviewed the application of these policies with the audit committee of our board of directors.

Revenue Recognition

Revenue from product sales is recognized when title and risk of loss are transferred to the customer, substantially all obligations relating to a sale are completed, prices are fixed or determinable and collection of the related receivable is reasonably assured. If the terms of a sale require installation, the revenue cycle is substantially complete after installation has occurred; therefore, revenue is recognized upon installation. For sales where the customer has assumed the installation responsibility and sales to designated agents, substantially all obligations are completed at the time of shipment to the customer or the customer’s designated agent; therefore, revenue is recognized upon shipment. Revenue for sales of replacement parts and accessories is recognized upon shipment to the customer. Royalty revenues are recognized based on the sales dates of licensees’ products, and services revenues are recorded based on attainment of scheduled performance milestones.

We provide for returns on product sales based on historical experience and adjust such reserves as considered necessary. To date, there have been no significant sales returns. We have deferred approximately $2.7 million of revenue and approximately $1.6 million of costs of product sales related to ovens sold in 2002 and 2003 to franchisees of a major restaurant chain under a proposal which offered a future exchange for a new oven contingent on completion of a franchise-wide sale and roll-out of our new ovens.

Product Warranty

We warrant our ovens against defects in material and workmanship for a period of one year from the date of installation. Anticipated future warranty costs are estimated based upon historical experience and are recorded in the periods ovens are sold. Periodically, our warranty reserve is reviewed to determine if the reserve is sufficient to cover the repair costs associated with the remaining ovens under warranty. At this time, we believe that, based upon historical data, the current warranty reserve is sufficient to cover the associated costs. If warranty costs trend higher, we would need to record a higher initial reserve as well as reserve the estimated amounts necessary to cover all ovens remaining under warranty. For example, if the costs of actual product warranty were 10% higher than we expected, our provision for warranties would have been higher and net income would have been lower by approximately $302,000 for the year ended December 31, 2004. Any such additional reserves would be charged to cost of goods sold and could have a material effect on our financial statements.

Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair values. Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires goodwill and other acquired intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must undergo an impairment test at least annually. We completed our annual goodwill impairment test in October 2004 and determined that the carrying amount of goodwill was not impaired. We will continue to perform our goodwill impairment review annually or more frequently if facts and circumstances warrant a review.

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We are currently amortizing acquired developed technology using the straight line method over an estimated useful life of 10 years.

Stock-Based Compensation and Other Equity Instruments

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

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. We currently disclose pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net income and net income per share in a Note to the Consolidated Financial Statements. Upon adoption of SFAS No. 123R, pro forma disclosure will no longer be an alternative. The table in Note 2 to the Consolidated Financial Statements reflects the estimated impact such adoption would have had on our net income and net income per share if it had been in effect during the three years ended December 31, 2004. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future, there were no such amounts recognized in 2004. We will begin to apply SFAS No. 123R using the most appropriate fair value model as of the interim reporting period ending September 30, 2005.

We account for transactions in which services are received in exchange for equity instruments issued based on the fair value of such services received from non-employees or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. We account for transactions in which we issue convertible securities in accordance with EITF Issues No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The two factors which most affect charges or credits to operations related to stock-based compensation are the fair value of the underlying equity instruments and the volatility of such fair value. We believe our prior and current estimates of these factors have been reasonable.

Foreign Exchange

For the year ended December 31, 2004, less than 10% of our revenues were derived from sales outside of the United States. For the years ended December 31, 2003 and 2002, 43% and 37% of our revenues were derived from sales outside of the United States, respectively. These sales and subsequent accounts receivable and less than 10% of selling, general and administrative expenses for the year ended December 31, 2004 and 12% for the years ended December 31, 2003 and 2002, respectively, are also denominated in foreign currencies, principally in Euros. At this time, we do not engage in any foreign exchange hedging activities.

Deferred Income Taxes

In preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. In addition, for the year ended December 31, 2004, we utilized net operating loss carryforwards (“NOLs”) of approximately $9.4 million to reduce 2004 income tax expense. As of December 31, 2004, after utilization of these NOLs, we have remaining NOLs of approximately $38.6 million, all of which are subject to annual limitations resulting from the change in control provisions in Section 382 of the Internal Revenue Code. These NOLs begin to expire in 2009. Additionally, we have $3.2 million in income tax deductions related to stock option exercises, the tax effect of which will be reflected as a credit to additional paid-in capital when realized. A valuation allowance is recorded to reduce our net deferred income tax assets to the amount that is more likely than not to be realized. Based on our previous history of losses, we have recorded a valuation allowance as of December 31, 2004, equal to the full amount of our net deferred income tax assets including those related to our NOLs. Future profitable operations would permit recognition of these net deferred income tax assets, which would have the effect of reducing our income tax expense. Future operations could also demonstrate a return to profitability sufficient to warrant a reversal of the valuation allowance which would positively impact our financial statements.

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

The Company terminated an agreement with a manufacturing outsourcing partner in December 2004 and is in the process of negotiating a final settlement related to certain outstanding matters. The Company is unable to determine the outcome of such negotiations at this time. However the Company does not believe it will result in a significant negative impact to the results of operations, when settled.

Enersyst Acquisition

On May 21, 2004, we acquired Enersyst Development Center, L.L.C., a leading provider and source of innovations to the foodservice industry. Historically, Enersyst researched, developed and licensed its proprietary foodservice technologies to foodservice equipment manufacturers, and provided fee-based consulting services to members of the foodservice industry to test and develop products for the foodservice market. Enersyst holds more than 180 issued patents and patent applications worldwide related to heat transfer, air impingement and associated food technologies. As a result of this acquisition, we believe we are better positioned to deliver the most advanced speed cook equipment, technology and services to customers worldwide. The results of Enersyst’s operations have been included in our consolidated financial statements since the acquisition date.

Total consideration for this transaction, $14.0 million, consisted of $7.7 million cash, including transaction costs, and $6.3 million equity in the form of Enersyst preferred membership units exchangeable in the future, at the discretion of the holders, for approximately 611,000 shares of our common stock. As of March 1, 2005, approximately 518,000 shares had been exchanged. The cash portion of the acquisition was funded by a May 2004 private placement of common stock. Total goodwill recorded was $5.8 million, none of which is deductible for income tax purposes.

Results of Operations

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Total revenues for 2004 were $70.9 million, an increase of $67.2 million, compared to revenues of $3.7 million for 2003. This increase was due primarily to increased oven revenues of $64.4 million substantially attributable to sales of our Tornado model oven to Subway franchisees. Of the remaining increase, $1.2 million represented royalty and services revenue related to the Enersyst acquisition and the remainder was due to increased consumable and other revenues.

Cost of product sales for 2004 was $44.0 million, an increase of $42.1 million, compared to $1.9 million for 2003. The increase in cost of product sales was due primarily to the increase in ovens sold. As a percentage of related product sales, cost of product sales increased due to the lower margin experienced on sales to Subway franchisees.

Cost of product sales is calculated based upon the actual cost of the oven, the cost of any accessories supplied with the oven, an allocation of cost for freight, duties and taxes for the ovens imported and a reserve for warranty. Cost of product sales does not include any cost allocation for administrative and support services required to deliver or install the oven or an allocation of costs associated with the ongoing quality control of our manufacturers. These costs are recorded within selling, general and administrative expenses. Cost of product sales also does not attribute any allocation of compensation or general and administrative expenses to royalty and services revenues.

Gross profit on product sales for 2004 was $25.7 million, an increase of $24.0 million, compared to gross profit on product sales of $1.7 million for 2003. The increase in gross profit for 2004 was due primarily to the increase in unit sales. Gross profit on product sales as a percentage of product sales revenue decreased due to volume pricing on sales to Subway franchisees.

Research and development expenses for 2004 were $1.2 million, an increase of $305,000, compared to $897,000 for 2003. These increases relate primarily to the expanded scope of research activities brought about by the Enersyst acquisition and initial expenses in prototype development for new oven models.

Selling, general and administrative expenses, including depreciation and amortization, for 2004 were $15.8 million, an increase of $9.3 million, compared to $6.5 million for 2003. These increases were due to the required expansion of operations to support the previously noted increased level of sales activity stemming from the Subway relationship. The more significant items of increase included payroll and related expenses of $4.1 million, including incentive pay of $1.1 million related to 2004 performance, travel and related expenses of $1.1 million and marketing and related expenses of $1.1 million. Additionally, legal and professional fees increased $1.8 million primarily attributable to the Maytag litigation and professional fees associated with our Sarbanes-Oxley compliance. Rent and occupancy costs increased $363,000 attributable to our new offices in Atlanta and New York. Non-employee compensation related to charges for stock-based compensation decreased $297,000. Additionally, we recorded a charge of $735,000 in the fourth quarter of 2003 to provide for the potential uncollectibility of a receivable from Maytag which is part of our pending litigation. The Enersyst acquisition added selling, general and administrative expenses of $1.8 million related to the costs of additional personnel and facilities and increased amortization related to acquired intangibles. Depreciation and amortization expense also increased, to a lesser extent, related to tooling and other equipment purchases made to support activity from the Subway relationship and leasehold improvements in the new facilities. The 2003 amounts were also reflective of a curtailment of activity in the business early in the year as financial resources became scarce.

Concurrent with the private placement of our Series D Preferred Stock in October 2003 and the election of new officers and board members, we terminated four former officers and/or directors. In this regard, we entered into various settlement and release and severance agreements with these individuals under which cash was given, common stock and/or options were issued and/or previously issued equity instruments were modified. In connection with this, we recorded $7.6 million in compensation charges in 2003. Of this amount, $200,000 represented cash severance and the balance was related to estimated fair value computations applied to equity instruments received and/or modified.

Net other income (expense) for 2004 was $161,000 as compared to $(1.1) million for 2003. The 2003 amount related primarily to debt extinguishment costs incurred to retire a note payable.

Our provision for income taxes in 2004 was $301,000 and consists of estimated Federal Alternative Minimum Tax and estimated state and local taxes. This tax provision is an effective tax rate of 3% and reflects utilization of approximately $9.4 million in operating losses carried forward from prior years (NOLs) which reduced our taxable income in 2004. As of December 31, 2004, we have available approximately $38.6 million in remaining NOL carryforwards, all of which are subject to annual limitations resulting from the change in control provisions in Section 382 of the Internal Revenue Code. These NOLs begin to expire in 2009. Additionally, we have $3.2 million in income tax deductions related to stock option exercises, the tax effect of which will be reflected as a credit to additional paid-in capital when realized. As described in Note 8 to the Consolidated Financial Statements, a valuation allowance has been recorded to reduce our net deferred income tax assets to the amount that is more likely than not to be realized. Based on our previous history of losses, we have recorded a valuation allowance as of December 31, 2004, equal to the full amount of our net deferred income tax assets including those related to our NOLs. Future profitable operations would permit recognition of these net deferred income tax assets, which would have the effect of reducing our income tax expense. Future operations could also demonstrate a return to profitability sufficient to warrant a reversal of the valuation allowance, which would positively impact our financial statements

Preferred stock dividends for 2004 were nil due to the conversion of our Series B and C Preferred Stock into common stock in October 2003. In 2003, we recorded a one-time, non-cash charge of $12.6 million to recognize as a deemed dividend the beneficial conversion feature related to our Series D Convertible Preferred Stock, all of which converted into common stock by October 28, 2004.

As a result of the foregoing, we generated net income applicable to common stockholders of $9.7 million for 2004 compared to a net loss applicable to common stockholders of $(27.1) million for 2003.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Revenues for the year ended December 31, 2003 were $3.7 million, compared to revenues of $5.7 million for the year ended December 31, 2002. This decrease is primarily attributable to a 38% decrease in the unit sales of ovens during fiscal 2003. This decline in unit sales is reflective of our cash and liquidity position for much of 2003 which led to a significant curtailment of operations. The average selling price per unit increased approximately 1% from the previous period. This slight increase in the average selling price of ovens is due in large part to moderation of the number of units sold to Subway franchisees during 2003. Subway franchisees benefited from a favorable price as part of a major order initiated in 2002 and sales to Subway franchisees represented 22% of recognized sales in 2002 compared to 8% of sales in 2003. Additionally, in the years ended December 31, 2003 and 2002, Subway franchisees purchased approximately 400 ovens as part of a market test of certain new product initiatives. The revenue and related cost of sales totaling $2.7 million and $1.6 million, respectively, have been deferred due to the terms of sale on these ovens offering a future exchange provision for a new oven contingent on completion of a franchise-wide sale and roll-out of our ovens.

Cost of product sales for the year ended December 31, 2003 were $1.9 million compared to $3.5 million for cost of sales for the year ended December 31, 2002. The decrease is principally due to the 38% decrease in the number of ovens sold during the year. The average unit cost per oven decreased approximately 5% in 2003. The decline resulted from favorable purchasing of components coupled with a slight shift in mix between ovens sold in the U.S. versus Europe where the ovens are slightly more costly to produce. Cost of product sales for 2002 also included a $190,000 increase in the warranty reserve for a customer.

Gross profit on product sales for the year ended December 31, 2003 decreased $440,000 to $1.7 million, when compared to gross profit on product sales of $2.2 million during the year ended December 31, 2002. This decrease is due primarily to the significant decrease in the number of ovens sold during the year ended December 31, 2003, partially offset by an increase in the average margin per unit.

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

Selling, general and administrative expenses for the year ended December 31, 2003 decreased $2.0 million to $6.5 million from comparable expenses of $8.5 million for the year ended December 31, 2002. This decrease is due primarily to a decrease in sales and marketing related expenses of $1.4 million, including decreased payroll expenses of $668,000, travel expenses of $472,000, trade show expenses of $197,000 and advertising expenses of $30,000. In addition, general and administrative expenses decreased by $629,000 net, including decreased payroll expenses of $331,000 and lower occupancy costs of $387,000, reductions in consulting services of $309,000, a $266,000 decrease in depreciation and amortization charges, and decreases in insurance expense, printing and other administrative expenses aggregating approximately $238,000. These decreases were partially offset by an increase in compensation expense for stock and option awards of $208,000 and a charge of $735,000 recorded in the fourth quarter of 2003 to provide for the potential uncollectibility of a receivable from Maytag which is part of our pending litigation. The reductions in selling, general and administrative expenses were due principally to concerted efforts to reduce expenses in light of our cash and liquidity position through much of 2003. These efforts included reductions in staff and closure of the Company’s offices in New York and the United Kingdom.

Concurrent with the private placement of our Series D Convertible Preferred Stock in October 2003 and the election of new officers and board members, we terminated four former officers and/or directors. In this regard, we entered into various settlement and release and severance agreements with these individuals which included the payment of cash, issuance of common stock and options, and modification of previously issued equity instruments. In connection with this, we recorded $7.6 million in compensation charges. Of this amount, $200,000 represents cash severance and the balance is related to estimated fair value computations applied to equity instruments received and/or modified.

Net other (expense) income was ($1.1) million for the year ended December 31, 2003, compared to $29,000 for the year ended December 31, 2002. The increase in other expense was principally due to $1.1 million in interest expense and debt extinguishment costs related to a settlement reached with Grand Cheer Company Limited, holder of a note payable from us, and $100,000 in foreign exchange losses for 2003 as compared to ($226,000) and $108,000, respectively for these items in 2002. Interest expense in 2002 included a non-cash financing charge of $200,000 associated with the loan from Grand Cheer.

Charges related to preferred stock dividends decreased by $75,000 for the year ended December 31, 2003, as compared to the year ended December 31, 2002. This was due to the conversion of our Series B and C Preferred Stock into common stock in October 2003.

During 2003, we incurred a one-time, non-cash charge of $12.6 million to record a deemed dividend in recognition of the beneficial conversion feature intrinsic in the terms of conversion of our Series D Convertible Preferred Stock. These securities were immediately convertible into common stock at the option of the holders without additional consideration and the fair value of the underlying common stock into which they were convertible exceeded the total proceeds from the Series D Convertible Preferred Stock issuance.

Net loss applicable to common stockholders increased by $20.1 million to $27.1 million for the year ended December 31, 2003, as compared to $7.0 million for the year ended December 31, 2002. The net loss per share increased to $3.99 from $1.10 a share, based on the weighted average number of shares outstanding of 6,797,575 and 6,301,236 for the years ended December 31, 2003 and 2002, respectively. The increase in the net loss is due principally to the beneficial conversion feature of the Series D Convertible Preferred Stock, the compensation and severance related to termination of former officers and directors, together with the decrease in oven sales during 2003. The decrease in margin from oven sales was offset by a decrease in selling, general and administrative costs.

Liquidity and Capital Resources

Our capital requirements in connection with our product and technology development and marketing efforts have been and will continue to be significant. Additional capital will be required to expand our operations. Prior to the quarter ended September 30, 2004, we had, from inception, incurred significant operating losses.

On October 28, 2003 we completed a private placement of our Series D Convertible Preferred Stock to OvenWorks, LLLP and to certain other investors for whom OvenWorks served as nominee. At the time of issuance, the shares of Series D Convertible Preferred Stock issued in the private placement were convertible into a number of shares of our common stock representing approximately 58% of our total equity on a fully diluted, as converted basis (i.e., assuming that all outstanding options, warrants and other rights for the purchase of our common stock were exercised, and all outstanding shares of all series of our preferred stock, including the Series D Convertible Preferred Stock, were converted into common stock). Net proceeds of the private placement were $12.6 million. As of October 28, 2004 all shares of the Series D Convertible Preferred Stock had been converted into 14,217,667 shares of our common stock.

In May 2004, we completed a private placement of 1,151,210 shares of common stock for aggregate consideration of $10.0 million, or $8.70 per share. A portion of the proceeds from the private placement was used to finance our acquisition of Enersyst with the remainder to be used for working capital and other general corporate purposes.

On February 8, 2005, we closed a public offering of 5,000,000 shares of our common stock at $20.50 before discounts and commissions to underwriters and other offering expenses. Of the shares sold, 2,925,000 were sold by the Company and 2,075,000 were sold by certain selling stockholders. We plan to use the net proceeds, approximately $55.0 million, to finance the development and introduction of residential ovens, to pursue possible acquisitions or strategic investments and for working capital and other general corporate purposes.

Our management anticipates that current cash on hand, collections of its accounts receivable, cash from anticipated sales of ovens and the proceeds of our public offering will provide sufficient liquidity for us to execute our business plan and expand our business as needed. Additionally, on February 28, 2005, we closed a $10.0 million credit facility with Bank of America. This facility will provide stand-by credit availability to augment the cash flow anticipated from operations.

We have, and will continue to hold, inventory due to our manufacturing cycle. As of December 31, 2004, we held $3.5 million of finished goods inventory (ovens), $259,000 of demonstration inventory (ovens used for customer demonstrations, tests and pilot programs) and $4.3 million of parts inventory (used for manufacturing and service). We offer demonstration inventory free of charge or at reduced prices to certain large prospective customers who wish to test and evaluate an oven prior to purchase.

In September 1999, we entered into an agreement with Whitbread Group PLC to provide certain upgrades to, and an extended warranty for, a number of our ovens that were sold to Whitbread. In February 2002, we entered into an agreement with Whitbread to terminate the September 1999 agreement, under which we were required to make monthly payments over a 24-month period to Whitbread. We did not make certain of these monthly payments and were in default under the February 2002 agreement. In connection with these matters, we recorded adjustments to our warranty liability for Whitbread of approximately $190,000. Other than a provision for the estimated effects of foreign exchange, there had been no activity in our liability related to Whitbread since 2002. At September 30, 2004 this liability totaled $739,000. In November 2004, we settled this liability for £150,000 (or approximately $280,000).

We did not make certain payments to Maytag Corporation under a promissory note that we issued for the purchase of certain parts and oven inventory in November 2001. In January 2003, Maytag obtained a summary judgment against us in the amount of $359,372, representing unpaid principal and interest under the note, and in March 2004, we paid this judgment in full, including estimates for additional costs. Our dispute with Maytag over these payments is part of a series of legal proceedings against Maytag that is discussed in detail elsewhere in this Annual Report.

Since the October 2003 private placement, we have implemented plans to increase expenditures in marketing, advertising and promotion, research and development and customer support to serve the growth in our activity. In addition, we are currently refining a prototype oven to be introduced in the residential oven market. We anticipate that we will incur increased expenditures relating to marketing, advertising and promotion and research and development of our residential products in future periods.

Cash provided by operating activities was $3.6 million for the year ended December 31, 2004 as compared to cash used in operations of $3.4 million for the year ended December 30, 2003. Net cash provided by operating activities for 2004 resulted from our net income of $9.7 million plus non-cash charges of $1.2 million (principally depreciation and amortization) offset by an increased investment in working capital of $7.3 million. The working capital investment was largely due to increases of $8.6 million in accounts receivable and $6.8 million in inventory, offset by increases of $7.7 million in accounts payable and $3.8 million in accrued expenses and warranty resulting, in large part, from current sales to Subway franchisees and the inventory requirements to accommodate the anticipated level of future orders. Substantially all of the December 31, 2004 outstanding accounts receivable were collected prior to January 31, 2005. Additionally, pursuant to the terms of the agreement under which we provide ovens to Subway restaurants, we agreed to segregate the funds for estimated warranty costs for the Subway ovens. The estimated warranty cost is deposited to a separate account within 10 days of payment for the oven and withdrawals for the cost of warranty parts and labor are made periodically, as incurred, up to the amount initially deposited. Unexpended funds at the end of the warranty period are retained by us. As of December 31, 2004, the amount of these segregated funds totaled $3.2 million, which is classified as restricted cash on the consolidated balance sheet as of December 31, 2004.  Net cash used in operating activities for 2003 resulted from our net loss of $(14.3) million, offset by $9.1 million of net non-cash charges (depreciation, amortization, non-cash interest and debt extinguishment costs, and non-cash compensation expenses) and a reduction in working capital of $944,000 consisting of a

$258,000 increase in prepaid expenses and other assets, primarily related to procuring appropriate levels of business insurance, and an $809,000 decrease in accounts payable, related to bringing our vendor accounts current. These operating cash requirements were partially offset by a decrease of $1.1 million in accounts receivable as we focused efforts on collections, a $360,000 decrease in inventories as production of finished ovens was curtailed and a $550,000 increase in deferred revenue from the sale of 150 ovens to two major customers.

Cash used in investing activities for the year ended December 31, 2004 was $10.9 million compared to $33,000 for the year ended December 31, 2003. The increase is due primarily to $7.7 million net cash expended for the acquisition of Enersyst and $2.9 million in capital expenditures, primarily related to tooling and other equipment purchases made to support activity from our relationship with the Subway system and to establishing offices in Atlanta and New York. We anticipate capital expenditures of approximately $5.0 million during 2005, including anticipated capital expenditures in connection with the introduction of our residential oven, and anticipate funding those expenditures from working capital and the proceeds of our public offering.

Cash provided by financing activities for the year ended December 31, 2004 was $11.4 million compared to $11.7 million for the year ended December 31, 2003. In 2004, we received net proceeds of $10.0 million from the May 2004 private placement and $1.8 million in proceeds from the exercise of options and warrants, and we paid $380,000 in notes payable. In 2003, we received net proceeds of $12.6 million from the sales of our Series D Preferred Stock and $87,000 in proceeds from the exercise of options and warrants, and we paid a $1.0 million loan with these proceeds.

At December 31, 2004, we had cash and cash equivalents of $12.9 million and working capital of $17.4 million as compared to cash and cash equivalents of $8.9 million and working capital of $5.7 million at December 31, 2003.

Contractual Cash Obligations

As of December 31, 2004, our future contractual cash obligations are as follows (in thousands):

	Payments Due By Period
	Total	2005	2006	2007	2008	2009	Thereafter

Operating Leases	$6,323	$669	$998	$1,001	$1,008	$933	$1,714

We believe that existing working capital and cash flow from operations, together with availability under our recently closed $10.0 million credit facility with Bank of America, will provide sufficient cash flow to meet our contractual obligations. We intend to seek financing for any amounts that we are unable to pay from operating cash flows. Financing alternatives are routinely evaluated to determine their practicality and availability in order to provide us with additional funding at the least possible cost.

We believe that our existing cash, credit availability and anticipated future cash flows from operations will be sufficient to fund our working capital and capital investment requirements for the next twelve months and a reasonable period of time thereafter.

Authoritative Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Provisions of this Statement are effective for fiscal years ending after June 15, 2005, but early application is permitted. Adoption of this Statement will not materially impact our financial statements.

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. We currently disclose pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net income and net income per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. The table in Note 2 to the Consolidated Financial Statements reflects the estimated impact that such a change in accounting treatment would have had on our net income and net income per share if it had been in effect during the three years ended December 31, 2004. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future, there were no such amounts recognized in 2004. We will begin to apply SFAS No. 123R using the most appropriate fair value model as of the interim reporting period ending September 30, 2005.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

As previously discussed, our actual results could differ materially from our forward looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below. These and many other factors described in this report could adversely affect our operations, performance and financial condition.

We have a history of losses, we could continue to incur losses in the future, and we may never achieve sustained profitability.

We had net losses applicable to common stockholders of $27.1 million and $7.0 million for the fiscal years ended December 31, 2003 and 2002, respectively. Our accumulated deficit as of December 31, 2004 was $52.3 million. We were not profitable during the fiscal years ended December 31, 2003 and 2002, and although we were profitable during the fiscal year ended December 31, 2004, it is uncertain whether our profitability can be sustained. We can provide no assurance that our future operations will be profitable.

We have depended, and will continue to depend, upon one customer for a material portion of our revenues, and if such customer’s contract is terminated, or if such customer significantly reduces its purchases of our ovens, our revenues would decrease and our financial performance would decline.

In March 2004, we were chosen to be the exclusive supplier of speed cook ovens to Subway franchise restaurants worldwide. Revenues from the sale of ovens to Subway franchisees constituted the substantial majority of our total revenues for our 2004 fiscal year, and although the North American roll-out to existing Subway franchisees is expected to be substantially complete by March 31, 2005, we expect that sales to Subway franchisees will continue to constitute a significant portion of our revenues in the future as we undertake delivery of ovens to international Subway locations, new Subway restaurants are opened and existing restaurants assess their needs for additional ovens. However, our agreement with the Subway system does not specify a number of ovens that Subway franchisees must purchase in the future. If this agreement is terminated, or Subway franchisees otherwise discontinue or significantly reduce their purchases of our ovens either before or after completion of the system-wide roll-out, we may be left with higher than expected levels of components and finished goods inventory, our revenues would decrease, and our financial performance would decline.

Our financial performance during the third and fourth quarters of 2004 and the first quarter of 2005 may not be indicative of our future financial performance.

Although we expect that sales to Subway franchisees will continue to constitute a significant portion of our revenues in the future as we undertake delivery of ovens to international Subway locations, new Subway restaurants are opened and existing restaurants assess their needs for additional ovens, the North American roll-out to existing Subway franchise restaurants began in the third quarter of 2004 and is expected to be substantially complete by March 31, 2005. This roll-out will mark the highest level of sales and production volume in our history. The roll-out has resulted in a material increase in our earnings for the third and fourth quarters of 2004, and is expected to result in a material increase in our earnings for the first quarter of 2005. Consequently, our financial results for the three and nine months ended September 30, 2004 and the three and twelve months ended December 31, 2004, and our expected results for the three months ending March 31, 2005, will reflect a substantial increase over the same periods in 2003 and 2004. Because of the unique nature of the size and scope of the roll-out, there can be no assurance that in future periods we will be able to duplicate our results realized during the roll-out by generating sufficient other revenues to offset the loss of revenues associated with the completion of the North American roll-out. Our inability to match or exceed these results in future periods would affect our financial performance and may materially and adversely affect the price of our common stock.

We continue to expand rapidly, and we may be unable to manage our growth.

We intend to continue the rapid growth of our business, but we cannot be sure that we will successfully manage this growth. Continued growth could place a strain on our management, operations and financial resources. There also will be additional demands on our sales, marketing and information systems and on our administrative infrastructure as we develop and offer new and additional products and enter new markets. We cannot assure you that our operating and financial control systems, administrative infrastructure, outsourced and internal production capacity, facilities and personnel will be adequate to support our future operations or to effectively adapt to future growth. If we cannot manage our growth effectively, our business may be harmed.

We have a long sales cycle that requires an extended sales effort and is difficult to predict.

A customer’s decision to purchase our commercial ovens often involves a lengthy evaluation and product qualification process, and selling our commercial ovens often requires us to educate potential customers about the uses and benefits of our speed cook technology and services. In addition, the integration of our ovens into a customer’s business is often a company-wide initiative, which can include the development of new menus and food products and the launch of new marketing and advertising campaigns. These factors have made the sales cycles for our commercial ovens long, ranging from a few months to several years, making it difficult for us to predict when sales to potential customers may occur.

Because the market for our commercial ovens is an emerging sector of the commercial cooking equipment market, we will be required to undertake significant marketing efforts to achieve market acceptance, the success of which cannot be predicted.

The market for our commercial ovens is a nascent sector of the commercial cooking equipment market. As is typical with new products based on innovative technologies, demand for and market acceptance of our commercial ovens are subject to a high level of uncertainty. Achieving market acceptance for our commercial ovens will require substantial marketing efforts and the expenditure of significant funds to increase public awareness of our brand and our products, and to educate potential customers as to the distinctive characteristics and benefits of our products and our technologies. There can be no assurance that our marketing efforts will result in significant market acceptance of our commercial ovens.

The success of our planned entry into the residential oven market is subject to the risks inherent in establishing a new business enterprise, and we cannot assure you that we will be successful in this endeavor.

An important part of our growth strategy includes the research, development and introduction of residential speed cook ovens. Historically, our expertise has been in the speed cook sector of the commercial cooking equipment market, and although we have developed technologies that currently are being licensed for use in certain existing residential ovens, we have no prior experience in the production, marketing and sale of products in the residential oven market. Our entry into the residential oven market will be subject to all of the risks inherent in the establishment of a new business enterprise, and acceptance of our speed cook products in this market will depend upon our ability to, among other things, successfully:

•	refine and adapt our technologies for residential application;

•	develop residential ovens based on our technologies at a competitive price point;

•	create and develop demand for and market acceptance of our technologies in the residential oven market;

•	market, promote and distribute our speed cook ovens, and establish public awareness of our brand, in the residential oven market;

•	compete with the numerous, well-established manufacturers and suppliers of conventional and speed cook ovens already in the residential oven market; and

•	establish and maintain sufficient internal research and development, marketing, sales, production and customer service infrastructures to support these efforts.

Although this new line of business is closely related to our commercial oven business, there can be no assurance that we will be able to successfully enter this market. We expect to devote considerable resources and expenditures to this new line of business, and we cannot assure you that we will be able to develop successful residential oven technology or successfully commercialize and bring to market our residential ovens. If we cannot successfully develop and bring to market our residential ovens, our financial performance may suffer and our business may be harmed.

We are subject to risks associated with developing products and technologies, which could delay product introductions and result in significant expenditures.

We continually seek to refine and improve upon the physical attributes, utility and performance of our existing ovens and to develop new ovens. As a result, our business is subject to risks associated with new product and technological development, including unanticipated technical or other problems and the possible insufficiency of funds allocated for the completion of development of a particular product or technology. The occurrence of any of these risks could cause a substantial change in the design, delay in the development, or abandonment of new technologies and products. Consequently, there can be no assurance that we will develop oven technologies superior to our current technologies, successfully bring to market new commercial ovens, or develop and successfully commercialize a residential line of ovens. Additionally, there can be no assurance that, if developed, new technologies or products will meet our current price or performance objectives, be developed on a timely basis or prove to be as effective as products based on other technologies. The inability to successfully complete the development of a product, or a determination by us, for financial, technical or other reasons, not to complete development of a product, particularly in instances in which we have made significant expenditures, could have a material adverse effect on our operating results.

If we are unable to keep up with evolving technology, our products may become obsolete.

The market for our products and technologies is characterized by evolving technology. We will not be able to compete successfully unless we continually enhance and improve our existing products, complete development and introduce to the market in a timely manner our proposed products, adapt our products to the needs and standards of our customers and potential customers, and continue to improve operating efficiencies and lower manufacturing costs. Moreover, competitors may develop technologies or products that render our products obsolete or less marketable.

We may not be able to compete effectively because our target markets are highly competitive, and some of our competitors have greater financial or technological resources.

Both the speed cook sector of the commercial cooking equipment market and the residential oven market are characterized by intense competition. We compete, and will in the future compete, with numerous well-established manufacturers and suppliers of commercial and residential ovens, including manufacturers and suppliers whose ovens have been developed under exclusive licenses of our proprietary speed cook technologies. We also are aware of others who are developing, and in some cases have introduced, new ovens based on other speed cook methods and technologies. There can be no assurance that other companies do not have or are not currently developing functionally equivalent products, or that functionally equivalent products will not become available in the near future. In addition, there can be no assurance that the products that we develop will be functionally superior to, or gain more commercial acceptance than, products currently being produced by third parties who have exclusive licenses to some of our proprietary technologies. Most of our competitors possess substantially greater financial, marketing, personnel and other resources than we do, and have established reputations relating to product design, development, manufacture, brand recognition, marketing and service of cooking equipment.

The use of outsourced manufacturing subjects us to potential disruptions in product supply and other potential adverse effects.

We do not maintain supply agreements with third parties for raw materials or components. Instead, we purchase these items pursuant to purchase orders in the ordinary course of business. We attempt to maintain multiple sources of supply for these items, but some of the specially-designed components used in our ovens are sourced from a limited number of suppliers. Currently, some of our finished ovens are assembled from these components by a contract manufacturer located in China.

We are and will continue to be dependent on the ability of these third parties to, among other things, meet our design, performance and quality specifications, provide components and produce finished ovens in a timely manner. Events beyond our control could have an adverse effect on the cost or availability of raw materials and components. Shipment delays, unexpected price increases or changes in payment terms from our suppliers of components could impact our ability to secure necessary components, and could adversely affect the ability of our contract manufacturers to produce finished ovens for shipment to our customers. Additionally, if any of our contract manufacturers experience delays, disruptions, capacity constraints or quality control problems in its operations, or negatively changes the payment or other terms under which it agrees to assemble ovens for us, we may be unable to replace the lost manufacturing capacity on a timely and cost-effective basis, product shipments to our customers could be delayed and we may experience an increase in our component part inventory levels. The occurrence of any of these events would have a material adverse effect on our financial performance, competitive position and reputation.

Outsourcing operations to foreign countries also subjects us to various risks inherent in foreign manufacturing, including increased credit risks, tariffs, duties and other trade barriers, fluctuations in foreign currency exchange rates, shipping delays, acts of terrorism and international political, regulatory and economic developments. Any of these risks could increase our costs of goods, interrupt our operations or have a significant impact on our foreign manufacturer’s ability to deliver our products.

We may need additional capital to finance growth and to execute our business plan, and we may be unable to obtain additional capital under terms acceptable to us or at all.

Our capital requirements in connection with the execution of our business plan, including our marketing and sales efforts, continuing commercial and residential product development and working capital needs, are expected to be significant for the foreseeable future. In addition, unanticipated events could cause our revenues to be lower and our costs to be higher than expected, resulting in the need for additional capital. Historically, cash generated from our operations was not sufficient to fund our capital requirements, and we relied upon proceeds from sales of our securities to fund our operations. We have recently closed a public offering of our common stock which generated approximately $55.0 million in proceeds to the Company and have closed a $10.0 million stand-by credit facility with Bank of America. While we believe that our present capital provides us the ability to execute our business plan, we cannot make assurances in this regard. Further, if we do not have sufficient funds available, or are unable to obtain capital necessary to meet our future requirements, we may be unable to fund the research, development and sale of ovens, and we may have to delay or abandon one or more aspects of our business plan, any of which could harm our business.

Our financial performance is subject to significant fluctuations.

Our financial performance is subject to quarterly and annual fluctuations due to a number of factors, including:

•	our lengthy, unpredictable sales cycle for commercial ovens;

•	the gain or loss of significant customers;

•	unexpected delays in new product introductions;

•	level of market acceptance of new or enhanced versions of our products;

•	unexpected changes in the levels of our operating expenses including increased research and development and sales and marketing expenses associated with new product introductions;

•	competitive product offerings and pricing actions; and

•	general economic conditions.

The occurrence of any of these factors could materially and adversely affect our operating results and the price of our common stock.

We rely heavily on our senior management team and the expertise of management personnel.

Our operations will depend for the foreseeable future on the efforts of our executive officers and our other senior management to execute our business plan, and any of our executive officers or senior management can terminate his relationship with us at any time. Our business and prospects could be adversely affected if these persons, in significant numbers, do not perform their key roles as expected, or terminate their relationships with us, and we are unable to attract and retain qualified replacements.

Our senior executive officers have limited prior experience in our industry.

Our senior executive officers have limited experience in operating a business in our industry, and there is no guarantee that these persons will fully develop the necessary expertise to successfully execute our business plan. The failure of our senior executive officers to fully develop this expertise would have a significant impact on our ability to compete in this industry and to operate our business effectively.

Our Chairman controls a significant interest in our common stock and may cause the shares to be voted in ways with which you may disagree.

As of March 1, 2005, OvenWorks, LLLP owns, of record, 10,799,333 shares of our common stock, representing approximately 38.5% of our outstanding common stock. The sole general partner of OvenWorks is Oven Management, Inc. Richard E. Perlman, our Chairman, is the sole stockholder, sole director and President of Oven Management, Inc. and also is a limited partner of OvenWorks. OvenWorks will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in control of us even if beneficial to our stockholders.

The exercise of options or warrants will result in dilution to you.

At March 1, 2005, 2.9 million shares of our common stock were subject to issuance upon exercise of outstanding stock options at such times as those options become vested and 472,000 shares of our common stock were subject to issuance upon exercise of outstanding warrants. Your ownership will be diluted by the exercise of any of these outstanding stock options and warrants.

If we are unable to protect our patents, trademarks and other intellectual property, our business could be materially and adversely affected.

There can be no assurance as to the breadth or degree of protection which existing or future patents, if any, may afford us, that any patent applications will result in issued patents, that our patents, pending patent applications, registered trademarks or service marks, pending trademark applications or trademarks will be upheld if challenged or that competitors will not develop similar or superior methods or products outside the protection of any patent issued to us. There can be no assurance that we will have all of the resources necessary to enforce or defend a patent infringement or proprietary rights violation action.

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

If any of our existing or future products, trademarks, service marks or other proprietary rights infringe patents, trademarks, service marks or proprietary rights of others, including others to which we have exclusively licensed some of our proprietary cooking technologies, we could become liable for damages and may be required to modify the design of our products, change the name of our products or obtain a license for the use of our products. There can be no assurance that we would be able to make any of these modifications or changes in a timely manner, upon acceptable terms and conditions, or at all. The failure to do any of the foregoing could have a material adverse effect upon our ability to manufacture and market our products.

We are involved in legal proceedings which would adversely affect our operating results and future operations if the outcomes were unfavorable.

We are engaged in related arbitration and litigation proceedings against Maytag Corporation relating to a series of contracts for research, development and commercialization of certain technology through a joint, strategic relationship. In its counterclaims, Maytag has alleged breach of these contracts and fraud, and seeks damages in excess of $35 million. Maytag has also alleged that we publicized false and misleading statements about Maytag’s use of our intellectual property in its residential appliances in a January 2002 press release and in certain other unidentified statements, and has asserted claims that we caused false advertising with respect to Maytag’s goods and services, that we intentionally interfered with Maytag’s prospective business, that we defamed Maytag and that we unfairly competed with Maytag. The outcomes of these proceedings are uncertain, and an unfavorable outcome would have an adverse effect on our operating results and future operations.

Our business subjects us to significant regulatory compliance burdens.

We are subject to regulations administered by various federal, state, local and international authorities, including those administered by the United States Food and Drug Administration, the Federal Communications Commission, the European Community Council and the Japan Ministry of International Trade. These regulations impose significant compliance burdens on us and there can be no assurance that we will be able to comply with such regulations. Failure to comply with these regulatory requirements may subject us to civil and criminal sanctions and penalties. Moreover, new legislation and regulations, as well as revisions to existing laws and regulations, at the federal, state, local and international levels may be proposed in the future affecting the foodservice equipment industry. These proposals could affect our operations, result in material capital expenditures, affect the marketability of our existing products and technologies and/or limit opportunities for us with respect to modifications of our existing products or with respect to our new or proposed products or technologies. In addition, expansion of our operations into new markets may require us to comply with additional regulatory requirements. There can be no assurance that we will be able to comply with additional applicable laws and regulations without excessive cost or business interruption, and failure to comply could have a material adverse effect on us.

A product liability claim in excess of our insurance coverage, or an inability to acquire insurance at commercially reasonable rates, could have a material adverse effect upon our business.

We are engaged in a business which could expose us to various claims, including claims by foodservice operators and their staffs, as well as by consumers, for personal injury or property damage due to design or manufacturing defects or otherwise. We maintain reserves and liability insurance coverage at levels based upon commercial norms and our historical claims experience. However, a material product liability or other claim could be brought against us in excess of our insurance coverage, or could not be covered by our then-existing insurance. Additionally, a material product liability or other claim could be brought against us that damages the reputation of our technologies or products in the market. Any of these types of claims could have a material adverse effect upon our business, operating results and financial condition.

An increase in warranty expenses could adversely affect our financial performance.

We offer purchasers of our ovens a one-year limited warranty covering workmanship and materials, during which period we or an authorized service representative will make repairs and replace parts that have become defective in the course of normal use. We estimate and record our future warranty costs based upon past experience. Future warranty expenses on the one-year warranty, however, may exceed our warranty reserves, which, in turn, could have a material adverse effect on our financial performance.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

For the years ended December 31, 2004 and 2003, approximately 2% and 43%, respectively, of the Company’s revenues were derived from sales outside of the United States. These sales and subsequent accounts receivable, the salaries of employees located outside of the United States and approximately 5% and 12%, respectively, of selling, general and administrative expenses are denominated in foreign currencies, principally Euros. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the US dollar. In addition, trade terms with customers outside of the United States are longer than with customers inside of the United States, which increases the potential of foreign exchange gains or losses.

The Company believes that revenues from sources outside of the United States will increase during 2005. There is no assurance that the Company will not be subject to foreign exchange losses in the future.

As of December 31, 2004, the Company does not have any assets or liabilities other than those discussed above that have the potential for market risk that would affect the operating results or cash flow of the Company and is not engaged in any foreign currency hedging activity.

Item 8.  Financial Statements and Supplementary Data

The financial statements set forth herein commence on page F- 1 of this report.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Controls and Procedures

Based on their evaluation as of December 31, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K.

Management's Responsibility for Maintaining Internal Controls

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our assessment of our internal control over financial reporting. Our report on internal controls and the internal control report of our independent registered public accounting firm, Ernst & Young LLP, are included on pages F-5 and F-3 of this report, respectively.

ITEM 9B.    OTHER INFORMATION

None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

The directors and executive officers of TurboChef are as follows:

Name	Age	Position

Richard E. Perlman	58	Chairman of the Board of Directors
James K. Price	46	President, Chief Executive Officer and Director
James A. Cochran	57	Senior Vice President and Chief Financial Officer
Paul P. Lehr	58	Vice President and Chief Operating Officer
William A. Shutzer	57	Director
Raymond H. Welsh	73	Director
J. Thomas Presby	65	Director
Sir Anthony Jolliffe	66	Director
James W. DeYoung	61	Director

Richard E. Perlman has been Chairman of the Board since October 2003. He was formerly chairman of PracticeWorks, Inc. from March 2001 until its acquisition by The Eastman Kodak Company in October 2003. Mr. Perlman served as chairman and treasurer of AMICAS, Inc. (formerly VitalWorks Inc.) from January 1998 and as a director from March 1997 to March 2001, when he resigned from all positions with that company upon completion of the spin-off of PracticeWorks, Inc. from VitalWorks. From December 1997 until October 1998, Mr. Perlman also served as VitalWorks’ chief financial officer. Mr. Perlman is the founder of Compass Partners, L.L.C., a merchant banking and financial advisory firm specializing in corporate restructuring and middle market companies, and has served as its president since its inception in May 1995. From 1991 to 1995, Mr. Perlman was executive vice president of Matthew Stuart & Co., Inc., an investment banking firm. Mr. Perlman received a B.S. in Economics from the Wharton School of the University of Pennsylvania and a Masters in Business Administration from the Columbia University Graduate School of Business.

James K. Price has been our President and Chief Executive Officer and a director since October 2003. From March 2001 until its acquisition by The Eastman Kodak Company in October 2003, Mr. Price was the president and chief executive officer and a director of PracticeWorks, Inc. Mr. Price was a founder of VitalWorks Inc. and served as its executive vice president and secretary from its inception in November 1996 to March 2001, when he resigned from all positions with VitalWorks upon completion of the spin-off of PracticeWorks from VitalWorks. Mr. Price served as an executive officer of American Medcare from 1993 and co-founded and served as an executive officer of International Computer Solutions from 1985, in each instance until American Medcare and International Computer Solutions merged into VitalWorks in July 1997. Mr. Price holds a B.A. in Marketing from the University of Georgia.

James A. Cochran has served as our Senior Vice President and Chief Financial Officer since October 2003. He served as chief financial officer of PracticeWorks, Inc. from its formation in August 2000 until its acquisition by The Eastman Kodak Company in October 2003. He was VitalWorks Inc.’s chief financial officer from August 1999 to March 2001, when he resigned from all positions with VitalWorks upon completion of the spin-off of PracticeWorks from VitalWorks. From 1992 until joining VitalWorks, Mr. Cochran was a member of the accounting firm of BDO Seidman, LLP, serving as a partner since 1995. He is a Certified Public Accountant and received a B.B.A. in Accounting and an M.B.A. in Corporate Finance from Georgia State University.

Paul P. Lehr has served as our Vice President and Chief Operating Officer since October 2004, and from November 2003 to October 2004, Mr. Lehr served as our Vice President of Operations. From December 2001 until joining us in November 2003, Mr. Lehr was self-employed. Mr. Lehr also served as executive vice president — commercial sales of CSK Auto, Inc., a publicly traded automotive parts distribution company, from February 2000 to December 2001. Before joining CSK Auto, in 1980 Mr. Lehr founded Motor Age, Inc., a distributor of automotive replacement parts. Motor Age became part of Parts Plus Group, Inc. in 1997, and Mr. Lehr served as president and chief executive officer of that industry roll-up until he joined CSK Auto in February 2000. He received a B.S. in Economics and an M.B.A. from City University of New York.

William A. Shutzer has been a director of TurboChef since October 2003. Mr. Shutzer is a senior managing director of Evercore Partners, a financial advisory and private equity firm. Mr. Shutzer was a managing director of Lehman Brothers, Inc. from October 2000 to November 2003 and a partner in Thomas Weisel Partners, LLC, an investment banking firm, from September 1999 to October 2000. From March 1994 until October 1996, Mr. Shutzer was executive vice president of Furman Selz, Inc. and thereafter until the end of December 1997, he was its president. From January 1998 until September 1999, he was chairman of ING Barings LLC’s Investment Banking Group. From September 1978 until February 1994, Mr. Shutzer was a managing director of Lehman Brothers and its predecessors. From March 2001 to October 2003 he was a director of PracticeWorks, Inc. Mr. Shutzer is currently a director of Tiffany & Co., American Financial Group, CSK Auto, Inc., and Jupitermedia Corp. Mr. Shutzer received a B.A. from Harvard University and an M.B.A. from Harvard Business School.

Raymond H. Welsh has been a director of TurboChef since October 2003. Since January 1995, Mr. Welsh has been a senior vice president of UBS Financial Services, Inc. From March 2001 to October 2003 he was a director of PracticeWorks, Inc. Mr. Welsh is a Trustee of the University of Pennsylvania and PennMedicine. He is chairman of the board of Bancroft Neurohealth and a trustee of the Bancroft Foundation. Mr. Welsh received a B.S. in Economics from the Wharton School of the University of Pennsylvania.

J. Thomas Presby became a director of TurboChef in December 2003. In June 2002 he retired as a partner with Deloitte Touche Tohmatsu, an international accounting and consulting firm. Over a period of 30 years, Mr. Presby held many positions with Deloitte in the United States and abroad, including deputy chairman and chief operating officer from 1995 until his retirement. Mr. Presby also served as the chief executive officer of Deloitte & Touche in Europe and Central Europe between 1990 and 1995. During the 1980s, Mr. Presby launched and served as the managing partner of the Financial Services Center, an industry-focused practice unit of the firm. Mr. Presby served as a director of PracticeWorks, Inc. from September 2002 until its October 2003 sale to Eastman Kodak. He also served as a director of GreenPoint Financial from January 2003 until its October 2004 sale to North Fork Bank. Mr. Presby currently serves as a director and audit committee chair of Tiffany & Co. and World Fuel Services Corporation. Mr. Presby received a B.S. in Electrical Engineering from Rutgers University, and an M.S. in Industrial Administration from the Carnegie Mellon University Graduate School of Business. He is a Certified Public Accountant in New York and Ohio.

Sir Anthony Jolliffe became a director of TurboChef in December 2003. He was previously a director from November 1998 until 2001. Sir Anthony Jolliffe is a citizen of the United Kingdom and an independent international business consultant. Until his retirement from the accounting profession in 1982, Sir Anthony Jolliffe was a Chartered Accountant in the United Kingdom for 18 years, during which time he grew his accounting firm into a multi-national operation with offices in 44 countries with over 200 partners. His firm eventually merged with Coopers & Lybrand and Grant Thornton. He remained with Grant Thornton for two years until he retired. Since that time, Sir Anthony has built a number of businesses, two of which have been listed on the London Stock Exchange. He is currently involved in several business projects in China, the Middle East, the United States and the United Kingdom. Sir Anthony has held, and currently holds, numerous positions with governmental and charitable entities in the United Kingdom and China, including being the former Lord Mayor of London and the chairman of the Special Advisory Board to the Governor of Yunnan Province in China.

James W. DeYoung became a director of TurboChef in December 2003. Mr. DeYoung is the founder and President of Winston Partners Incorporated, which provides strategic corporate advisory, corporate disclosure and investor relations services to select private and publicly-owned companies. Mr. DeYoung also is a general partner of Resource Ventures L.P., a private equity/venture fund. Prior to forming Winston Partners in 1984, Mr. DeYoung spent 14 years with Baxter International, Inc., serving in a senior capacity in marketing, investor relations, public relations and corporate financial management functions. Mr. DeYoung is currently a director of several private companies and is involved with numerous not-for-profit organizations in the Chicago, Illinois area, including as a trustee of Rush University Medical Center and Rush North Shore Medical Center. Mr. DeYoung is also vice chairman and a director of the Chicago Horticultural Society. Mr. DeYoung received a B.A. degree from Washington and Lee University and a J.D. degree from Northwestern University School of Law.

Audit Committee Financial Expert

We have a standing audit committee of our Board of Directors established in accordance with section 3(a)(58)(A) of the Securities Exchange Act. The following directors, all of whom are independent, comprise our audit committee: Messrs. Presby, Shutzer and DeYoung. The audit committee reviews, acts on and reports to our board of directors on various auditing and accounting matters, including the election of our independent registered public accounting firm (“accounting firm”), the scope of our annual audits, fees to be paid to our accounting firm, the performance of our accounting firm and our accounting practices and internal controls.  The Board of Directors has determined that J. Thomas Presby, chairman of the Audit Committee, is an audit committee financial expert and is an independent member of the Board.

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

Based solely upon a review of the copies of such forms furnished to the Company, the Company believes that during the fiscal year ended December 31, 2004, the following filings applicable to its executive officers, directors and ten percent stockholders were late:

Grand Cheer Co. Ltd, a ten percent stockholder, filed three late reports on Form 4 for 2004 reporting seven sales of shares.

OvenWorks, LLLP, a ten percent stockholder, Oven Management, Inc., its general partner, and Mr. Perlman, a director and executive officer of the Company who controls OvenWorks and its general partner, each filed one late report on Form 4 for 2004 reporting Ovenworks’ conversion of preferred shares to common shares.

Code of Ethics

The Company has adopted a code of ethics that applies to our executive officers, including our Chairman, Chief Executive Officer, Chief Financial Officer and Controller.  The Company’s code of ethics, which we call the “Guide for Business Conduct” (the “Ethics Code”) is available on the Company’s website (www.turbochef.com).  We will post any amendment to or waiver from the Ethics Code on the Company’s website as well. We will provide a copy of our Ethics Code without charge upon written request to Secretary, TurboChef Technologies, Inc., Suite 1900, Six Concourse Parkway, Atlanta, Georgia 30328.

Item 11.  Executive Compensation

Compensation

 Director Compensation

TurboChef’s directors do not currently receive cash compensation for their services as directors, but they are reimbursed for their reasonable and necessary expenses for attending Board and Board committee meetings. Members of the Board who are not TurboChef employees, or employees of any parent, subsidiary or affiliate of TurboChef, are nevertheless eligible to participate in TurboChef’s stock option plan.  Directors who are not employees receive the following one-time grants under the Company’s director compensation plan:  (1) for membership on the Board each member is granted options to purchase 33,333 shares of common stock of the Company, the grant of which is effective on and priced as of the date the director agrees to join the Board; (2) a director who is a chairman of the Audit Committee, the Compensation Committee or the Global Initiatives Committee of the Board is granted options to purchase 8,333, 8,333 and 16,667 shares of common stock of the Company, respectively, the grant of which is effective on and priced as of the date the director agrees to be appointed chairman; and (3) each director who is a member of a committee constituted by the Board but who is not a chairman is granted options to purchase 3,333 shares of common stock of the Company, the grant of which is effective on and priced as of the date the director begins service on the committee.  In addition, each Board member is granted options to purchase 8,333 shares of common stock each year of service, and committee chairmen are granted options on an additional 3,333 shares each year. Annual grants are effective on and priced as of the anniversary date of service. Options granted under the Board compensation plan vest 50% on each of the two anniversaries following their grant date.

The following table summarizes compensation awarded to, earned by or paid to the Company’s Chief Executive Officer and its other most highly compensated executive officers (collectively, the “Named Executive Officers”) for services rendered to the Company during each of the last three fiscal years. The Company had no other executive officers at December 31, 2004.

Annual Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other ($) (5)	Long-Term Compensation Awards Securities Underlying Options (# )

Richard E. Perlman	2004	$365,000	$191,630	-0-	-0-
Chairman(1)	2003	56,154	-0-	-0-	416,666

James K. Price	2004	365,000	191,630	-0-	-0-
Chief Executive Officer(2)	2003	56,154	-0-	-0-	416,666

Paul P. Lehr	2004	175,814	18,318	75,000	16,666
Chief Operating Officer(3)	2003	9,231	-0-	-0-	116,666

James A. Cochran	2004	243,500	60,545	-0-	-0-
Chief Financial Officer(4)	2003	18,692	-0-	-0-	133,333

(1)	Mr. Perlman began serving as Chairman on October 28, 2003.

(2)	Mr. Price began serving as Chief Executive Officer on October 28, 2003.

(3)	Mr. Lehr began serving as Chief Operating Officer on May 24, 2004 and from November 24, 2003 through May 24, 2004 he served as our Vice President of Operations.

(4)	Mr. Cochran began serving as Chief Financial Officer on October 28, 2003.

(5)
The amounts presented for 2004 include a relocation payment of $75,000 to Mr. Lehr. The compensation set forth in this column does not include compensation in the form of perquisites or other personal benefits for Messrs. Perlman, Price, and Cochran in fiscal year 2004 and 2003 because such perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for these individuals for such years.

Executive Agreements

TurboChef entered into a three-year employment agreement with each of Richard E. Perlman, James K. Price and James A. Cochran on substantially the terms described below.  The agreements automatically renew for additional one-year periods at the end of the initial period and each renewal period unless notice of non-renewal is given at least six months in advance. The employment agreements for Messrs. Perlman and Price provide for an initial annual base salary of $365,000 with a bonus of 2% of pre-tax profit (but limited to 100% of base salary). The employment agreement for Mr. Cochran provides for an initial annual base salary of $243,000 with a discretionary bonus based upon performance and achievement of key Company objectives. The base salary in each case is subject to an annual adjustment for changes in the Consumer Price Index. The agreements also provide for a severance payment equal to three times the executive’s then current total annual compensation (base salary, bonus and benefits) upon the termination of the executive’s employment by TurboChef without cause or by the executive for good reason or in the event of a change in control. The employment agreements entitle the executive to participate in our employee benefit programs and provide for other customary benefits. In addition, the employment agreements provided for the grant of stock options on the first day of the executive’s employment. The employment agreements provide for 100% vesting of all outstanding stock options upon a change in control. The employment agreements also provide for an additional, tax gross-up payment to be made by the Company to the executive in the event that, upon a change in control, any payments made to the executive are subject to an excise tax under Section 4999 of the Internal Revenue Code. Finally, the employment agreements prohibit the executive from engaging in certain activities which compete with the Company, seeks to recruit its employees or disclose any of its trade secrets or otherwise confidential information.

TurboChef and Paul P. Lehr entered into an employment agreement for two years, beginning October 29, 2003, which automatically renews for an additional year at the end of the initial term and at the end of each renewal year unless notice of non-renewal is given at least six months in advance. The employment agreement provides for an annual base salary of $200,000 and severance compensation equal to one-half the annual base salary. Mr. Lehr is eligible for a discretionary bonus based upon performance and achievement of key Company objectives. The employment agreement provides for an additional, tax gross-up payment to be made by the Company to the executive in the event that, upon a change in control, any payments made to the executive are subject to an excise tax under Section 4999 of the Internal Revenue Code. Finally, the employment agreement prohibits the executive from engaging in certain activities which compete with the Company, seeks to recruit its employees or disclose any of its trade secrets or otherwise confidential information.

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

Option Grants for Fiscal 2004

The following table sets forth information concerning stock options granted by the Company to the named executive officers during fiscal 2004 and the potential realizable value of such option grants.  The Company has granted no stock appreciation rights.

INDIVIDUAL GRANTS

Name	Number of Shares of Common Stock Underlying Options Granted	% of Total Options Granted to Employees in 2004	Exercise Price $/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
					5%	10%

Paul P. Lehr	16,666	2.48%	10.20	05/26/2014	$106,908	$270,925

(1)
The potential realizable value of the options, if any, granted in 2004 to each of the named executive officers was calculated by multiplying those options by the excess of (a) the assumed market value of Common Stock, at the end of option term, if the market value of Common Stock were to increase 5% or 10% in each year of the option’s term over (b) the exercise price shown. This calculation does not take into account any taxes or other expenses which might be owed. The 5% and 10% appreciated rates are set forth in the SEC rules and no representation is made that the Common Stock will appreciate at these assumed rates or at all.

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Value Table

Shown below is information with respect to the number of TurboChef common shares acquired upon exercise of stock options and the aggregate gains realized on exercises during 2004 for the named executive officers. The table also sets forth the number of shares covered by exercisable and unexercisable options held by these executive officers on December 31, 2004 and the aggregate gains that would have been realized had these options been exercised on December 31, 2004, even though these options were not exercised, and the unexercisable options could not have been exercised at that time.

Aggregated Option Exercises in
Last Fiscal Year and Fiscal Year End Option Value
Name	Shares Acquired on Exercise	Value Realized (Market Price at Exercise Less Exercise Price)	Number of Unexercised Options At Fiscal Year-End		Value of Unexercised In-The- Money Options At Fiscal Year- End (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable

Richard E. Perlman	33	$560	138,856	277,777	$2,448,031	$4,897,209
James K. Price	—	-0-	138,889	277,777	2,448,613	4,897,209
Paul P. Lehr	38,889	345,618	28,704	65,740	492,300	1,090,251
James A. Cochran	—	-0-	44,444	88,889	783,548	1,567,113

(1)
Options are “in the money” if the fiscal year-end fair market value of the Common Stock exceeds the option exercise price. At December 31, 2004, TurboChef common stock’s closing sales price was $22.88.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership

     Five Percent Owners

The following table sets forth information, as of March 1, 2005, as to shares of our capital stock held by persons known to us to be the beneficial owners of more than five percent of any class of our capital stock based upon information publicly filed by such persons:

Title of Class	Name and Address of Beneficial Owner of Class	Amount of Beneficial Ownership		Percent of Class(1)

Common	OvenWorks, LLLP 655 Madison Avenue Suite 1500 New York, NY 10021	10,799,333	(2)	38.5%
Common	Jeffrey B. Bogatin 888 Park Avenue New York, NY 10021	1,948,867	(3)	6.9%
Common	Raj Rajaratnam	1,701,699	(4)	6.1%

(1)	Based upon 28,074,914 shares outstanding on March 1, 2005.
(2)
Shares of common stock held by OvenWorks were issued upon the conversion of shares of Series D Convertible Preferred Stock that were issued in connection with a private placement to OvenWorks. Oven Management, Inc. is the sole general partner of OvenWorks, LLLP.  Richard Perlman, our Chairman, is the sole shareholder, sole director and President of Oven Management, Inc. and also a limited partner of OvenWorks.

(3)	Based upon ownership reported in a Schedule 13D filed on July 20, 2004.
(4)
Based upon ownership reported in a Schedule 13G filed on March 4, 2005. The Schedule 13G was filed by Raj Rajaratnam as well as the following related entities, which disclaim being a “group” for these reporting purposes: Galleon Management, L.L.C., Galleon Management, L.P., Galleon Advisors, L.L.C., Galleon Captains Partners, L.P., Galleon Captains Offshore, Ltd., Galleon Communications Partners, L.P., Galleon Communications Offshore, Ltd., Galleon Admirals Offshore, Ltd., and Galleon Buccaneers Offshore, Ltd.

.

Officers and Directors

The following table sets forth information concerning the shares of TurboChef Common Stock that are beneficially owned by the following individuals:

•	each of TurboChef’s directors;

•	each of TurboChef’s named executive officers; and

•	all of TurboChef’s directors and executive officers as a group.

Unless otherwise indicated, the listing is based on the number of TurboChef common shares held by such beneficial owners as of March 1, 2005. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

The number of shares shown as beneficially owned by each beneficial owner in the table below includes shares that can be acquired by that beneficial owner through stock option exercises on or prior to April 30, 2005. In calculating the percentage owned by each beneficial owner, the Company assumed that all stock options that are exercisable by that person on or prior to April 30, 2005 are exercised by that person and the underlying shares issued. The total number of shares outstanding used in calculating the percentage owned assumes no exercise of options held by other beneficial owners and no exchange of any preferred units of membership interest of Enersyst Development Center, L.L.C.  Likewise, beneficial ownership of certain officers and directors is shown as if shares of common stock have been distributed by OvenWorks, LLLP to its partners.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class

Richard E. Perlman	11,007,633	(2)	38.9%
James K. Price	1,988,869	(3)	7.0%
J. Thomas Presby	142,739	(4)	*
William A. Shutzer	1,840,230	(5)	6.6%
Raymond H. Welsh	264,483	(6)	*
Sir Anthony Jolliffe	154,869	(7)	*
James W. DeYoung	318,506	(8)	1.1%
James A. Cochran	336,588	(9)	1.2%
Paul P. Lehr	23,608	(10)	*

All current directors and executive officers as a group (9 persons)	11,617,790	(2)(11)	40.4%

*	Less than 1%
(1)
Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Percentages herein assume a base of 28,074,914 shares of common stock outstanding as of March 1, 2005.

(2)
Includes 208,300 shares of common stock issuable upon exercise of options and 10,799,333 shares of common stock (or 38.5%) currently owned by OvenWorks, LLLP, which is controlled by Mr. Perlman. Current directors and executive officers (or their affiliates) would have beneficial ownership of an aggregate of 7,058,728 shares of the Company’s common stock if OvenWorks distributed such shares to its partners.

(3)	Includes 208,333 shares of common stock issuable upon exercise of options and 1,780,536 shares of common stock currently owned by OvenWorks, LLLP.
(4)	Includes 22,500 shares of common stock issuable upon exercise of options and 120,239 shares of common stock currently owned by OvenWorks, LLLP.
(5)	Includes 22,500 shares of common stock issuable upon exercise of options and 1,817,730 shares of common stock currently owned by OvenWorks, LLLP.
(6)	Includes18,333 shares of common stock issuable upon exercise of options and 246,150 shares of common stock currently owned by OvenWorks, LLLP.
(7)	Includes 99,999 shares of common stock issuable upon exercise of options and 54,870 shares of common stock currently owned by OvenWorks, LLLP.
(8)	Includes 18,333 shares of common stock issuable upon exercise of options and 300,173 shares of common stock currently owned by OvenWorks, LLLP.
(9)	Includes 66,666 shares of common stock issuable upon exercise of options and 269,922 shares of common stock currently owned by OvenWorks, LLLP.
(10)	Shares issuable upon exercise of options.
(11)	Includes 688,572 shares issuable upon exercise of options and 10,799,333 shares of common stock currently owned by OvenWorks, LLLP.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth as of December 31, 2004, information about our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	3,651,554	$6.86	1,755,393

Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	3,651,554	$6.86	1,755,393

Item 13.  Certain Relationships and Related Transactions

None

Item 14.  Principal Accountant Fees and Services

Audit Fees and All Other Fees

Audit Fees

Fees for audit services totaled approximately $568,000 in 2004 and approximately $165,000 in 2003, including fees associated with the annual audit and internal control report, the reviews of the Company’s quarterly reports on Form 10-Q and annual reports on Form 10-K.

Audit-Related Fees

Fees for audit related services totaled approximately $62,000 in 2004 and approximately $12,000 in 2003. Audit related services principally include accounting consultations and other attest services.

Tax Fees

Fees for tax services totaled approximately $22,000 in 2004, including tax compliance, tax advice and tax planning. The Company did not pay its principal accountant any fees for tax services in 2003.

All Other Fees

The Company did not pay its principal accountant any other fees in 2004 or in 2003.

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

Description	Page
Schedule II - Valuation and Qualifying Accounts	S-1

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

2.2	—
Contribution Agreement, dated May 21, 2004 by and among the Registrant, Enersyst Development Center LLC and its members (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 28, 2004)

3.1	—	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Registrant’s Registration Statement on Form SB-2, Registration No. 33-75008)

3.2	—
Amendment to Certificate of Incorporation - Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the Commission on November 14, 2000)

3.3	—
Amendment to Certificate of Incorporation - Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission on April 16, 2001)

3.4	—
Amendment to Certificate of Incorporation - Certificate of Designation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Commission on May 15, 2002)

3.5	—
Amendment to Certificate of Incorporation - Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 10, 2003)

3.6	—
Certificate of Amendment to the Restated Certificate of Incorporation of TurboChef Technologies, Inc., as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 20, 2004)

3.7	—
Certificate of Amendment to the Restated Certificate of Incorporation of TurboChef Technologies, Inc., as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2004)

3.8	—	Restated By-Laws (incorporated by reference to Exhibit 3.2.2 to the Registrant’s Registration Statement on Form SB-2, Registration No. 33-75008)

4.1	—	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2, Registration No. 33-75008)

4.2	—	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-121818)

4.3	—	See Exhibits 3.1 through 3.8 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of the Registrant’s Common Stock

10.1	—	1994 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.14.2 to the Registrant’s Registration Statement on Form SB-2, Registration No. 33-75008)

Exhibit No.		Description

10.2	—
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
Equipment Supplier Approval Agreement dated as of March 5, 2004 by and among the Registrant, Doctor’s Associates, Inc. and Independent Purchasing Cooperative, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004)

10.20	—
Consent to Transfer and First Amendment to Stockholders’ Agreement dated as of November 21, 2003 by and among the Registrant, OvenWorks, LLLP, Jeffrey Bogatin and Donald Gogel (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004)

10.21	—
TurboChef Technologies, Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004)

10.22	—
Form of Incentive Stock Option Agreement under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004)

10.23	—
Form of Non-Qualified Stock Option Agreement under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004)

10.24	—
Form of Non-Qualified Stock Option Agreement for Consultants under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004)

10.25	—
Employment Agreement, dated as of February 9, 2004, by and between the Registrant and Richard E. Perlman (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004)

10.26	—
Employment Agreement, dated as of February 9, 2004, by and between the Registrant and James K. Price (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004)

10.27	—
Employment Agreement, dated as of February 9, 2004, by and between the Registrant and James A. Cochran (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004)

10.28	—
Preferred Unit Exchange Agreement, dated May 21, 2004, by and among the Registrant and the members of Enersyst (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 28, 2004)

10.29	—
Form of Subscription Agreement entered into as of May 21, 2004 by the Registrant and each of the Investors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 28, 2004)

10.30	—
Form of Registration Rights Agreement, dated May 21, 2004, by and among the Registrant and the Investors (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 28, 2004)

10.31	—
Amended and Restated Operating Agreement of Enersyst, dated May 21, 2004 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 28, 2004)

10.32	—
Amendment to TurboChef Technologies, Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on May 12, 2004, as amended on November 22, 2004)

10.33	—
Warrant, dated December 13, 2002, issued to Banc of America Securities LLC (incorporated by reference to Exhibit 4.14 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-117806)

10.34	—
Warrant Certificate, dated March 19, 2001, issued to Grand Cheer Company Limited (incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-117806)

10.35	—
Employment Agreement, dated as of September 14, 2004, by and between the Registrant and Paul P. Lehr (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 1, 2004)

10.36	—
Credit Agreement dated as of February 28, 2005 among TurboChef Technologies, Inc., its subsidiaries and Bank of America, N.A. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 3, 2005)

23.1	—	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm

23.2	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	—	Power of Attorney (see signature page)

Exhibit No.		Description

31.1	—	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of these documents have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment of the omitted portions.

          (b)          Reports on Form 8-K:

          The following reports on Form 8-K were filed or furnished by the Registrant during the fourth quarter of the fiscal year covered by this Report:

Date Filed	Items Reported		Financial Statements Filed

November 1, 2004	Item 2.02 -	Results of Operations and Financial Condition
	Item 5.02 -	Appointment of Principal Officers
	Item 7.01 -	Regulation FD Disclosure
	Item 8.01 -	Other Events
	Item 9.01 -	Financial Statements and Exhibits	None

November 15, 2004	Item 2.02 -	Results of Operations and Financial Condition
	Item 4.02 -	Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review
	Item 9.01 -	Financial Statements and Exhibits	None

December 23, 2004	Item 7.01 -	Regulation FD Disclosure
	Item 9.01 -	Financial Statements and Exhibits	None

December 23, 2004	Item 8.01 -	Other Events	None

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
TurboChef Technologies, Inc.
Dallas, Texas

The audit referred to in our report dated March 15, 2003, except as to Note 2 of the Notes to Financial Statements which is as of November 18, 2004, relating to the statements of operations, stockholders’ equity (deficit) and cash flows of TurboChef Technologies, Inc. for the year ended December 31, 2002, which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule for the year ended December 31, 2002 listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2002.

/s/ BDO Seidman, LLP

Dallas, Texas
March 15, 2003, except as to Note 2
of the Notes to Financial
Statements which is as of
November 18, 2004

SCHEDULE II
TURBOCHEF TECHNOLOGIES, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts
Year ended December 31, 2004	$219	$46	$58	$(126)	$197
Year ended December 31, 2003	169	101	—	(51)	219
Year ended December 31, 2002	70	100	—	(1)	169
Deferred Income Tax Asset Valuation Allowance
Year ended December 31, 2004	19,624	—	—	(3,678)	15,946
Year ended December 31, 2003	14,747	4,877	—	—	19,624
Year ended December 31, 2002	12,454	2,293	—	—	14,747

All financial statement schedules not listed are omitted because they are inapplicable or the requested information is shown in the financial statements of the Registrant or in the related notes to the consolidated financial statements.

SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on form 10-K for the year ended December 31, 2004 to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of March, 2005.

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

Signature	Title	Date

/s/ Richard E. Perlman
Richard E. Perlman	Chairman of the Board and Director	March 15, 2005

/s/ James K. Price
James K. Price	Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2005
/s/ James A. Cochran
James A. Cochran	Senior Vice President, Assistant Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2005
/s/ William A. Shutzer
William A. Shutzer	Director	March 15, 2005

/s/ Raymond H. Welsh
Raymond H. Welsh	Director	March 15, 2005

/s/ J. Thomas Presby
J. Thomas Presby	Director	March 15, 2005

/s/ James W. DeYoung
James W. DeYoung	Director	March 15, 2005

/s/ Anthony Jolliffe
Sir Anthony Jolliffe	Director	March 15, 2005

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm	F-2
Report of BDO Seidman, LLP, Independent Registered Public Accounting Firm	F-4
Managements’ Report on Internal Control over Financial Reporting	F-5

Consolidated Financial Statements:
Balance Sheets as of December 31, 2004 and 2003	F-6
Statements of Operations for the years ended December 31, 2004, 2003 and 2002	F-7
Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2004, 2003 and 2002	F-8
Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	F-10
Notes to Financial Statements	F-11

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TurboChef Technologies, Inc.

We have audited the accompanying consolidated balance sheets of TurboChef Technologies, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of TurboChef Technologies, Inc. at December 31, 2004 and 2003 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TurboChef Technologies, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 14, 2005

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm on Internal Control

The Board of Directors and Shareholders
TurboChef Technologies, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls that TurboChef Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TurboChef Technologies, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that TurboChef Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, TurboChef Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TurboChef Technologies, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2004 and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 14, 2005

Report of BDO Seidman, LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TurboChef Technologies, Inc.
Dallas, Texas

We have audited the accompanying statements of operations, stockholders’ equity (deficit), and cash flows of TurboChef Technologies, Inc. for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of TurboChef Technologies, Inc. for the year ended December 31, 2002 in conformity with accounting principals generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company’s recurring losses from operations and its continued dependence on access to external financing and additional sales raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BDO Seidman, LLP

Dallas, Texas
March 15, 2003, except as to Note 2
of the Notes to Financial Statements
which is as of November 18, 2004

Management’s Report on Internal Controls

The management of TurboChef Technologies Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. TurboChef’s internal control system was designed to provide reasonable assurance to our management and the board of directors regarding preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page F-3.

/s/ JAMES K. PRICE
James K. Price
President and
Chief Executive Officer

/s/ JAMES A. COCHRAN
James A. Cochran
Senior Vice President and
Chief Financial Officer

TURBOCHEF TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
	December 31,
	2004	2003
Assets

Current assets:
Cash and cash equivalents	$12,942	$8,890
Restricted cash	3,196	—
Accounts receivable, net of allowance of $197 and $219, respectively	9,585	520
Inventory	8,155	1,514
Prepaid expenses	426	311
Total current assets	34,304	11,235
Property and equipment, net	2,678	101
Developed technology, net of accumulated amortization of $493 in 2004	7,577	—
Goodwill	5,808	—
Other assets	389	84
Total assets	$50,756	$11,420

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$8,401	$424
Other payables	1,445	1,445
Accrued expenses	3,135	1,007
Notes payable	—	380
Deferred revenue	1,338	1,366
Accrued warranty	2,586	928
Total current liabilities	16,905	5,550

Other liabilities	72	—
Total liabilities	16,977	5,550

Commitments and contingencies

Convertible, redeemable preferred stock	—	12,605

Stockholders’ equity (deficit):
Preferred stock, $1 par value, authorized 5,000,000 shares, 0 shares issued	—	—
Preferred membership units exchangeable for 611,096 shares of TurboChef common stock	6,351
Common stock, $.01 par value, authorized 100,000,000 shares and 50,000,000 shares; issued 24,313,158 and 8,491,339 shares at December 31, 2004 and 2003, respectively	243	85
Additional paid-in capital	79,508	55,630
Accumulated deficit	(52,277)	(61,956)
Notes receivable for stock issuances	(46)	(43)
Treasury stock — at cost 10,710 shares at December 31, 2003	—	(451)
Total stockholders’ equity (deficit)	33,779	(6,735)
Total liabilities and stockholders’ equity (deficit)	$50,756	$11,420

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE DATA)

	Years Ended December 31,
	2004	2003	2002
Revenues:
Product sales	$69,707	$3,690	$5,655
Royalties and services	1,187	—	—
Total revenues	70,894	3,690	5,655

Costs and expenses:
Cost of product sales	44,047	1,946	3,474
Research and development expenses	1,202	897	413
Selling, general and administrative expenses	15,826	6,523	8,481
Compensation and severance related to termination of former officers and directors	—	7,585	—
Total costs and expenses	61,075	16,951	12,368
Operating income (loss)	9,819	(13,261)	(6,713)
Other income (expense):
Interest income	63	128	147
Interest expense and debt extinguishment costs	(8)	(1,105)	(226)
Other income(expense)	106	(111)	108
	161	(1,088)	29
Income (loss) before income taxes	9,980	(14,349)	(6,684)
Provision for income taxes	301	—	—
Net income (loss)	9,679	(14,349)	(6,684)
Preferred stock dividends	—	(12,800)	(270)
Net income (loss) applicable to common stockholders	$9,679	$(27,149)	$(6,954)

Per share data:
Basic:
Net income (loss)	$0.79	$(2.11)	$(1.06)
Preferred stock dividends	—	(1.88)	(0.04)
Net income (loss) applicable to common stockholders	$0.79	$(3.99)	$(1.10)
Weighted average number of common shares outstanding - basic	12,256,686	6,797,575	6,301,236
Diluted:
Net income (loss)	$0.37	$(2.11)	$(1.06)
Preferred stock dividends	—	(1.88)	(0.04)
Net income (loss) applicable to common stockholders	$0.37	$(3.99)	$(1.10)
Weighted average number of common shares outstanding - diluted	26,142,101	6,797,575	6,301,236

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE DATA)

	Preferred Stock		Preferred Membership Units	Common Stock
	Shares	Amount		Shares	Amount	Additional Paid-in Capital	Accumulated Deficit
Balance, January 1, 2002	51,000	$4,530	$—	6,139,404	$61	$43,751	$(40,458)

Net loss	—	—	—	—	—	—	(6,684)

Compensation expense, primarily related to stock options granted for services	—	—	—	—	—	238	—
Notes receivable for stock issuances	—	—	—	—	—	—	—
Interest on notes receivable for stock issuances	—	—	—	—	—	—	—
Preferred stock dividend	—	—	—	—	—	—	(270)
Conversion of preferred stock to common stock	(21,000)	(2,100)	—	153,274	2	2,098	—
Issuance of warrants	—	—	—	—	—	72	—
Issuance of common stock	—	—	—	12,111	—	25	—
Preferred stock dividends paid through issuance of common stock	—	—	—	48,053	1	456	—
Balance, December 31, 2002	30,000	2,430	—	6,352,842	64	46,640	(47,412)

Net loss	—	—	—	—	—	—	(14,349)

Compensation expense, primarily related to stock options granted for services	—	—	—	—	—	1,142	—
Cancellation of notes receivable for stock issuances	—	—	—	(280,000)	(3)	(1,677)	—
Interest on notes receivable for stock issuances	—	—	—	—	—	—	—
Beneficial conversion of Series D preferred stock	—	—	—	—	—	12,605	—
Deemed dividend for beneficial conversion feature	—	—	—	—	—	(12,605)	—
Conversion of preferred stock to common stock	(30,000)	(2,430)	—	931,217	9	2,421	—
Preferred stock dividends paid through issuance of common stock	—	—	—	257,899	3	393	(195)
Issuance of common stock for non- compete and release agreements	—	—	—	1,150,766	12	6,492	—
Other issuances of common stock			—	78,615	—	219	—
Balance, December 31, 2003	—	—	—	8,491,339	85	55,630	(61,956)

Net income				—		—	9,679

Issuance of preferred membership units	—	—	6,351	—	—	—	—
Conversion of Series D preferred stock	—	—	—	14,217,666	142	12,463	—
Compensation expense, primarily related to stock options granted for services	—	—	—	—	—	113	—
Exercise of options and warrants for common stock	—	—	—	464, 032	5	1,757	—
Issuance of common stock in private placement, net of issuance costs	—	—	—	1,151,209	11	9,996	—
Cancellation of treasury shares and other	—	—	—	(11,088)	—	(451)	—
Interest on notes receivable for stock issuances	—	—	—	—	—	—	—
Balance, December 31, 2004	—	—	$6,351	24,313,158	$243	$79,508	$(52,277)

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE DATA)

	Notes Receivable For Stock Issuances	Treasury Stock	Total Stockholders’ Equity

Balance, January 1, 2002	$(2,406)	$(451)	$5,027
Net loss	—	—	(6,684)
Compensation expense, primarily related to stock options granted for services	—	—	238
Notes receivable for stock issuances	8	—	8
Interest on notes receivable for stock issuances	(132)	—	(132)
Preferred stock dividend	—	—	(270)
Conversion of preferred stock to common stock	—	—	—
Issuance of warrants	—	—	72
Issuance of common stock	—	—	25
Preferred stock dividends paid through issuance of common stock	—	—	457
Balance, December 31, 2002	(2,530)	(451)	(1,259)
Net loss	—	—	(14,349)
Compensation expense, primarily related to stock options granted for services	—	—	1,142
Cancellation of notes receivable for stock issuances	2,596	—	916
Interest on notes receivable for stock issuances	(109)	—	(109)
Beneficial conversion of Series D preferred stock	—	—	12,605
Deemed dividend for beneficial conversion feature	—	—	(12,605)
Conversion of preferred stock to common stock	—	—	—
Preferred stock dividends paid through issuance of common stock	—	—	201
Issuance of common stock for non- compete and release agreements	—	—	6,504
Other issuances of common stock	—	—	219
Balance, December 31, 2003	(43)	(451)	(6,735)

Net income	—	—	9,679
Issuance of preferred membership units	—	—	6,351
Conversion of Series D preferred stock	—	—	12,605
Compensation expense, primarily related to stock options granted for services	—	—	113
Exercise of options and warrants for common stock	—	—	1,762
Issuance of common stock in private placement, net of issuance costs	—	—	10,007
Cancellation of treasury shares and other	—	451	—
Interest on notes receivable for stock issuances	(3)	—	(3)
Balance, December 31, 2004	$(46)	$—	$33,779

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$9,679	$(14,349)	$(6,684)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,052	264	530
Non-cash interest on notes receivable from employees and directors	(3)	(109)	(132)
Non-cash interest and debt extinguishment costs on non-interest bearing promissory note	8	904	200
Non-cash compensation expense	113	7,995	110
Provision for doubtful accounts	46	101	99
Provision for uncollectible other receivables	—	735	—
Foreign exchange (gain) loss	(44)	117	—
Changes in operating assets and liabilities, net of effects of acquisition:
Restricted cash	(3,196)	—	—
Accounts receivable	(8,603)	1,109	(802)
Inventories	(6,822)	360	(280)
Prepaid expenses and other assets	(136)	(258)	(18)
Accounts payable	7,731	(809)	795
Accrued expenses and warranty	3,791	(11)	580
Deferred revenue	(27)	553	813
Net cash provided by (used in) operating activities	3,589	(3,398)	(4,789)
Cash flows from investing activities:
Acquisition of business	(7,683)	—	—
Purchase of property and equipment, net	(2,913)	(33)	(113)
Other	(330)	—	—
Net cash used in investing activities	(10,926)	(33)	(113)

Cash flows from financing activities:
Proceeds from the sale of preferred stock, net	—	12,605	—
Proceeds from note payable	—	—	1,000
Payment of note payable	(380)	(1,000)	—
Proceeds from the sale of common stock, net	10,007	—	—
Proceeds from the exercise of stock options and warrants	1,762	87	50
Other	—	—	(17)
Net cash provided by financing activities	11,389	11,692	1,033
Net increase (decrease) in cash and cash equivalents	4,052	8,261	(3,869)
Cash and cash equivalents at beginning of year	8,890	629	4,498
Cash and cash equivalents at end of year	$12,942	$8,890	$629
Supplemental disclosures of noncash activities:
Noncash financing activity — beneficial conversion of preferred stock	$—	$12,605	$—
Noncash financing activity — conversion of preferred stock to common stock	$12,605	$2,430	$2,100
Noncash financing activity — interest on notes receivable from stock issuances	$—	$109	$132
Noncash financing activity — accrued preferred stock dividend	$—	$—	$270
Noncash financing activity — preferred stock dividends paid through the issuance of common stock	$—	$396	$457
Noncash financing activity — issuance of preferred membership units exchangeable for TurboChef common stock in connection with Enersyst acquisition	$6,351	$—	$—
Noncash investing activity — cancellation of note receivable for stock issuance	$—	$2,596	$—

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	NATURE OF OPERATIONS AND GENERAL

TurboChef Technologies, Inc. (“the Company”) was incorporated in 1991 and became a Delaware corporation in 1993. The Company is a leading provider of technology and services for the high speed preparation of food products. The Company’s customizable speed cook ovens, the C3 and the Tornado, cook food products at high speeds with food quality comparable, and in many cases superior, to conventional heating methods. In addition, the Company offers fee-based equipment development and testing, prototype fabrication and other services, and food preparation, menu planning and analysis and related consulting services, to other food manufacturers and members of the foodservice industry. The Company’s primary markets are with commercial food service operators throughout North America, Europe and Asia. Management believes that the Company operates in one primary business segment.

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

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements reflect the application of certain accounting policies described below and elsewhere in the notes to the financial statements.

Basis of Consolidation and Presentation
The consolidated financial statements include the accounts of TurboChef Technologies Inc. and its majority-owned and controlled company. Significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. All share and per share data for all periods presented has been retroactively restated to reflect the one-for-three reverse stock split approved November 30, 2004 and which became effective December 27, 2004.

Restatement of Financial Statements
The Company restated its financial statements for the years ended December 31, 2003 and 2002 and amended its previous filings accordingly.

Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant estimates reflected in these financial statements include warranty and accrued expenses, the beneficial conversion feature applicable to the Company’s issuance of convertible preferred stock and valuation of stock-based compensation.

Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consist of amounts owed to the Company for the sale of its products in the normal course of business. Accounts receivable consist of monies owed in US Dollars and Euros. Accounts receivable originally denominated in Euros are translated into US Dollars with a transaction gain or loss recorded at such time. Accounts receivable is reported net of allowance for doubtful accounts. Generally, no collateral is received from customers and additions to the allowance are based on ongoing credit evaluations of customers with general credit experience being within the range of management’s expectations.

Inventories
Inventories are valued at the lower of cost, determined using the average cost method, or market and primarily consist of ovens (finished goods) and parts for use in production or as replacements. The Company establishes reserves for inventory estimated to be obsolete, unmarketable or slow moving on a case by case basis, equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand, technology changes and market conditions. Ovens used for demonstration and testing are generally depreciated over a one-year period. Depreciation for demonstration ovens was $188,000, $124,000, and $183,000 for the years ended December 31, 2004, 2003 and 2002 respectively. Inventory consists of the following at December 31:

	2004	2003
	(In thousands)

Finished goods — ovens	$3,547	$371
Demonstration inventory, net	259	70
Parts inventory, net	4,349	1,073
	$8,155	$1,514

Property and Equipment
Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets and accelerated methods for income tax purposes.

Goodwill and Other Intangible Assets
Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair values. Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires goodwill and other acquired intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must undergo an impairment test at least annually.  We completed our annual goodwill impairment test in October 2004 and determined that the carrying amount of goodwill was not impaired and there have been no developments subsequent to October 2004 that would indicate an impairment exists. We will continue to perform our goodwill impairment review annually or more frequently if facts and circumstances warrant a review.

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We are currently amortizing acquired developed technology using the straight line method over an estimated useful life of 10 years and recorded $493,000 in amortization expense for 2004.

Other Assets
Other assets consist primarily of deferred financing costs for transactions completed in 2005 and capitalized patent costs, which include outside legal fees incurred in the registration of the Company’s patents. These costs are amortized over their economic lives, ranging from four to ten years. Amortization of other assets was $16,000, $28,000, and $24,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less estimated sales expenses. Management believes no impairment exists as of December 31, 2004.

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

Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments.

Revenue Recognition
Revenue from product sales is recognized when substantially all obligations relating to a sale are completed. If the terms of a sale require installation, the revenue cycle is substantially complete after installation has occurred, accordingly, in such cases revenue is recognized once the installation is complete. For sales where the customer has assumed the installation responsibility or for sales to designated agents, substantially all obligations are complete at the time of shipment to the customer or the customer’s designated agent. Revenue for the sale of replacement parts and accessories is recognized upon shipment to the customer. Royalty revenues are recognized based on the sales dates of licensees’ products and services revenues are recorded based on attainment of scheduled performance milestones.

Reserves for sales returns and allowances are recorded in the same accounting period as the related revenues and are not significant for any of the periods presented. The Company deferred revenue of approximately $650,000 and $2.1 million and cost of revenue of approximately $400,000 and $1.2 million related to ovens sold in 2003 and 2002, respectively, to franchisees of a major restaurant chain under a proposal which offered a future exchange for a new oven contingent on completion of a franchise-wide sale and roll-out of the new ovens.

Cost of Product Sales
Cost of product sales is calculated based upon the cost of the oven, the cost of any accessories supplied with the oven, an allocation of cost for applicable delivery, duties and taxes and a reserve for warranty. Cost of product sales does not include any cost allocation for administrative and support services required to deliver or install the oven or an allocation of costs associated with the quality control of the Company’s contract manufacturer. These costs are recorded within selling, general and administrative expenses. Cost of product sales also does not attribute any allocation of compensation or general and administrative expenses to royalty and services revenues.

Shipping and Handling Costs
Shipping and handling charges billed to customers are recorded as revenues, the corresponding costs are included in cost of goods sold.

Research and Development Expenses
Research and development expenses consist of salaries and other related costs incurred for personnel and departmental operations in planning, design and testing of the rapid cook ovens. Research and development expenditures are charged to operations as incurred.

Advertising Expenses
Advertising and promotion costs are expensed as incurred and amounted to $834,000, nil, and $30,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Foreign Exchange
For the year ended December 31, 2004, less than 10% of our revenues were derived from sales outside of the United States. For the years ended December 31, 2003 and 2002, approximately 43% and 37%, respectively, of the Company’s revenues were derived from sales outside of the United States. These sales and subsequent accounts receivable, the salaries of employees located outside of the United States and less than 10% of selling, general and administrative expenses for the year ended December 31, 2004 and approximately 12% for the years ended December 31, 2003 and 2002, respectively, are denominated in foreign currencies, principally Euros. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the US dollar. In addition, trade terms with customers outside of the United States are longer than with customers inside of the United States, which increases the potential of foreign exchange gains or losses. At this time, the Company does not engage in any hedging activities.

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

Income (Loss) Per Common Share
Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during each period. Diluted earnings per common share is calculated by dividing net income, adjusted on an “as if converted” basis, by the weighted-average number of actual shares outstanding and, when dilutive, the share equivalents that would arise from the assumed conversion of convertible instruments. The per share amounts presented in the consolidated statements of operations for the years ended December 31, are based on the following:

	2004	2003	2002
	(In thousands)
Numerator for basic and diluted earnings per share available to common stockholders:

Net income (loss) applicable to common stockholders	$9,679	$(27,149)	(6,954)

Denominator:

Denominator for basic income (loss) per share available to common stockholders

Weighted average common shares outstanding	12,257	6,798	6,301

Effect of potentially dilutive securities

Convertible preferred stock	11,417	—	—

Preferred membership interests exchangeable for common stock	375	—	—

Dilutive stock options and warrants	2,093	—	—

Shares applicable to diluted income (loss) per share applicable to common stockholders	26,142	6,798	6,301

The effect of potentially dilutive stock options and warrants is calculated using the treasury stock method. Certain options and warrants are excluded from the calculation because the average market price of the Company’s stock during the period did not exceed the exercise price of those instruments. For the year ended December 31, 2004, there were 192,000 shares of such options and warrants. However, some or all of these instruments may be potentially dilutive in the future. For the year ended December 31, 2003, the potentially dilutive securities include options and warrants, which are convertible into 3,734,897 shares of common stock and 2,132,650 of convertible preferred stock, which was convertible into 14,217,667 shares of common stock dependent upon the Company’s ability to secure shareholder approval to increase the number of authorized common shares. For the year ended December 31, 2002, the potential dilutive securities included 2,818,232 shares for options and warrants and 931,217 shares attributable to convertible preferred stock. For the years ended December 31, 2003 and 2002, potentially dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Employee Compensation
The Company uses the intrinsic value method, as opposed to the fair value method, in accounting for stock options. Under the intrinsic value method, no compensation expense has been recognized for stock options granted to employees because the exercise prices of employee stock options equals or exceeds the market value of the underlying stock on the dates of grant. The table below presents a reconciliation of the Company's pro forma net income (loss) giving effect to the estimated compensation expense related to stock options that would have been reported if the Company utilized the fair value method for the years ended December 31:

	2004	2003	2002
	(In thousands except per share amounts)

Net income (loss) applicable to common stockholders, as reported	$9,679	$(27,149)	$(6,954)
Deduct: Employee stock-based compensation income (expense), net of forfeitures	(3,909)	1,749	(1,344)
Pro forma net income (loss) applicable to common stockholders	$5,770	$(25,400)	$(8,298)
Net loss applicable to common stockholders per share — basic:
As reported	$0.79	$(3.99)	$(1.10)
Pro forma	$0.47	$(3.74)	$(1.32)
Net loss applicable to common stockholders per share — diluted:
As reported	$0.37	$(3.99)	$(1.10)
Pro forma	$0.22	$(3.74)	$(1.32)

For purposes of computing pro forma net income (loss), we estimate the fair value of option grants using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our employee stock options. Additionally, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models may not provide a reliable single measure of the fair value of its stock-based awards.

For purposes of the pro forma disclosures, the assumptions used to value the option grants are stated as follows for the years ended December 31:

	2004	2003	2002

Expected life (in years)	3	1 - 3	10
Volatility	65 - 168%	51 - 174%	40%
Risk free interest rate—options	3.86 - 4.74%	3.65 - 4.31%	4.24 - 5.22%
Dividend yield	0.0%	0.0%	0.0%

Recently Issued Accounting Pronouncements
In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Provisions of this Statement are effective for fiscal years ending after June 15, 2005 but early application is permitted. Adoption of this Statement will not materially impact the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Company currently discloses pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net income and net income per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. The table in Note 2 reflects the estimated impact that such a change in accounting treatment would have had on our net income and net income per share if it had been in effect during the three years ended December 31, 2004. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future, there were no such amounts recognized for 2004. The Company will begin to apply SFAS No. 123R using the most appropriate fair value model as of the interim reporting period ending September 30, 2005.

NOTE 3.	BUSINESS COMBINATION

On May 21, 2004, the Company acquired Enersyst Development Center, L.L.C. (“Enersyst”), a leading provider and critical source of innovations to the food service industry. Enersyst researches, develops and licenses patented technology that enables food service equipment manufacturers to test, develop and provide advanced products to the marketplace. Enersyst holds over 180 issued patents and patent applications worldwide related to heat transfer, air impingement and associated food technologies. As a result of this acquisition, the Company believes it increased its leadership position in delivering the most advanced innovations in speed cooking solutions to customers worldwide. The results of Enersyst’s operations have been included in the consolidated financial statements since the acquisition date.

Total consideration for this transaction, $14.0 million, consisted of $7.7 million cash, including transaction costs, and $6.3 million equity in the form of Enersyst preferred membership units exchangeable in the future, at the discretion of the holders, for 611,096 shares of TurboChef common stock. The cash portion of the acquisition was paid with funds raised in a private placement (see Note 10). Acquired developed technology has an estimated useful life of 10 years and is being amortized using the straight-line method. Annual amortization for each of the next five years will approximate $807,000. Total goodwill recorded was $5.8 million, none of which is deductible for income tax purposes.

The following information summarizes the purchase price allocation (in thousands of dollars):

Current assets	$493
Property and equipment	20
Developed technology	8,070
Goodwill	5,808
Current liabilities	(357)
Net assets acquired	$14,034

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

	2004	2003
	(In thousands except per share amounts)

Revenues	$72,343	$7,481
Net income (loss)	9,814	(14,025)
Net income (loss) applicable to common stockholders	9,814	(26,825)
Net income (loss) applicable to common stockholders per share:
Basic	$0.73	$(3.49)
Diluted	0.36	(3.49)

NOTE 4.	CONCENTRATION OF CREDIT RISKS

The Company is generally subject to the financial well being of the business of commercial food service operators and related equipment; however, management does not believe that there is significant credit risk with respect to trade receivables. On March 8, 2004, the Company announced that it had reached agreement with Subway Restaurants to be the exclusive supplier of rapid cook ovens to more than 20,000 Subway® franchisees worldwide. TurboChef commenced the system-wide delivery of ovens to Subway® restaurants in the U.S. during the third quarter of 2004. For the year ended December 31, 2004, 91% of the Company’s sales were made to Subway. For the years ended December 31, 2003 and 2002, respectively, 19% and 22% of the Company’s direct sales were made to Subway. As of December 31, 2004, 83% of the outstanding accounts receivable were from Subway, of which substantially all were collected prior to January 31, 2005.

NOTE 5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

		2004	2003
	Estimated Useful Lives (years)	(In thousands)

Leasehold improvements	5	$222	$235
Furniture and fixtures	5	579	685
Equipment	3-7	2,299	345
		3,100	1,265
Less accumulated depreciation		(422)	(1,164)
		$2,678	$101

Depreciation expense was $355,000, $112,000, and $323,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 6.	ACCRUED EXPENSES

        Accrued expenses consisted of the following as of December 31:

	2004	2003

Accrued compensation and benefits	$1,889	$371
Professional and accounting fees	557	286
Sales and marketing allowances	94	287
Other	595	63
Total accrued expenses	$3,135	$1,007

NOTE 7.	ACCRUED WARRANTY AND UPGRADE COSTS

The Company generally provides a one-year parts and labor warranty on its ovens. Provisions for warranty claims are recorded at the time products are sold and are reviewed and adjusted periodically by management to reflect actual and anticipated experience.

Pursuant to the terms of the agreement under which the Company provides ovens to Subway® restaurants, the Company agreed to segregate the funds for estimated warranty costs for the Subway ovens. The estimated warranty cost is deposited to a separate account within 10 days of payment for the oven and withdrawals for the cost of warranty parts and labor are made periodically, as incurred, up to the amount initially deposited. Unexpended funds at the end of the warranty period are retained by the Company. As of December 31, 2004, the amount of these segregated funds totaled $3.2 million.

In September 1999, the Company entered into an agreement to upgrade and provide an extended warranty for 262 ovens installed for Whitbread Group PLC (“Whitbread”). The oven upgrades were completed in February 2000. Through 2000, the Company incurred $1.7 million for expenses of this program in excess of $1.4 million received from Whitbread. No additional costs were incurred since 2000. In February 2002, the Company and Whitbread agreed to terminate the September 1999 upgrade and extended warranty agreement. In exchange for release from its warranty obligation, TurboChef was required to pay Whitbread £460,000 (approximately $670,000) plus VAT (value added tax). On signing the agreement, TurboChef made an initial payment to Whitbread of £50,000 (approximately $72,000) plus VAT and committed to pay the balance over the next 24 months. Upon entering into this agreement, the Company recorded an adjustment to reduce the warranty liability by $190,000, the amount by which the amount of the warranty liability related to Whitbread exceeded the amount to be paid under the agreement. The Company had not made any payments from November 2002 through September 30, 2004 and was currently in default of the agreement. As a result of the default, an estimated warranty liability of $190,000 was recorded as of December 31, 2002. Other than a provision for the estimated effects of foreign exchange, there had been no activity in the Company’s liability related to the Whitbread agreement since 2002. In November 2004, the Company settled this liability with Whitbread for £150,000 (or approximately $280,000).

An analysis of changes in the liability for product warranty claims, including amounts related to Whitbread, is as follows for the years ended December 31:

	2004	2003	2002
	(In thousands)
Whitbread:
Balance at beginning of year	$729	$612	$670
Provision for warranties	—	—	—
Warranty expenditures, including final settlement	(280)	—	(248)
Adjustments	(405)	—	190
Currency fluctuations	(44)	117	—
Balance at end of year	—	729	612

Other:
Balance at beginning of year	199	434	368
Provision for warranties	3,296	274	290
Warranty expenditures	(909)	(509)	(224)
Balance at end of year	2,586	199	434

Total:
Whitbread	—	729	612
Other	2,586	199	434
Balance at end of year	$2,586	$928	$1,046

NOTE 8.	INCOME TAXES

The components of the provision for income taxes for the years ended December 31:

	2004	2003	2002
Current:
Federal	$205	$—	$—
State	96	—	—
Total provision for income taxes	$301	$—	$—

The following is a reconciliation of the provision (benefit) for income taxes at the U.S. federal income tax rate to the income taxes reflected in the statements of operations for the years ended December 31:

	2004	2003	2002

	(In thousands)

Expected income tax provision (benefit)	$3,393	$(4,879)	$(2,273)
State income tax, net of federal benefit	66	—	—
Other	23	2	(20)
Changes in deferred income tax asset valuation allowance	(3,181)	4,877	2,293
Provision for income taxes	$301	$—	$—

The components of the Company’s net deferred tax assets as of December 31, were as follows:

	2004	2003
	(In thousands)
Deferred income tax assets:

Warranty reserves	$879	$315
Deferred revenue	364	364
Basis difference of other current assets	207	278
Total current deferred income tax assets	1,450	957
Net operating loss carryforwards	13,118	17,031
Basis difference of intangible assets	1,817	1,349
Research and development credit carryforwards	245	245
Federal alternative minimum tax credit carryforwards	205	—
Basis difference of other long-term assets	63	42
Total non-current deferred income tax assets	15,448	18,667
Total gross deferred income tax assets	16,898	19,624

Deferred income tax liabilities:

Basis difference of long-term intangible asset	(906)	—
Basis difference of other long-term assets	(46)	—
Total gross deferred income tax liabilities	(952)	—
Net deferred income tax asset	15,946	19,624
Less deferred income tax asset valuation allowance	(15,946)	(19,624)
Net deferred income tax assets	$—	$—

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the historical operating results of the Company, management is unable to conclude on a more likely than not basis that the deferred income tax assets will be realized. Accordingly, the Company recorded a valuation allowance equal to 100% of the net deferred income tax assets at December 31, 2004 and 2003, respectively.

The provision for income taxes in 2004 was $301,000 and consists of estimated Federal Alternative Minimum Tax and estimated state and local taxes. This tax provision is an effective tax rate of 3% and reflects utilization of approximately $9.4 million in operating losses carried forward from prior years which reduced our taxable income in 2004. At December 31, 2004, the Company has net operating loss carryforwards for federal income tax purposes of $38.6 million, which may be used against future taxable income, if any, and which expire in years 2009 to 2023. Additionally, the Company has $3.2 million in income tax deductions related to stock option exercises the tax effect of which will be reflected as a credit to additional paid-in capital when realized. In October 2003 a change in ownership took place (Note 9), which for income tax purposes under Internal Revenue Code Section 382, limits the annual utilization of the $38.6 million loss carryforwards and could cause some amount of the carryforwards to expire before they are utilized. The Company has federal alternative minimum tax credit carryforwards of $205,000, which may be used to offset future federal tax liability, if any.

The Company also has research and development credit carryforwards of approximately $245,000, which may be used to offset future federal tax liability, if any. Such credit also may be subject to limitations.

NOTE 9.	PRIVATE PLACEMENT OF SERIES D PREFERRED STOCK AND RELATED EVENTS

On October 28, 2003, the Company completed a private placement of 2,132,650 shares of its Series D Convertible Preferred Stock, par value $1.00 per share (the “Series D Preferred Stock”) to OvenWorks, LLLP (“OvenWorks”) and to certain other investors for whom OvenWorks served as nominee. At the time of issuance, the shares of Series D Preferred Stock issued in the private placement were convertible into an aggregate of 14,217,667 shares of the Company’s common stock, which represented approximately 58% of the Company’s total equity on a fully diluted, as converted basis (i.e. assuming that all outstanding options, warrants and other rights for the purchase of common stock would have been exercised, and all outstanding shares of all series of the Company’s preferred stock, including the Series D Preferred Stock, would have been converted into common stock). Net proceeds to the Company of $12.6 million were used to satisfy existing obligations and to fund the Company’s working capital needs, including product development and manufacturing, sales and marketing and other general corporate purposes.

OvenWorks is a Georgia limited liability limited partnership of which Oven Management, Inc., a Georgia corporation controlled by Richard E. Perlman, serves as the general partner. OvenWorks’ funding for purchase of the Series D Preferred Stock was obtained through the sale of interests in OvenWorks, LLLP to individual investors.

In connection with the private placement, Messrs. Bogatin and Gogel, the Company’s former Chairman and a member of the board resigned from their board and officer positions and the Company appointed new officers and directors.

Shares of the Series D Preferred Stock ranked senior to all other classes of stock of the Company as to liquidation, dividends, redemption and other payments or distributions. Holders of Series D Preferred Stock also had redemption rights (to the extent they were unable to convert all or part of their shares to common stock of the Company at December 31, 2004), preemptive rights, and demand and piggy-back registration rights with respect to their shares. Holders of Series D Preferred Stock were entitled to vote as a class in connection with certain matters, were generally entitled to vote together with the holders of the Company’s common stock on an as converted basis, and were also entitled to elect two-thirds of the members of the Company’s Board of Directors.

At December 31, 2003, the Company did not have enough shares of authorized but unissued common stock to permit conversion of all of the shares of Series D Preferred Stock. Accordingly, the Series D Preferred Stock was considered redeemable preferred stock until a formal proxy statement was filed to approve the authorization of additional shares of the Company’s common stock. Therefore, at December 31, 2003, the Company recorded $12.6 million; the aggregate consideration paid for such shares, as mezzanine equity.

The shares of Series D Preferred Stock were immediately convertible, and such shares also had beneficial conversion characteristics. In accordance with the guidance of Emerging Issues Task Force (“EITF”) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company recorded $12.6 million as a deemed dividend representing the estimated value of the beneficial conversion feature.

As of December 31, 2004, all of the Series D Preferred Stock had been converted into common stock.

In connection with the private placement, Messrs. Bogatin and Gogel agreed to a general 18-month prohibition on the transfer of their shares of capital stock of the Company, and to a right of first refusal in favor of the Company and OvenWorks, subject to a monthly trading allowance based on the average daily trading volume of the Company’s common stock. Messrs. Bogatin and Gogel also entered into voting agreements pursuant to which they agreed to vote all their shares of the Company’s common stock in favor of, among other things, any proposal to amend the Company’s Certificate of Incorporation to increase the amount of the Company’s authorized capital stock. Additionally, Mr. Gogel exercised his right to convert all of his shares of the Company’s Series C Preferred Stock, plus all accrued and unpaid dividends thereon, into 267,855 shares of the Company’s common stock. Further, Messrs. Bogatin and Gogel have each entered into a non-competition agreement and a release agreement in favor of the Company in consideration for which they received an aggregate of 811,111 and 122,223 shares of the Company’s common stock, respectively. The $5.6 million fair value of the shares issued for the non-compete agreements and the release agreements was deemed compensation with no benefit to future periods and is included in compensation and severance related to termination of former officers and directors in the statement of operations for the year ended December 31, 2003.

Prior to the private placement, Messrs. Bogatin and Gogel agreed to the termination of all of their outstanding options to purchase the Company’s common stock. Additionally, the Company agreed to cancel the obligations of Messrs. Bogatin and Gogel to pay the Company $2.0 million and $100,000, respectively, under certain promissory notes delivered by them to the Company in connection with their exercise of stock options in 1999 and 2000. In return, Messrs. Bogatin and Gogel agreed to the cancellation of the 266,667 and 13,333 shares respectively, of the Company’s common stock acquired by them in connection with such option exercises. The transactions resulted in a $916,000 compensation charge which is also included in compensation and severance related to termination of former officers and directors in the statement of operations for the year ended December 31, 2003.

In connection with the appointment of new officers and directors resulting from the private placement transaction, the Company also terminated the employment of two other former officers. The terms of the severance arrangements entered into included a commitment for future cash payments and, for one former officer, a grant of options to purchase 66,667 shares of the Company’s common stock at less than fair market value at the grant date and, for the other former officer, modifications of vesting for options previously granted. These transactions resulted in a compensation charge which, together with the cash severance, aggregated $1.1 million and is included in compensation and severance related to termination of former officers and directors in the statement of operations for the year ended December 31, 2003.

In connection with the private placement, the Company also entered into a Settlement and Release Agreement with Grand Cheer, a principal stockholder of the Company and the holder of the Company’s promissory note which was in default. The agreement provided resolution of all claims under the note and under its terms Grand Cheer exercised its rights to convert all of its shares of the Company’s Series B Preferred Stock, plus all accrued and unpaid dividends thereon, into 674,995 shares of the Company’s Common Stock and agreed to reduce from 333,333 to 266,667 the number of shares of the Company’s common stock issuable upon exercise of warrants held by Grand Cheer and the Company agreed to pay Grand Cheer $1.2 million in cash from the proceeds of the transaction, and issue to Grand Cheer 217,429 shares of its Common Stock. Grand Cheer also entered into a voting agreement granting its irrevocable proxy with respect to certain transactions to the investor in the private placement. On November 4, 2003 the Company paid Grand Cheer $1.2 million to settle its obligations under the note. The $1.1 million fair value of the aggregate consideration in the exchange in excess of the face value of the obligation was recorded as interest and debt extinguishment costs in the statement of operations for the year ended December 31, 2003.

Additionally, in connection with the private placement, the Company entered a Settlement, Release Agreement and Third Amendment to a certain manufacturing agreement, which was in default, to resolve potential claims and reduce the monthly purchase commitment. Pursuant to this agreement the Company agreed to make a payment of $244,000 in full satisfaction of all amounts then due under the agreement. In exchange, the Company was released from any claims which may have existed as of the signing of the release agreement and the monthly minimum purchase requirement of ovens that the Company must make was reduced.

NOTE 10.	STOCKHOLDERS’ EQUITY

Reverse Stock Split
On December 27, 2004, the Company effected a one-for-three reverse stock split. The par value and number of authorized shares of Common Stock was not changed as a result of this reverse stock split. All references to common stock, weighted average number of common shares outstanding and per share amounts prior to the effective date of the reverse stock split have been retroactively restated to reflect the one-for-three reverse stock split.

Stock Option Plans
The Company has stock option plans that provide for the grant of incentive and nonqualified options to purchase the Company’s stock to eligible officers, key employees, directors and consultants. These plans include the 1994 Stock Option Plan (the “1994 Plan”) and 2003 Stock Incentive Plan (the “2003 Plan”). The 1994 Plan, as amended, provided that an aggregate of 2,550,000 shares of the Company’s common stock be reserved for grants to eligible participants. The 2003 Plan, as amended, reserved up to 3,333,333 shares of the Company’s common stock for issuance to eligible participants. Options awarded under these plans (i) are generally granted at exercise prices equal to or above quoted market prices on the dates of the grant; (ii) generally become exercisable over a period of one to four years; and (iii) generally expire seven or ten years subsequent to award. At December 31, 2004, there was an aggregate maximum of 1.8 million shares available for grant under both of these plans.
A summary of stock option activity follows:

	Number of Shares	Weighted Average Exercise Price

Options outstanding at January 1, 2002	1,069,722	$11.55
Options granted	380,378	2.88
Options exercised	(12,111)	3.99
Options expired or canceled	(39,472)	12.42
Options outstanding at December 31, 2002	1,398,517	$9.24
Options granted	2,262,128	5.40
Options exercised	(33,615)	2.58
Options expired or canceled	(732,057)	11.01
Options outstanding at December 31, 2003	2,894,973	$5.91
Options granted	673,333	10.62
Options exercised	(274,363)	4.01
Options expired or canceled	(172,317)	8.01
Options outstanding at December 31, 2004	3,121,626	$6.97

Options exercisable at December 31, 2002	864,738	$11.82
Options exercisable at December 31, 2003	757,973	$6.78
Options exercisable at December 31, 2004	1,246,848	$6.53

The following table summarizes information about the Company’s stock options outstanding at December 31, 2004:

	Options Outstanding		Weighted Average Exercise Price	Options Exercisable
Range of Exercise Prices	Outstanding as of December 31, 2004	Weighted Average Remaining Contractual Life		Exercisable as of December 31, 2004	Weighted Average Exercise Price
$0.93-$5.03	410,487	6.24	$2.80	377,154	$2.96
$5.04-$7.31	1,630,000	8.79	$5.25	596,333	$5.24
$7.32-$10.25	845,556	9.14	$9.42	144,445	$8.37
$10.26-$28.50	235,583	5.52	$17.32	128,916	$20.89
	3,121,626	8.30	$6.97	1,246,848	$6.53

In addition, the Company grants, from time to time, non-plan stock options. The following table summarizes all option grants outside of the 1994 Plan. No option grants have been made outside of the 2003 Plan.

Grant Year	Shares Granted	Exercise Price	Remaining Life (in years)	Shares Exercisable as of December 31, 2004
1995	87,500	$7.50	1.00	87,500
1995	7,000	$27.00	1.25	7,000

Compensation expense relating to these options in the amount of $12,000 was recorded in 2002 and is included in selling, general and administrative expense in the Company’s statement of operations.

In 2003, the Company recorded compensation expense of $255,000 included in selling, general and administrative expense in connection with options given in payment for consulting services. The number of shares of common stock which can be purchased under these grants aggregated 50,000 exercisable at $5.25. These options expire in 2013. None of these options have been exercised.

In 2004, the Company recorded compensation expense of $113,000 included in selling, general and administrative expense in connection with options given in payment for consulting services. The number of shares of common stock which can be purchased under these grants were 3,334 and 8,333 exercisable at $9.30 and $14.25, respectively. These options expire in 2014. As of December 31, 2004, none of these options have been exercised.

Stock Issuances
In April 2002, the Company issued 19,328 and 11,176 shares of common stock as payment of accrued dividends on the Company’s Series B and Series C convertible preferred stock, respectively.

In April 2003, the Company issued 80,158 and 40,079 shares of common stock as payment of accrued dividends on the Company’s Series B and Series C convertible preferred stock, respectively.

In October 2003, the Company issued 92,347 and 45,314 shares of common stock as payment of accrued dividends on the Company’s Series B and Series C convertible preferred stock, respectively.

In 2003, the Company issued an aggregate of 45,000 shares of common stock in exchange for services. The fair value of these shares totaled $132,250 and the Company included this compensation charge in selling, general and administrative expense.

In May 2004, the Company completed a private placement of 1,151,209 shares of common stock for aggregate consideration of $10.0 million, or $8.70 per share. A portion of the proceeds from the private placement was used to finance TurboChef’s acquisition of Enersyst (see Note 3) with the remainder to be used for working capital and other general corporate purposes.

On February 8, 2005, (Note 16) the Company closed a public offering of 5,000,000 shares of its common stock at $20.50 before discounts and commissions to underwriters and other offering expenses. Of the shares sold, 2,925,000 were sold by the Company and 2,075,000 were sold by certain selling shareholders. The Company plans to use the net proceeds to finance the development and introduction of residential ovens, to pursue possible acquisitions or strategic investments and for working capital and other general corporate purposes.

Stock Warrants
In March 2001, the Company issued investor warrants to purchase 333,333 shares of common stock at $3.60 per share, in connection with the sale of its Series B Convertible Preferred Stock. These warrants were exercisable in three equal annual installments, commencing one year from the date of issuance and expire in 2011. These warrants were valued at $380,000 and were recorded in stockholders’ equity in the accompanying financial statements. In October 2003 and as described in Note 9, these warrants were modified to reduce the number of warrants to 266,667 in conjunction with a settlement with the investor. The fair value ascribed to this modification was $400,000 and is included as a reduction in interest and debt extinguishment costs related to the overall Grand Cheer settlement.

In June 2001, the Company issued investor warrants to purchase an additional 104,167 shares of common stock at $3.00 per share, in connection with the sale of 208,333 shares of common stock. These warrants vest ratably over three years. These warrants were valued at $158,000 at issuance and are recorded in stockholders’ equity in the accompanying financial statements. These warrants were exercised in March 2004.

In August 2001, the Company converted a $1.0 million convertible note into its Series C Convertible Preferred Stock. A total of 132,275 warrants to purchase the Company’s common stock at $4.53 per share were issued along with the preferred stock. These warrants vest ratably over three years. These warrants were valued at $235,000 at issuance and are recorded in stockholders’ equity in the accompanying financial statements.

In October 2001, the Company issued investor warrants to purchase an additional 83,333 shares of common stock at $6.75 per share, in connection to the sale of 83,333 shares of common stock. The warrants are exercisable immediately and expire in 2011. These warrants were valued at $489,000 at issuance and are recorded in stockholders’ equity in the accompanying financial statements.

In connection with the sale of 349,941 shares of common stock in December 2001, the Company issued warrants to purchase an additional 27,995 shares and 30,986 shares of common stock at $12.30 and $16.02 per share, respectively. The warrants are exercisable immediately and expire in 2006. These warrants were valued at $230,000 at issuance and are recorded in stockholders’ equity in the accompanying financial statements. The 27,995 warrants with a per share price of $12.30 were exercised in December 2004.

In December 2002, the Company issued 83,333 warrants to purchase common stock at $3.09 per share in connection with an agreement with Bank of America to assist in raising capital for the Company. The warrants are exercisable immediately and expire in December 2007. These warrants were valued at $72,000 at issuance and are recorded in stockholders’ equity in the accompanying financial statements. These warrants were exercised in January 2004.

At December 31, 2004, warrants remained outstanding for purchase of an aggregate of 529,928 shares of the Company’s common stock.

NOTE 11.	RELATED-PARTY TRANSACTIONS

In July 2002, the Company issued a non-interest bearing promissory note in the amount of $1.0 million to Grand Cheer Company Limited, a principal stockholder of the Company, which was secured by proceeds from sale of 350 ovens. All of the ovens were sold and cash received but no payment was made to Grand Cheer. The note was due on October 15, 2002. The note provided that if the Company did not repay the note in full by October 15, 2002, all remaining unvested warrants (222,222 warrants) previously issued to Grand Cheer would immediately vest. In connection with issuance of the note, the Company incurred a non-cash finance charge of $200,000 which was payable by offsetting the exercise price of the 333,333 warrants previously issued to Grand Cheer upon its purchase of the Company’s Series B Convertible Preferred Stock. The $200,000 finance charge was recorded as interest expense during the third quarter of 2002.

In connection with the foregoing transaction, a question arose as to whether Jeffrey B. Bogatin, Chairman at the time, or a member of his family had a direct or indirect ownership interest in or control of Grand Cheer, a Hong Kong company which is a principal stockholder and creditor of the Company. Mr. Bogatin had an outside business relationship with a principal of Grand Cheer. Mr. Bogatin provided the Company with an affidavit stating that neither he nor any member of his family nor any entity in which any of them had an interest (i) in the past had any direct or indirect interest in or beneficial ownership of Grand Cheer, (ii) in the past has been an affiliate of Grand Cheer, (iii) in the past held any director, executive or officer position with Grand Cheer or (iv) was in a position to influence the day-to-day business operations of Grand Cheer. In addition, Grand Cheer represented to the Company that Mr. Bogatin had not held any direct or indirect interest in Grand Cheer and had not held any director, executive, officer or other control position in Grand Cheer. If Mr. Bogatin had been determined to have an interest in or control of Grand Cheer, the investment in the Company and loan made to the Company by Grand Cheer, which had been negotiated on behalf of the Company by Mr. Bogatin, would not have been arm’s length transactions. In addition, if Mr. Bogatin had been deemed to beneficially own the securities of the Company held by Grand Cheer, Mr. Bogatin’s ownership as reflected in the table included under “Item 2. Security Ownership of Certain Beneficial Owners and Management,” would not have been accurately reflected in the Company’s 2002 Annual Report on Form 10-K. This matter was reviewed by the Audit Committee of the Company at the time which determined that future transactions with Grand Cheer, including any amendment or modification to the loan, would be subject to their approval. As described in Note 9, the Grand Cheer loan was paid in full and the Company settled all its related obligations thereunder in connection with the October 2003 private placement transaction.

In April 2001, the Company raised $1.0 million through the issuance of an 8% Non-Negotiable Promissory Note due April 20, 2003 from Donald J. Gogel, at the time a director of the Company. The entire outstanding principal amount of this note was to be converted into preferred stock of the Company upon the approval of the stockholders. This was approved by the stockholders of the Company in August 2001 and the note was converted into Series C Convertible Preferred Stock. In addition, the Company issued 132,275 warrants to purchase shares of its common stock. The warrants have a term of 10 years at an exercise price of $4.53 per share and were valued at $190,000. This amount was treated as unamortized discount charged to interest expense. Each share of the preferred stock has (i) a liquidation value of $300 per share, (ii) is entitled to a dividend of $24.00 per share, payable semi-annually in cash or in shares of the common stock at the then fair market value and are (iii) convertible into shares of Common Stock at a conversion price of $3.78. As described in Note 8, these securities were converted into common stock in connection with the October 2003 private placement transaction.

NOTE 12.	COMMITMENTS AND CONTINGENCIES

The Company is obligated under certain non-cancelable leases for office space and equipment. Certain obligations under these non-cancelable leases are secured with stand-by letters of credit totaling $312,000 and expiring in less than one year. Obligations for office space, which extends beyond one year, are $669,000, $998,000, $1.0 million, $1.0 million, $933,000 and $1.7 million in 2005, 2006, 2007, 2008, 2009 and thereafter, respectively. Rent expense for each of the years ended December 31, 2004, 2003 and 2002 was $473,000, $271,000 and $407,000, respectively.

The Company terminated an agreement with a manufacturing outsourcing partner in December 2004 and is in the process of negotiating a final settlement related to certain outstanding matters. The Company is unable to determine the outcome of such negotiations at this time. However the Company does not believe it will result in a significant negative impact to the results of operations, when settled.

NOTE 13.	LITIGATION

Maytag Corporation

TurboChef filed for arbitration against Maytag Corporation in Dallas, Texas, on February 2, 2001, in connection with a series of contracts for research, development and commercialization of certain technology through a joint, strategic relationship. After a stay of the proceedings pending settlement discussions, the Company’s third amended claim was submitted on May 6, 2004 and a fourth amendment on March 4, 2005. The amended claims include claims for substantial damages for breach of those contracts, specific performance of those contracts, fraud, theft of trade secrets, breach of fiduciary duty, usurpation of corporate opportunity, correction of inventorship, punitive damages and attorneys’ fees. They also seek an injunction and equitable assignment of ownership which would require Maytag to return all rights in all intellectual property owned by us under those contracts.

Maytag has not yet responded to the Company’s amended claims. Earlier, on July 17, 2002, Maytag filed an answer and counterclaim in response to our second amended claim, in which Maytag denied our allegations. In its July 17, 2002 counterclaim, Maytag alleges breach of the above-referenced contracts and fraud, and seeks damages in excess of $35 million. We believe that these counterclaims by Maytag are without merit, and we intend to vigorously defend against Maytag’s allegations. The arbitrators issued a scheduling order that contemplates a final hearing on all claims in late May and June 2005.

In May 2002, Maytag filed a complaint in Iowa federal court seeking, among other things, to require that two of our claims originally filed and pending in the Texas arbitration be decided only in a separate arbitration proceeding in Boston, Massachusetts. Maytag’s complaint in the Iowa proceeding also alleges that in a January 2002 press release (and in certain other unidentified statements) we publicized false and misleading statements about Maytag’s use of our intellectual property in its residential appliances. Based upon this allegation, Maytag asserts claims that we caused false advertising with respect to Maytag’s goods and services, that we have intentionally interfered with Maytag’s prospective business, that we have defamed Maytag and that we have unfairly competed with Maytag. Unlike Maytag’s counterclaims in the Texas arbitration proceeding, its complaint in the Iowa proceeding does not specify the dollar amount of damages sought. In July 2002, we filed a motion to dismiss the Maytag complaint or, in the alternative, stay the Iowa proceeding pending resolution of the Texas arbitration. On July 30, 2002, Maytag filed a Motion for Leave to File First Amended Complaint adding a claim that we failed to pay a promissory note in the amount of $327,478. On January 6, 2003, the Federal Court in the Iowa proceeding granted a summary judgment against us on the claim related to the promissory note, in the amount of $359,372. In March 2004, we tendered full payment of the amount of the summary judgment. In addition, on December 23, 2002, the Federal Court issued an order staying indefinitely the remainder of Maytag’s claims in the Iowa proceeding, pending the final resolution of the Texas arbitration. Thus, we do not expect further prosecution of the Iowa proceeding until after the Texas arbitration is concluded.

Maytag has also initiated arbitration against us in Boston, claiming damages in excess of $1.3 million for failure to pay for ovens. Our financial statements include accounts payable of approximately $1.4 million in connection with this claim. We have filed a counterclaim alleging that Maytag breached its warranty and committed fraud and that we have been damaged in an amount in excess of $1.5 million. We believe that these claims by Maytag are without merit, and we intend to vigorously defend against Maytag’s allegations. We have agreed to a scheduling order with Maytag that contemplates a hearing in the Boston arbitration sometime after the hearing on the Texas arbitration, in 2005.

The outcome of any litigation is uncertain and an unfavorable outcome could have a material adverse effect on our operating results and future operations. Since the outcomes of the arbitration proceedings are uncertain, no adjustments have been made to the financial statements

Duke Manufacturing Co.

Our subsidiary, Enersyst Development Center, LLC, was engaged in arbitration with Duke Manufacturing Co. relating to Enersyst’s termination of Duke’s license to use Enersyst technology as a result of Duke’s failure to make required payments under the license agreement. Duke was seeking reinstatement of the license agreement and related monetary damages. The final arbitration hearing has been conducted, and the arbitration panel has rejected Duke’s claims, upheld Enersyst’s termination of the license and awarded Enersyst approximately $66,000 in damages.

Additionally, on January 26, 2005, Duke filed a complaint against TurboChef in federal district court in St. Louis, Missouri, but we have not been served. The complaint seeks a declaration that Duke’s speed cook oven products do not violate two of our patents relating to the use of catalytic converters, and that those patents are invalid. Duke’s complaint provides no substantiation for its claims, and we therefore are unable to evaluate the factual or legal basis for them. We intend to vigorously defend against these claims if and when properly served. An adverse outcome could have an adverse effect on our operating results, future operations and competitive position. The outcome of this proceeding is uncertain, and an unfavorable outcome could have an adverse effect on our operating results and future operations. Because the outcome of this proceeding is uncertain, we have made no corresponding adjustments to our financial statements.

We also, from time to time, are party to various other legal proceedings that arise in the ordinary course of our business.

NOTE 14.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Unaudited quarterly financial information follows (in thousands except per share data):

2004	First	Second	Third	Fourth	Fiscal Year

Total revenues	$946	$2,420	$31,006	$36,522	$70,894
Gross profit	499	1,246	11,704	13,398	26,847
Net (loss) income available to common stockholders	(1,946)	(2,261)	6,419	7,467	9,679

Basic (loss) income per share	$(0.23)	$(0.24)	$0.64	$0.35	$0.79
Number of shares used in the computation of basic (loss) income per share	8,615,656	9,258,823	9,987,607	21,098,010	12,256,686

Diluted (loss) income per share	$(0.23)	$(0.24)	$0.24	$0.27	$0.37

Number of shares used in the computation of diluted (loss) income per share	8,615,656	9,258,823	26,676,983	27,201,127	26,142,101

2003	First	Second	Third	Fourth	Fiscal Year

Total revenues	$1,775	$547	$507	$861	$3,690
Gross profit	872	239	268	365	1,744
Net loss available to common Stockholders	(972)	(1,700)	(638)	(23,839)	(27,149)

Basic and diluted loss per share	$(0.15)	$(0.26)	$(0.10)	$(3.03)	$(3.99)
Number of shares used in the computation of loss per share	6,354,178	6,473,080	6,473,080	7,865,563	6,797,575

NOTE 15.	REVENUE BY GEOGRAPHIC AREA

The Company currently derives primarily all its revenues from the sale of ovens. The Company does not have significant assets outside the United States. Revenues by geographic region for each of the three years ended December 31, 2004 is as follows:

REGION	2004	2003	2002

	(In thousands)

North America	$69,182	$2,096	$3,576
Europe and Asia	1,712	1,594	2,079
Totals	$70,894	$3,690	$5,655

NOTE 16.	SUBSEQUENT EVENTS

On February 8, 2005, the Company closed a public offering of 5,000,000 shares of its common stock at $20.50 before discounts and commissions to underwriters and other offering expenses. Of the shares sold, 2,925,000 were sold by the Company and 2,075,000 were sold by certain selling shareholders. The Company plans to use the net proceeds to finance the development and introduction of residential ovens, to pursue possible acquisitions or strategic investments and for working capital and other general corporate purposes.

On February 28, 2005, the Company entered into a Credit Agreement with Bank of America, N.A. (the “Credit Agreement”). The Credit Agreement allows TurboChef to borrow up to $10 million at any time under the revolving credit facility, based upon a portion of TurboChef’s eligible accounts receivable. The Credit Agreement also provides for a letter of credit facility within the credit limit. Revolving credit loans under the Credit Agreement bear interest at a rate of the British Bankers Association LIBOR Rate plus 3.50% unless for certain reasons Eurodollar Rate Loans are unavailable, then at a rate in an amount of 2.50% over the higher of the Federal Funds Rate plus 0.5% and Bank of America’s prime rate. The Company’s obligations under the Credit Agreement would be secured by substantially all of the assets of TurboChef and its subsidiaries. The Credit Agreement contains customary affirmative and negative covenants and acceleration provisions. The credit commitment expires on February 28, 2006, and any outstanding indebtedness under the Credit Agreement would be due on that date. TurboChef has not borrowed under the Credit Agreement.

As of March 1, 2005, the Company had exchanged Enersyst preferred membership units into 517,531 shares of common stock and has 93,565 shares remaining available under the exchange.