Form 10-Q
period 2005-03-31
TURBOCHEF TECHNOLOGIES INC
filed 2005-05-10
CIK 916545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter ended March 31, 2005

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

___________to___________

Commission File Number 0-23478

TurboChef Technologies, Inc.
(Exact name of Registrant as specified in its Charter)
DELAWARE	48-1100390
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

Six Concourse Parkway, Suite 1900 Atlanta, Georgia	30328
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at May 1, 2005

Common Stock, $0.01 Par Value	28,115,581

TURBOCHEF TECHNOLOGIES, INC.

PART 1.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2005	December 31, 2004

Assets:

Current assets:
Cash and cash equivalents	$65,863	$12,942
Restricted cash	2,811	3,196
Accounts receivable, net of allowance of $181 and $197, respectively	8,409	9,542
Other receivables	1,601	43
Inventory	9,186	8,155
Prepaid expenses	654	426

Total current assets	88,523	34,304

Property and equipment, net	3,605	2,678
Developed technology, net of accumulated amortization of $695 and $493	7,375	7,577
Goodwill	5,912	5,808
Other assets	405	389

Total assets	$105,820	$50,756

Liabilities and Stockholders’ Equity:

Current liabilities:
Accounts payable	$7,255	$8,401
Other payables	1,445	1,445
Accrued expenses	2,777	3,135
Deferred revenue	369	1,338
Accrued warranty	2,818	2,586

Total current liabilities	14,664	16,905

Other liabilities	73	72
Total liabilities	14,737	16,977

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1 par value, authorized 5,000,000 shares, 0 shares issued	—	—
Preferred membership units exchangeable for shares of TurboChef common stock	972	6,351
Common stock, $.01 par value, authorized 100,000,000 shares, issued 28,082,248 and 24,313,158 shares at March 31, 2005 and December 31, 2004, respectively	281	243
Additional paid-in capital	140,586	79,508
Accumulated deficit	(50,756)	(52,277)
Notes receivable for stock issuances	—	(46)

Total stockholders’ equity	91,083	33,779

Total liabilities and stockholders’ equity	$105,820	$50,756

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended March 31,
	2005	2004
Revenues:
Product sales	$19,720	$946
Royalties and services	683	—

Total revenues	20,403	946

Costs and expenses:
Cost of product sales	12,491	447
Research and development	1,049	311
Selling, general and administrative	5,584	2,165

Total costs and expenses	19,124	2,923

Operating income (loss)	1,279	(1,977)

Other income:
Interest income	263	35
Other (expense) income	(21)	(4)

	242	31

Income (loss) before income taxes	1,521	(1,946)
Provision for income taxes	—	—

Net income (loss)	$1,521	$(1,946)

Per share data:

Net income (loss) per share - basic	$0.06	$(0.23)
Net income (loss) per share - diluted	0.05	(0.23)

Weighted average number of common shares outstanding : Basic	26,589,785	8,615,656
Diluted	28,989,040	8,615,656

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$1,521	$(1,946)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	501	37
Provision for doubtful accounts	38	-
Amortization of deferred loan costs	16	-
Non-cash compensation expense	19	31
Other	-	(3)
Changes in operating assets and liabilities, net of effects of acquisition:
Restricted cash	385	-
Accounts receivable	1,161	(255)
Inventories	(1,160)	(1,083)
Prepaid expenses and other assets	(1,786)	3
Accounts payable	(1,146)	817
Accrued expenses	(126)	264
Deferred revenue	(968)	(27)

Net cash used in operating activities	(1,545)	(2,162)

Cash flows from investing activities:
Acquisition of business, net	(170)	-
Purchase of property and equipment, net	(1,091)	(1,393)
Other	119	-

Net cash used in investing activities	(1,142)	(1,393)

Cash flows from financing activities:
Issuance of common stock, net	54,840	-
Proceeds from the exercise of stock options and warrants	880	638
Proceeds from notes receivable for stock issuances	46	-
Payment of deferred loan costs	(156)	-
Payment of notes payable	-	(380)
Other	(2)	-

Net cash provided by financing activities	55,608	258

Net increase (decrease) in cash and cash equivalents	52,921	(3,297)
Cash and cash equivalents at beginning of period	12,942	8,890

Cash and cash equivalents at end of period	$65,863	$5,593

NON CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in exchange for Enersyst preferred membership units	$5,379	$-

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

TurboChef Technologies, Inc. (“the Company”) was incorporated in 1991 and became a Delaware corporation in 1993. The Company is a leading provider of technology and services for the high speed preparation of food products. The Company’s customizable speed cook ovens, the C3, the Tornado, and the recently announced High-H Batch cook food products at high speeds with food quality comparable, and in many cases superior, to conventional heating methods. In addition, the Company offers fee-based equipment development and testing, prototype fabrication and other services, and food preparation, menu planning and analysis and related consulting services, to other food manufacturers and members of the foodservice industry. The Company’s primary markets are with commercial food service operators throughout North America, Europe and Asia. Management believes that the Company operates in one primary business segment.

The consolidated financial statements of the Company as of March 31, 2005 and 2004 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and have not been audited by independent public accountants. In the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these statements unless significant changes have taken place since the end of the Company’s most recent fiscal year. The Company’s December 31, 2004 consolidated balance sheet was derived from audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, but does not include all disclosures required by GAAP. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the aforementioned Form 10-K. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of TurboChef Technologies Inc. and its majority-owned and controlled company. Significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For information regarding significant accounting policies, see Note 2 to the Consolidated Financial Statements of the Company for the year ended December 31, 2004, set forth in the Form 10-K.

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

The Company provides for returns on product sales based on historical experience and adjust such reserves as considered necessary. To date, there have been no significant sales returns. In 2002 and 2003, the Company deferred approximately $2.7 million of revenue and approximately $1.6 million of costs of product sales related to ovens sold to franchisees of a major restaurant chain under a proposal which offered a future exchange for a new oven contingent on completion of a franchise-wide sale and roll-out of our new ovens. In the three months ended March 31, 2005, the exchange provisions contemplated by this transaction were largely satisfied and substantially all the deferred revenue and related cost was recognized in our results for the quarter.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess purchase price of net tangible and identifiable intangible assets acquired in a business combination over their estimated fair values. In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires goodwill and other acquired intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must undergo an impairment test at least annually. The annual goodwill impairment test completed in October 2004 indicated no impairment of the carrying amount of goodwill and there have been no developments subsequently that would indicate an impairment exists. We will continue to perform our goodwill impairment review annually or more frequently if facts and circumstances warrant a review.

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We are currently amortizing acquired developed technology using the straight line method over an estimated useful life of 10 years and recorded $202,000 in amortization expense for the three months ended March 31, 2005.

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

	Three Months Ended March 31,
	2005	2004

Numerator for basic and diluted earnings per share available to common stockholders:
Net income (loss) available to common stockholders	$1,521	$(1,946)

Denominator:
Denominator for basic income (loss) per share available to common stockholders
Weighted average common shares outstanding	26,590	8,616
Effect of potentially dilutive securities
Preferred membership interests exchangeable for common stock	275	—
Dilutive stock options and warrants	2,124	—
Shares applicable to diluted income (loss) per share available to common stockholders	28,989	8,616

The effect of potentially dilutive stock options and warrants is calculated using the treasury stock method. Certain options and warrants are excluded from the calculation because the average market price of the Company’s stock during the period did not exceed the exercise price of those instruments. For the three-months ended March 31, 2005 there were 68,000 shares and 17,000 shares, respectively, of such options and warrants. However, some or all of these instruments may be potentially dilutive in the future. For the three months ended March 31, 2004, the potentially dilutive securities include options and warrants, which are convertible into 3.4 million shares of common stock and 2,132,650 shares of convertible preferred stock, convertible into 14.2 million shares of common stock all of which was excluded from the calculation of shares applicable to diluted income (loss) per share available to common stockholders because their inclusion would have been anti-dilutive. The convertible preferred stock was converted in its entirety in the fourth quarter of 2004.

STOCK BASED EMPLOYEE COMPENSATION

The Company uses the intrinsic value method, as opposed to the fair value method, in accounting for stock options. Under the intrinsic value method, no compensation expense has been recognized for stock options granted to employees because the exercise prices of employee stock options equals or exceeds the market value of the underlying stock on the dates of grant. The table below presents a reconciliation of the Company's pro forma net income (loss) giving effect to the estimated compensation expense related to stock options that would have been reported if the Company utilized the fair value method for the three month periods ended March 31 (in thousands, except per share amounts):

	2005	2004

Net income (loss) applicable to common stockholders, as reported	$1,521	$(1,946)

Deduct: Employee stock-based compensation expense, net of forfeitures	(1,048)	(784)

Pro forma net loss applicable to common stockholders	$473	$(2,730)

Net income (loss) per share - basic:
As reported	$0.06	$(0.23)
Pro forma	0.02	(0.32)
Net income (loss) per share - diluted:
As reported	$0.05	$(0.23)
Pro forma	0.02	(0.32)

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

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Provisions of this Statement are effective for fiscal years ending after June 15, 2005 but early application is permitted. The Company anticipates that the adoption of this Statement will not materially impact the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Company currently discloses pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net income and net income per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. The table in Note 2 reflects the estimated impact that such a change in accounting treatment would have had on our net income and net income per share if it had been in effect during the three-month periods ended March 31, 2005 and 2004. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future, there were no such amounts recognized for the interim periods presented herein. SFAS No. 123R will be effective for the Company’s fiscal year beginning January 1, 2006.

In December 2004, the FASB also issued SFAS No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29, to remove the exception to the basic measurement principle that required certain nonmonetary exchanges be recorded on a carryover basis, replace it with a general exception for exchanges that do not have commercial substance and to improve consistency in application of these principles with international accounting standards. This Statement is effective for nonmonetary asset exchanges entered into after June 15, 2005 but early application is permitted. The Company anticipates that the adoption of this Statement will not materially impact the Company's financial statements.

NOTE 3. BUSINESS COMBINATIONS

As reported in Form 10-K, on May 21, 2004 the Company acquired Enersyst Development Center, L.L.C. (“Enersyst”), a leading provider and critical source of innovations to the food service industry. Enersyst researches, develops and licenses patented technology that enables food service equipment manufacturers to test, develop and provide advanced products to the marketplace. Enersyst holds over 180 issued patents and patent applications worldwide related to heat transfer, air impingement and associated food technologies. As a result of this acquisition, the Company believes it increased its leadership position in delivering the most advanced innovations in speed cooking solutions to customers worldwide. The results of Enersyst’s operations have been included in the consolidated financial statements since the acquisition date.

Through March 31, 2005, total consideration for this transaction, $14.2 million, consisted of $7.9 million cash, including transaction costs, and $6.3 million equity in the form of Enersyst preferred membership units exchangeable in the future, at the discretion of the holders, for 611,096 shares of TurboChef common stock (Note 8). The cash portion of the acquisition was paid with funds raised in a private placement. Total goodwill recorded was $5.9 million, none of which is deductible for income tax purposes.

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

(In thousands, except per share data)	Three Months Ended March 31, 2004

PRO FORMA AMOUNTS
Revenues	$1,953
Net loss	(1,842)
Net loss applicable to common stockholders	(1,842)
Net loss applicable to common stockholders per share - basic and diluted	(0.19)

NOTE 4.  INVENTORY

          Inventory consists of the following (in thousands):

	March 31, 2005	December 31, 2004

Parts inventory, net	$6,098	$4,349
Finished goods - ovens	2,767	3,547
Demonstration inventory, net	321	259

	$9,186	$8,155

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

		March 31, 2005	December 31, 2004
	Estimated Useful Lives (Years)
Equipment	3-7	$2,350	$2,299
Furniture and fixtures	5	1,248	579
Leasehold improvements	5	504	222
		4,102	3,100
Less accumulated depreciation		(497)	(422)
		$3,605	$2,678

NOTE 6.  ACCRUED WARRANTY AND UPGRADE COSTS

The Company generally provides a one-year parts and labor warranty on its ovens. Provisions for warranty claims are recorded at the time products are sold and are reviewed and adjusted periodically by management to reflect actual and anticipated experience.

Pursuant to the terms of the agreement under which the Company provides ovens to Subway® restaurants, the Company agreed to segregate the funds for estimated warranty costs for the Subway ovens. The estimated warranty cost is deposited to a separate account within 10 days of payment for the oven and withdrawals for the cost of warranty parts and labor are made periodically, as incurred, up to the amount initially deposited. Unexpended funds at the end of the warranty period are retained by the Company. These segregated funds totaled $2.8 million and $3.2 million as of March 31, 2005 and December 31, 2004 respectively.

An analysis of changes in the liability for product warranty claims, is as follows for the three months ended March 31 (in thousands):

	2005	2004

Balance at beginning of period	$2,586	$928
Provision for warranties	1,679	58
Warranty expenditures	(1,447)	(47)
Adjustments	-	(79)
Currency fluctuations	-	18

Balance end of period	$2,818	$878

NOTE 7. INCOME TAXES

The Company has net income, but no provision for income taxes, for the three months ended March 31, 2005 due to utilization of net operating loss carryforwards.

In preparing its financial statements, the Company estimates income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. In addition, as of March 31, 2005, the Company had net operating loss carryforwards (“NOLs”) of $38.3 million, all of which are subject to annual limitations resulting from the change in control provisions in Section 382 of the Internal Revenue Code. These NOLs begin to expire in 2009. Additionally, the Company has approximately $8.1 million in income tax deductions related to stock option exercises, the tax effect of which will be reflected as a credit to additional paid-in capital when realized.  A valuation allowance is recorded to reduce net deferred income tax assets to the amount that is more likely than not to be realized. Based on its history of losses, the Company recorded a valuation allowance as of March 31, 2005, equal to the full amount of net deferred income tax assets including those related to NOLs.

NOTE 8. STOCKHOLDER’S EQUITY

On February 8, 2005, the Company closed a public offering of 5,000,000 shares of its common stock at $20.50 before discounts and commissions to underwriters and other offering expenses. Of the shares sold, 2,925,000 were sold by the Company and 2,075,000 were sold by certain selling shareholders. The Company received proceeds of $54.8 million (net of underwriting discounts and other expenses of the offering).  The Company plans to use the net proceeds to finance the development and introduction of residential ovens, to pursue possible acquisitions or strategic investments and for working capital and other general corporate purposes.

During the first quarter of 2005, the Company exchanged Enersyst preferred membership units for 517,531 shares of common stock. The remaining preferred membership units are exchangeable for 93,565 shares of common stock under the terms of the exchange agreement.

NOTE 9. CREDIT FACILITY

On February 28, 2005, the Company entered into a Credit Agreement with Bank of America, N.A. (the Credit Agreement). The Credit Agreement allows the Company to borrow up to $10 million at any time under the revolving credit facility, based upon a portion of the Company’s eligible accounts receivable. The Credit Agreement also provides for a letter of credit facility within the credit limit of up to $2.0 million. Revolving credit loans under the Credit Agreement bear interest at a rate of the British Bankers Association LIBOR Rate plus 3.50% unless for certain reasons Eurodollar Rate Loans are unavailable, then at a rate in an amount of 2.50% over the higher of the Federal Funds Rate plus 0.5% and Bank of Americas prime rate. The Company’s obligations under the Credit Agreement are secured by substantially all of the assets of TurboChef and its subsidiaries. The Credit Agreement contains customary affirmative and negative covenants and acceleration provisions. The credit commitment expires on February 28, 2006, and any outstanding indebtedness under the Credit Agreement is due on that date. TurboChef has not borrowed under the Credit Agreement.

NOTE 10. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

TurboChef filed for arbitration against Maytag in Dallas, Texas, on February 2, 2001, in connection with a series of contracts for research, development and commercialization of certain technology through a joint, strategic relationship. TurboChef claims substantial damages for breach of those contracts, specific performance of those contracts, fraud, theft of trade secrets, breach of fiduciary duty, usurpation of corporate opportunity, correction of inventorship, punitive damages and attorneys’ fees, and it seeks an injunction requiring Maytag to return all rights in intellectual property owned by TurboChef under the parties’ agreements.  Maytag has not responded to the Company’s amended claims, but in an earlier answer and counterclaim in the Texas arbitration Maytag seeks in excess of $35 million in damages.  Management believes that Maytag’s Texas claims are without merit and intends to vigorously defend against Maytag’s allegations.

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

NOTE 11.  REVENUE BY GEOGRAPHIC AREA AND CUSTOMER CONCENTRATIONS

          The Company currently derives primarily all its revenues from the sale of ovens. The Company does not have significant assets outside of the United States. Revenues by geographic region for the three months ended March 31 is as follows (in thousands):

REGION	2005	2004

North America	$16,015	$492
Europe and Asia	4,388	454

Totals	$20,403	$946

          The Company is generally subject to the financial condition of commercial food service operators and related equipment providers; however, management does not believe that there is significant credit risk with respect to trade receivables. On March 8, 2004, the Company announced that it had reached agreement with Subway Restaurants to be the exclusive supplier of rapid cook ovens to more than 20,000 Subway franchisees worldwide. TurboChef commenced the system-wide delivery of ovens to Subway restaurants in the U.S. during the third quarter of 2004. For the year ended December 31, 2004, 91% of the Company’s sales were made to Subway. For the three months ended March 31, 2005, 81% of the Company’s direct sales were made to Subway. As of March 31, 2005, 64% of the outstanding accounts receivable were Subway-related, substantially all of which were collected prior to April 30, 2005.

NOTE 12.  SUBSEQUENT EVENTS

The Company's Board of Directors has authorized the repurchase of TurboChef shares on a discretionary basis.  The authorization allows the repurchase of the Company's outstanding common stock during the period ending December 31, 2005 up to an aggregate of $10 million.

Subsequent to March 31, 2005, the Company entered into a favorable settlement with a contract assembler related to consigned inventory lost in a fire suffered at one of the assembler's plants.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of technology and services for the high speed preparation of food products. Our customizable speed cook ovens employ various patented combinations of hot air convection, air impingement, microwave energy and other heating methods to cook food products at high speeds with food quality comparable, and in many cases superior, to conventional heating methods. We currently offer two primary commercial ovens, our flagship C3 and our recently developed Tornado oven and recently announced our new High-H Batch oven to be marketed in the second quarter of 2005. We are also developing various other new ovens for the commercial and residential markets. In addition, we offer fee-based development, fabrication, testing and other services, and food preparation, menu planning and analysis and related consulting services, to food manufacturers and other members of the foodservice industry.

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

During 2004, our new management team focused on strengthening our operating systems and infrastructure, solidifying our sales and marketing efforts, performing under our supply agreement with the Subway system, integrating our acquisition of Enersyst Development Center, LLC completed in May 2004, and developing our strategy for the residential oven market. Sales to Subway franchisees resulted in a material increase in revenues and income in the quarters ended September 30, 2004 and December 31, 2004 and are expected to continue to represent a significant portion of our income and revenue in 2005, albeit to a lesser extent after March 31, 2005, the date by which the North American roll-out is expected to be substantially complete. The Subway relationship should continue to be a meaningful contributor to future revenues as we undertake delivery of ovens to international Subway locations, new Subway restaurants are opened and existing restaurants assess their needs for additional ovens. During 2005, our focus will be on generating revenues from other foodservice establishments, introducing new commercial products and developing our residential oven products and strategies. In this connection, we completed a public offering of our common stock which closed February 8, 2005. The net proceeds to the Company, approximately $54.8 million after discounts, fees and expenses, will be utilized to fund our initiative to launch a residential version of our technology and for other general corporate purposes.

Application of Critical Accounting Policies

Below is a discussion of our critical accounting policies. For a complete discussion of our significant accounting policies, see the footnotes to the financial statements included in our 2004 annual report on Form 10K. These policies are critical to the portrayal of our financial condition and/or are dependent on subjective or complex judgments, assumptions and estimates. If actual results differ significantly from management’s estimates and projections, then there could be a significant impact on the financial statements. The impact of changes in key assumptions may not be linear. Our management has reviewed the application of these policies with the audit committee of our board of directors.

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

We provide for returns on product sales based on historical experience and adjust such reserves as considered necessary. To date, there have been no significant sales returns. In 2002 and 2003, we deferred approximately $2.7 million of revenue and approximately $1.6 million of costs of product sales related to ovens sold to franchisees of a major restaurant chain under a proposal which offered a future exchange for a new oven contingent on completion of a franchise-wide sale and roll-out of our new ovens. In the three months ended March 31, 2005, the exchange provisions contemplated by this transaction were largely satisfied and substantially all the deferred revenue and related cost was recognized in our results for the quarter.

Product Warranty

We warrant our ovens against defects in material and workmanship for a period of one year from the date of installation. Anticipated future warranty costs are estimated based upon historical experience and are recorded in the periods ovens are sold. Periodically, our warranty reserve is reviewed to determine if the reserve is sufficient to cover the repair costs associated with the remaining ovens under warranty. At this time, we believe that, based upon historical data, the current warranty reserve is sufficient to cover the associated costs. If warranty costs trend higher, we would need to record a higher initial reserve as well as reserve the estimated amounts necessary to cover all ovens remaining under warranty. For example, if the costs of actual product warranty were 10% higher than we expected, our provision for warranties would have been higher and net income would have been lower by approximately $168,000 for the three months ended March 31, 2005. Any such additional reserves would be charged to cost of goods sold and could have a material effect on our financial statements.

Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair values. Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires goodwill and other acquired intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must undergo an impairment test at least annually. Our annual goodwill impairment test completed in October 2004 indicated no impairment of the carrying amount of goodwill. We will continue to perform our goodwill impairment review annually or more frequently if facts and circumstances warrant a review.

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

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. We currently disclose pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net income and net income per share in a note to the financial statements. Upon adoption of SFAS No. 123R, pro forma disclosure will no longer be an alternative. The table in Note 2 to the Condensed Consolidated Financial Statements reflects the estimated impact such adoption would have had on our net income and net income per share if it had been in effect during the three-month periods ended March 31, 2005 and 2004. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future, there were no such amounts recognized in the interim periods presented herein. SFAS No. 123R will be effective for our fiscal year beginning January 1, 2006.

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

Foreign Exchange

For the three-month periods ended March 31, 2005 and 2004, approximately 22% and 48%, respectively, of our revenues were derived from sales outside of the United States. The 2004 sales and subsequent accounts receivable and a portion of the 2005 sales and subsequent accounts receivable and less than 10% of selling, general and administrative expenses for the three months ended March 31, 2005 and 2004 are denominated in foreign currencies, principally in Euros. At this time, we do not engage in any foreign exchange hedging activities.

Deferred Income Taxes

In preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. In addition, through the three months ended March 31, 2005, we utilized net operating loss carryforwards (“NOLs”) of approximately $240,000 to reduce income tax expense. As of March 31, 2005, after utilization of these NOLs, we have remaining NOLs of approximately $38.3 million, all of which are subject to annual limitations resulting from the change in control provisions in Section 382 of the Internal Revenue Code. These NOLs begin to expire in 2009. Additionally, we have $8.1 million in income tax deductions related to stock option exercises, the tax effect of which will be reflected as a credit to additional paid-in capital when realized. A valuation allowance is recorded to reduce our net deferred income tax assets to the amount that is more likely than not to be realized. Based on our previous history of losses, we have recorded a valuation allowance as of March 31, 2005, equal to the full amount of our net deferred income tax assets including those related to our NOLs. Future profitable operations would permit recognition of these net deferred income tax assets, which would have the effect of reducing our income tax expense. Future operations could also demonstrate a return to profitability sufficient to warrant a reversal of the valuation allowance which would positively impact our financial statements.

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

Results of Operations for the Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Total revenues for the three months ended March 31, 2005 were $20.4 million, an increase of $19.5 million, compared to revenues of $946,000 for the comparable period in 2004. This increase was due primarily to increased oven revenues of $17.6 million substantially attributable to sales of our Tornado model oven to Subway franchisees. Of the remaining increase, $683,000 represented royalty and services revenue related to the Enersyst acquisition and the remainder was due to increased consumable and other revenues.

Cost of product sales for the three months ended March 31, 2005 was $12.5 million, an increase of $12.0 million, compared to $447,000 for the comparable period in 2004. The increase in cost of product sales was due primarily to the increase in ovens sold. As a percentage of related product sales, cost of product sales increased due to the lower margin experienced on sales to Subway franchisees. To a much lesser degree, our cost of product sales for the three months ended March 31, 2005, was influenced by increases in costs of certain materials and parts, principally stainless steel, and an increase in estimated warranty costs, all offset by a favorable settlement with a contract assembler regarding our consigned inventory lost in a fire suffered at one of the assembler’s plants.

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

Gross profit on product sales for the three months ended March 31, 2005 was $7.2 million, an increase of $6.7 million, compared to gross profit on product sales of $500,000 for the comparable period in 2004. The increase in gross profit for 2005 was due primarily to the increase in unit sales. Gross profit on product sales as a percentage of product sales revenue decreased due principally to volume pricing on sales to Subway franchisees.

For the three months ended March 31, 2005 revenues included $2.5 million in oven sales, $1.5 million in cost of product sales and $1.0 million of gross profit on product sales, all of which had been deferred under terms of a previously disclosed sales transaction which contained an offer of exchange. We finalized the exchange transaction during the quarter and completed the earnings process by delivering the ovens which were the subject of the exchange.

Research and development expenses for the three months ended March 31, 2005 were $1.0 million, an increase of $738,000, compared to $311,000 for the comparable period in 2004. These increases relate primarily to initial product design and related market research expenses associated with the development of our new residential oven and expenses related to development of a new commercial oven model.

Selling, general and administrative expenses, including depreciation and amortization, for the three months ended March 31, 2005 were $5.6 million, an increase of $3.4 million, compared to $2.2 million for the comparable period in 2004. These increases were due to the required expansion of operations to support the previously noted increased level of sales activity stemming from the Subway relationship. The more significant items of increase included payroll and related expenses of $1.1 million, marketing and related expenses of $700,000, and travel and related expenses of $140,000. Additionally, legal and professional fees increased $640,000, primarily attributable to the Maytag litigation and professional fees associated with our Sarbanes-Oxley compliance and other accounting related matters. Rent and occupancy costs increased $210,000 attributable to our new offices in Atlanta and New York. Depreciation and amortization expense increased $470,000, equally attributable to amortization resulting from the intangible assets associated with the Enersyst acquisition and depreciation related to tooling and other equipment purchases made to support activity from the Subway relationship and leasehold improvements in the new facilities.

Net other income for the three months ended March 31, 2005 was $242,000 as compared to $31,000 for the comparable period in 2004. The increase in 2005 is due to interest income from cash balances resulting from the February 2005 public offering of our common stock.

As a result of the foregoing, we generated net income of $1.5 million for the three months ended March 31, 2005 compared to a net loss of $(1.9) million for the comparable period in 2004.

Liquidity and Capital Resources

Our capital requirements in connection with our product and technology development and marketing efforts have been and will continue to be significant.

On February 8, 2005, we closed a public offering of 5,000,000 shares of our common stock at $20.50 before discounts and commissions to underwriters and other offering expenses. Of the shares sold, 2,925,000 were sold by the Company and 2,075,000 were sold by certain selling stockholders. We plan to use the net proceeds, approximately $54.8 million, to finance the development and introduction of residential ovens, to pursue possible acquisitions or strategic investments and for working capital and other general corporate purposes.

Our management anticipates that current cash on hand, including the proceeds of our public offering, coupled with anticipated cash flow from operations, provide sufficient liquidity for us to execute our business plan and expand our business as needed in the near term and to act, as deemed prudent, on the May 3, 2005 authorization from our Board of Directors to repurchase up to $10 million of our common stock. Additionally, on February 28, 2005, we closed a $10.0 million credit facility with Bank of America. This facility will provide stand-by credit availability to augment the cash flow anticipated from operations. However, future significant expansion of our operations from our initiative to commercialize a residential version of our speed cook technology may require additional capital. We are currently refining a prototype oven to be introduced in the residential oven market. We anticipate that we will incur increased expenditures relating to marketing, advertising and promotion and research and development of our residential products in future periods.

Cash used in operating activities for the three months ended March 31, 2005 was $1.5 million compared to $2.2 million for the comparable period in 2004. Net cash used in operating activities for 2005 resulted from our net income of $1.5 million plus non-cash charges of $575,000 (principally depreciation and amortization) offset by a net increase in working capital items of $(3.6) million. The net change in working capital was largely due to increases of $1.8 million in prepaid expenses and other receivables, primarily the amount due from one of our contract assemblers for our consigned inventory lost in a fire at one of its plants, and net payments of accounts payable of $1.1 million and a decrease in deferred revenue of $1.0 million resulting from recognition of the revenue earned during the quarter by completing the exchange transaction under which the revenue from sale of certain ovens had previously been deferred. Net cash used in operating activities for the comparable period in 2004 resulted from our net loss of $(1.9) million, offset by $65,000 of net non-cash charges plus net changes in working capital of $(280,000).

Cash used in investing activities for the three months ended March 31, 2005 was $1.1 million compared to $1.4 million for the comparable period in 2004. The decrease is due primarily to a reduction in property and equipment expenditures. We anticipate total capital expenditures of approximately $5.0 million during 2005, including anticipated capital expenditures in connection with the introduction of our residential oven, and anticipate funding those expenditures from working capital and the proceeds of our public offering.

Cash provided by financing activities for the three months ended March 31, 2005 was $55.6 million compared to $258,000 for the comparable period in 2004. In 2005, we received net proceeds of $54.8 million from a public offering of 2,925,000 shares of our common stock and $880,000 in proceeds from the exercise of options and warrants. In 2004, we received $638,000 in proceeds from the exercise of options and warrants and we paid $380,000 in notes payable.

At March 31, 2005, we had cash and cash equivalents of $65.9 million and working capital of $73.4 million as compared to cash and cash equivalents of $12.9 million and working capital of $17.4 million at December 31, 2004. At March 31, 2005, we also had cash of $2.8 million classified as restricted under terms of our agreement with Subway to segregate the funds for estimated warranty costs for their ovens. These funds are available for use as costs are incurred for warranty service for Subway ovens and unexpended funds are available to us at the expiration of the one-year warranty period.

Contractual Cash Obligations

As of March 31, 2005, our future contractual cash obligations are as follows (in thousands):

	Payments Due By Period
	Total	April - December 2005	2006	2007	2008	2009	Thereafter

Operating Leases	$6,490	$740	$998	$1,001	$1,008	$927	$1,816

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

Authoritative Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Provisions of this Statement are effective for fiscal years ending after June 15, 2005, but early application is permitted. The Company anticipates that the adoption of this Statement will not materially impact our financial statements.

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. We currently disclose pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net income and net income per share in a note to the financial statements. Upon adoption, pro forma disclosure will no longer be an alternative. The table in Note 2 to the Condensed Consolidated Financial Statements reflects the estimated impact that such a change in accounting treatment would have had on our net income and net income per share if it had been in effect during the three-month periods ended March 31, 2005 and 2004. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future, there were no such amounts recognized in the interim periods presented herein. SFAS No. 123R will be effective for our fiscal year beginning January 1, 2006.

In December 2004, the FASB also issued SFAS No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29, to remove the exception to the basic measurement principle that required certain nonmonetary exchanges be recorded on a carryover basis, replace it with a general exception for exchanges that do not have commercial substance and to improve consistency in application of these principles with international accounting standards. This Statement is effective for nonmonetary asset exchanges entered into after June 15, 2005 but early application is permitted. The Company anticipates that the adoption of this Statement will not materially impact the Company’s financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          For the three months ended March 31, 2005 and 2004, approximately 22% and 48%, respectively, of the Company’s revenues were derived from sales outside of the United States. These sales and subsequent accounts receivable, the salaries of employees located outside of the United States and less than 10% of selling, general and administrative expenses are denominated in foreign currencies, principally Euros. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of foreign currencies against the US dollar. In addition, trade terms with customers outside of the United States are longer than with customers inside of the United States, which increases the potential of foreign exchange gains or losses.

          The Company believes that revenues from sources outside of the United States will continue to increase during 2005. There is no assurance that the Company will not be subject to foreign exchange losses in the future.

          As of March 31, 2005, the Company does not have any assets or liabilities other than those discussed above that have the potential for market risk that would affect the operating results or cash flow of the Company and is not engaged in any foreign currency hedging activity.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

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

Changes in internal controls

There have been no significant changes in our internal controls during the most recent fiscal quarter covered by this report, or in any other factors that could affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses, that have affected or are reasonably likely to materially affect our internal control over financial reporting during TurboChef’s most recent fiscal quarter covered by this report.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          The Company has previously reported in Item 3 of its Annual Report on Form 10-K for the year ended December 31, 2004, certain material developments in legal proceedings during the quarter ended March 31, 2005.

           The Company’s subsidiary, Enersyst Development Center, L.L.C. was engaged in arbitration with Duke Manufacturing Co. relating to Enersyst’s termination of Duke’s license to use certain Enersyst technology as a result of Duke’s failure to make required payments under the license agreement.  Duke was seeking reinstatement of the license agreement and related monetary damages.  The arbitration hearings were completed, and the arbitration panel issued its award dated February 28, 2005.  The panel rejected Duke’s claims, upheld Enersyst’s termination of the license and awarded Enersyst approximately $66,000 in damages.

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

          None.

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

Dated: May 10, 2005