Form 10-Q
period 2005-06-30
TURBOCHEF TECHNOLOGIES INC
filed 2005-08-05
CIK 916545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter ended June 30, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at August 1, 2005

Common Stock, $0.01 Par Value	28,507,763

TURBOCHEF TECHNOLOGIES, INC.

PART 1. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
	June 30, 2005	December 31, 2004

Assets:

Current assets:
Cash and cash equivalents	$61,903	$12,942
Restricted cash	684	3,196
Accounts receivable, net of allowance of $181 and $197, respectively	7,025	9,542
Other receivables	1,955	43
Inventory	10,711	8,155
Prepaid expenses	605	426

Total current assets	82,883	34,304

Property and equipment, net	6,212	2,678
Developed technology, net of accumulated amortization of $897 and $493	7,173	7,577
Goodwill	5,934	5,808
Other assets	445	389

Total assets	$102,647	$50,756

Liabilities and Stockholders' Equity:

Current liabilities:
Accounts payable	$6,306	$8,401
Other payables	1,445	1,445
Accrued expenses	2,150	3,135
Deferred revenue	299	1,338
Accrued warranty and upgrade costs	3,345	2,586
Other	247	—

Total current liabilities	13,792	16,905

Other liabilities	1,657	72

Total liabilities	15,449	16,977

Commitments and contingencies

Stockholders' equity:
Preferred stock, $1 par value, authorized 5,000,000 shares, 0 shares issued	—	—
Preferred membership units exchangeable for shares of TurboChef common stock	967	6,351
Common stock, $.01 par value, authorized 100,000,000 shares, issued 28,506,763 and 24,313,158 shares at June 30, 2005 and December 31, 2004, respectively	285	243
Additional paid-in capital	142,568	79,508
Accumulated deficit	(56,622)	(52,277)
Notes receivable for stock issuances	—	(46)

Total stockholders' equity	87,198	33,779

Total liabilities and stockholders' equity	$102,647	$50,756

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues:
Product sales	$10,233	$2,109	$29,953	$3,055
Royalties and services	517	311	1,200	311
Total revenues	10,750	2,420	31,153	3,366

Costs and expenses:
Cost of product sales	9,530	1,174	22,021	1,621
Research and development expenses	1,123	197	2,172	508
Selling, general and administrative expenses	6,265	3,312	11,849	5,477
Total costs and expenses	16,918	4,683	36,042	7,606

Operating loss	(6,168)	(2,263)	(4,889)	(4,240)

Other income (expense):
Interest income	406	5	669	40
Interest expense and other	(104)	(3)	(125)	(7)
	302	2	544	33

Net loss	$(5,866)	$(2,261)	$(4,345)	$(4,207)

Per share data:
Net loss per share - basic and diluted	$(0.21)	$(0.24)	$(0.16)	$(0.47)

Weighted average number of common shares outstanding - basic and diluted:	28,193,611	9,258,823	27,412,638	8,937,240

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(4,345)	$(4,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,027	261
Amortization of deferred loan costs	58	—
Non-cash compensation expense	100	113
Provision for doubtful accounts	53	30
Other	45	—
Changes in operating assets and liabilities, net of effects of acquisition:
Restricted cash	2,512	—
Accounts receivable	2,530	(1,687)
Inventories	(2,824)	(4,513)
Prepaid expenses and other assets	(2,186)	(230)
Accounts payable	(2,140)	1,575
Accrued expenses and warranty	(226)	1,207
Deferred revenue	(1,039)	(31)
Net cash used in operating activities	(6,435)	(7,482)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(192)	(7,140)
Purchases of property and equipment, net	(2,039)	(1,932)
Other	119	(75)
Net cash used in investing activities	(2,112)	(9,147)

Cash flows from financing activities:
Issuance of common stock, net	54,839	10,007
Proceeds from the exercise of stock options and warrants	2,782	660
Proceeds from notes receivable for stock issuances	46	—
Payment of deferred loan costs	(156)	—
Payment of notes payable	—	(380)
Other	(3)	3
Net cash provided by financing activities	57,508	10,290

Net increase (decrease) in cash and cash equivalents	48,961	(6,339)
Cash and cash equivalents at beginning of period	12,942	8,890
Cash and cash equivalents at end of period	$61,903	$2,551

NON CASH INVESTING AND FINANCING ACTIVITIES:

Landlord funded leasehold improvements	$1,832	$—
Issuance of preferred membership units exchangeable for TurboChef common stock in connection with Enersyst acquisition	—	6,351
Issuance of common stock in exchange for Enersyst preferred membership units	5,384	—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$201	$—
Cash paid for interest	20	—

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

TurboChef Technologies, Inc. (“the Company”) was incorporated in 1991 and became a Delaware corporation in 1993. The Company is a leading provider of technology and services for the high speed preparation of food products. The Company's customizable speed cook ovens, the C3, the Tornado, and the recently announced High-H Batch cook food products at high speeds with food quality comparable, and in many cases superior, to conventional heating methods. In addition, the Company offers fee-based equipment development and testing, prototype fabrication and other services, and food preparation, menu planning and analysis and related consulting services, to food manufacturers and other members of the foodservice industry. The Company's primary markets are with commercial food service operators throughout North America, Europe and Asia. Management believes that the Company operates in one primary business segment.

The consolidated financial statements of the Company as of June 30, 2005 and 2004 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and have not been audited by independent public accountants. In the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these statements unless significant changes have taken place since the end of the Company's most recent fiscal year. The Company's December 31, 2004 consolidated balance sheet was derived from audited financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, but does not include all disclosures required by GAAP. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the aforementioned Form 10-K. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of TurboChef Technologies, Inc. and its majority-owned and controlled company. Significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For information regarding significant accounting policies, see Note 2 to the Consolidated Financial Statements of the Company for the year ended December 31, 2004, set forth in the Form 10-K.

REVENUE RECOGNITION

Revenue from product sales is recognized when title and risk of loss are transferred to the customer, substantially all obligations relating to a sale are completed, prices are fixed or determinable and collection of the related receivable is reasonably assured. If the terms of a sale require installation, the revenue cycle is substantially complete after installation has occurred; therefore, revenue is recognized upon installation. For sales where the customer has assumed the installation responsibility and sales to designated agents, substantially all obligations are completed at the time of shipment to the customer or the customer's designated agent; therefore, revenue is recognized upon shipment. Revenue for sales of replacement parts and accessories is recognized upon shipment to the customer. Royalty revenues are recognized based on the sales dates of licensees' products, and services revenues are recorded based on attainment of scheduled performance milestones.

The Company provides for returns on product sales based on historical experience and adjusts such reserves as considered necessary. To date, there have been no significant sales returns. In 2002 and 2003, the Company deferred approximately $2.7 million of revenue and approximately $1.6 million of costs of product sales related to ovens sold to franchisees of a major restaurant chain under a proposal which offered a future exchange for a new oven contingent on completion of a franchise-wide sale and roll-out of our new ovens. In the three months ended March 31, 2005, the exchange provisions contemplated by this transaction were largely satisfied and substantially all the deferred revenue and related cost was recognized in results of operations for that period.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess purchase price of net tangible and identifiable intangible assets acquired in a business combination over their estimated fair values. In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires goodwill and other acquired intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must undergo an impairment test at least annually. The annual goodwill impairment test completed in October 2004 indicated no impairment of the carrying amount of goodwill and there have been no developments subsequently that would indicate an impairment exists. The Company will continue to perform a goodwill impairment review annually or more frequently if facts and circumstances warrant a review.

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company is currently amortizing acquired developed technology using the straight line method over an estimated useful life of 10 years and recorded $202,000 and $404,000 in amortization expense for the three and six months ended June 30, 2005, respectively.

LOSS PER COMMON SHARE

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

The effect of potentially dilutive stock options and warrants is calculated using the treasury stock method. For the three and six months ended June 30, 2005 the potentially dilutive securities include options and warrants, convertible into 3.4 million shares of common stock and Enersyst Development Center, LLC (“Enersyst”) preferred membership units exchangeable for 93,000 shares of common stock, all of which were excluded from the calculation of shares applicable to loss per share because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2004 the potentially dilutive securities included options and warrants, which were convertible into 3.4 million shares of common stock and 2,132,650 shares of convertible preferred stock, convertible into 14.2 million shares of common stock, all of which were excluded from the calculation of shares applicable to loss per share because their inclusion would have been anti-dilutive. The convertible preferred stock was converted in its entirety in the fourth quarter of 2004.

STOCK BASED EMPLOYEE COMPENSATION

The Company uses the intrinsic value method in accounting for stock options. Under the intrinsic value method, no compensation expense has been recognized for stock options granted to employees because the exercise prices of employee stock options equals or exceeds the market value of the underlying stock on the dates of grant. The table below presents a reconciliation of the Company's pro forma net loss giving effect to the estimated compensation expense related to stock options that would have been reported if the Company utilized the fair value method for the three- and six-month periods ended June 30 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss:
As reported	$(5,866)	$(2,261)	$(4,345)	$(4,207)
Total stock-based compensation expense	(1,297)	(976)	(2,345)	(1,760)
Pro forma	$(7,163)	$(3,237)	$(6,690)	$(5,967)
Net loss per share - basic and diluted:
As reported	$(0.21)	$(0.24)	$(0.16)	$(0.47)
Pro forma	(0.25)	(0.36)	(0.24)	(0.65)

For purposes of computing pro forma net loss, we estimate the fair value of option grants using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our employee stock options. Additionally, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models may not provide a reliable single measure of the fair value of its stock-based awards.

ACCOUNTING FOR LEASES

Landlord allowances for improvements to leaseholds are included in property and equipment and offset by a corresponding deferred rent credit. The Company will amortize the leasehold improvements over the shorter of the life of the improvements or the life of the lease. The deferred credit is included in other liabilities (current and long term) in the accompanying balance sheet and will be amortized as a reduction of rent expense over the term of the applicable lease. As of June 30, 2005, the unamortized deferred credit for landlord allowances, including the current portion, was $1.8 million which originated from the lease agreement for the Company’s newly-occupied operations center in Dallas, Texas.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces much of the prior guidance on these topics. This Statement requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used thus replacing the requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new principle. The Statement also provides guidance in those instances where it is impracticable to determine the effect of a change. This Statement is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not anticipate a material impact on its financial statements from its adoption.

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Company currently discloses pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net income and net income per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. The table in Note 2 reflects an approximation of the estimated impact that such a change in accounting treatment would have had on our net income and net income per share if it had been in effect during the three- and six-month periods ended June 30, 2005 and 2004. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future, there were no such amounts recognized for the interim periods presented herein. SFAS No. 123R will be effective for the Company's fiscal year beginning January 1, 2006.

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

NOTE 3. OTHER ASSETS

The Company entered into a favorable settlement in the second quarter of 2005 with a contract assembler related to consigned inventory lost in a fire suffered at one of the assembler’s plants. The amount due from the settlement is included in other assets in the accompanying balance sheet.

NOTE 4.  INVENTORY

Inventory consists of the following (in thousands):

	June 30, 2005	December 31, 2004

Parts inventory, net	$7,079	$4,349
Finished goods - ovens	3,330	3,547
Demonstration inventory, net	302	259

	$10,711	$8,155

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

		June 30, 2005	December 31, 2004
	Estimated Useful Lives (Years)
Tooling and equipment	3-7	$2,739	$2,299
Furniture and fixtures	5	1,341	579
Leasehold improvements	5-7.5	2,806	222
		6,886	3,100
Less accumulated depreciation		(674)	(422)
		$6,212	$2,678

NOTE 6.  ACCRUED WARRANTY AND UPGRADE COSTS

The Company generally provides a one-year parts and labor warranty on its ovens. Provisions for warranty claims are recorded at the time products are sold and are reviewed and adjusted periodically by management to reflect actual and anticipated experience. Because warranty estimates are forecasts that are based on the best available information, claims costs may differ from amounts provided. In the second quarter of 2005, the Company identified a potential longevity and reliability issue with the Tornado oven. The Company determined that a software enhancement would address this issue and reduce future potential warranty claims. The enhancement was implemented in production and the Company initiated a voluntary plan to upgrade the installed base of Subway Tornado ovens with the enhancement. The Company recorded a $2.8 million increase to the warranty provision as the Company’s best estimate related to this issue to address costs of warranty claims incurred, estimated future warranty claims, and the voluntary upgrade.

Pursuant to the terms of the agreement under which the Company provides ovens to Subway® restaurants, the Company agreed to segregate the funds for estimated warranty costs for the Subway ovens. The estimated warranty cost is deposited in a separate account within 10 days of payment for the oven and withdrawals for the cost of warranty parts and labor are made periodically, as incurred, up to the amount initially deposited. Unexpended funds at the end of the warranty period are retained by the Company. These segregated funds totaled $684,000 and $3.2 million as of June 30, 2005 and December 31, 2004 respectively.

An analysis of changes in the liability for product warranty claims is as follows for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Balance at beginning of period	$2,818	$878	$2,586	$928
Provision for warranties	917	94	2,596	152
Warranty expenditures	(3,162)	(54)	(4,609)	(101)
Other adjustments to provision for warranties	2,772	—	2,772	(79)
Currency fluctuations	—	(6)	—	12

Balance at end of period	$3,345	$912	$3,345	$912

NOTE 7. INCOME TAXES

In preparing its financial statements, the Company estimates income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. In addition, as of June 30, 2005, the Company had net operating loss carryforwards (“NOLs”) of $44.0 million, of which $38.6 million are subject to annual limitations resulting from the change in control provisions in Section 382 of the Internal Revenue Code. These NOLs begin to expire in 2009. Additionally, the Company has approximately $9.1 million in income tax deductions related to stock option exercises, the tax effect of which will be reflected as a credit to additional paid-in capital when realized.  A valuation allowance is recorded to reduce net deferred income tax assets to the amount that is more likely than not to be realized. Based on its history of losses, the Company recorded a valuation allowance as of June 30, 2005, equal to the full amount of net deferred income tax assets including those related to NOLs.

NOTE 8. STOCKHOLDER'S EQUITY

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

Through June 30, 2005, the Company exchanged Enersyst preferred membership units for 518,032 shares of common stock. The remaining preferred membership units are exchangeable for 93,064 shares of common stock under the terms of the exchange agreement.

The Company's Board of Directors has authorized the repurchase of TurboChef shares on a discretionary basis.  The authorization allows the repurchase of the Company's outstanding common stock during the period ending December 31, 2005 up to an aggregate of $10 million. To date, the Company has not repurchased any shares.

The Company previously issued Grand Cheer warrants to purchase 266,667 shares of common stock at $3.60 per share. In June 2005, Grand Cheer exercised all of the outstanding warrants, the Company issued 266,667 shares of common stock and received proceeds of $960,000.

NOTE 9. CREDIT FACILITY

On February 28, 2005, the Company entered into a Credit Agreement with Bank of America, N.A. (the Credit Agreement). The Credit Agreement, as amended, allows the Company to borrow up to $10.0 million at any time under the revolving credit facility, based upon a portion of the Company's eligible accounts receivable. The Credit Agreement also provides for a letter of credit facility within the credit limit of up to $2.0 million. Revolving credit loans under the Credit Agreement bear interest at a rate of the British Bankers Association LIBOR Rate plus 3.5% unless for certain reasons Eurodollar Rate Loans are unavailable, then at a rate in an amount of 2.5% over the higher of the Federal Funds Rate plus 0.5% and Bank of America's prime rate. The Company's obligations under the Credit Agreement are secured by substantially all of the assets of TurboChef and its subsidiaries. The Credit Agreement contains customary affirmative and negative covenants and acceleration provisions. The credit commitment expires on February 28, 2006, and any outstanding indebtedness under the Credit Agreement is due on that date. TurboChef has not borrowed under the Credit Agreement.

NOTE 10. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

TurboChef filed for arbitration against Maytag in Dallas, Texas, on February 2, 2001, in connection with a series of contracts for research, development and commercialization of certain technology through a joint, strategic relationship. TurboChef claims substantial damages for breach of those contracts, specific performance of those contracts, fraud, theft of trade secrets, breach of fiduciary duty, usurpation of corporate opportunity, correction of inventorship, punitive damages and attorneys' fees, and it seeks an injunction requiring Maytag to return all rights in intellectual property owned by TurboChef under the parties' agreements.  Maytag has not responded to the Company's amended claims, but in an earlier answer and counterclaim in the Texas arbitration Maytag seeks in excess of $35 million in damages.  Management believes that Maytag's Texas claims are without merit and intends to vigorously defend against Maytag's allegations.

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

During the quarter ended June 30, 2005, the arbitration panel in the arbitration against Maytag Corporation conducted live hearings in the case in Dallas, Texas. The panel has scheduled final arguments to be conducted later in the fall of 2005.

The outcome of any litigation or arbitration is uncertain, and an unfavorable outcome could have a material adverse effect on the Company's operating results and future operations. Since the outcomes of the arbitration proceedings are uncertain, no adjustments have been made to the financial statements.

NOTE 11.  REVENUE BY GEOGRAPHIC AREA AND CUSTOMER CONCENTRATIONS

The Company currently derives primarily all its revenues from the sale of ovens. The Company does not have significant assets outside of the United States. Revenues by geographic region for the three- and six-month periods ended June 30 is as follows (in thousands):

REGION	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

North America	$8,007	$1,820	$24,022	$2,312
Europe and Asia	2,743	600	7,131	1,054
Totals	$10,750	$2,420	$31,153	$3,366

The Company is generally subject to the financial condition of commercial food service operators and related equipment providers; however, management does not believe that there is significant credit risk with respect to trade receivables. On March 8, 2004, the Company announced that it had reached agreement with Subway Restaurants to be the exclusive supplier of rapid cook ovens to more than 20,000 Subway franchisees worldwide. TurboChef commenced the system-wide delivery of ovens to Subway  restaurants in the U.S. during the third quarter of 2004. For the year ended December 31, 2004, 91% of the Company's sales were made to Subway. For the three and six months ended June 30, 2005, 58% and 70%, respectively, of the Company's direct sales were made to two customers and one customer, respectively. As of June 30, 2005, 50% of the outstanding accounts receivable were related to two customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of technology and services for the high speed preparation of food products. Our customizable speed cook ovens employ various patented combinations of hot air convection, air impingement, microwave energy and other heating methods to cook food products at high speeds with food quality comparable, and in many cases superior, to conventional heating methods. We currently offer three primary commercial ovens, the C3, the Tornado oven and the recently announced High-H Batch oven which began to be marketed in the second quarter of 2005. We are also developing various other new ovens for the commercial and residential markets. In addition, we offer fee-based development, fabrication, testing and other services, and food preparation, menu planning and analysis and related consulting services, to food manufacturers and other members of the foodservice industry.

The primary markets for our commercial oven products include commercial foodservice operators throughout North America, Europe and Asia. We currently sell our oven products in North America through our internal sales force and through a direct sales force of manufacturer's representatives, and in Europe and Asia through a network of equipment distributors. We believe that we operate in one primary business segment.

During 2004, our new management team focused on strengthening our operating systems and infrastructure, solidifying our sales and marketing efforts, performing under our supply agreement with the Subway® system, integrating our acquisition of Enersyst Development Center, LLC completed in May 2004, and developing our strategy for the residential oven market. Sales to Subway franchisees resulted in a material increase in revenues and income in the four quarters ended June 30, 2005 and are expected to continue to be a significant contributor to future revenues. We continue to roll out ovens to international Subway locations and to provide ovens to new Subway restaurants opened as part of the system’s continued expansion and to existing restaurants assessing their needs for additional ovens. During 2005, our focus will be on generating revenues from other foodservice establishments, introducing new commercial products and developing our residential oven products and strategies. In this connection, we completed a public offering of our common stock which closed February 8, 2005. The net proceeds to the Company, approximately $54.8 million after discounts, fees and expenses, will be utilized to fund our initiative to launch a residential version of our technology and for other general corporate purposes.

Application of Critical Accounting Policies

Below is a discussion of our critical accounting policies. For a complete discussion of our significant accounting policies, see the footnotes to the financial statements included in our 2004 annual report on Form 10-K. These policies are critical to the portrayal of our financial condition and/or are dependent on subjective or complex judgments, assumptions and estimates. If actual results differ significantly from management's estimates and projections, then there could be a significant impact on the financial statements. The impact of changes in key assumptions may not be linear. Our management has reviewed the application of these policies with the audit committee of our board of directors.

Revenue Recognition

Revenue from product sales is recognized when title and risk of loss are transferred to the customer, substantially all obligations relating to a sale are completed, prices are fixed or determinable and collection of the related receivable is reasonably assured. If the terms of a sale require installation, the revenue cycle is substantially complete after installation has occurred; therefore, revenue is recognized upon installation. For sales where the customer has assumed the installation responsibility and for sales to designated agents, substantially all obligations are completed at the time of shipment to the customer or to the customer's designated agent; therefore, revenue is recognized upon shipment. Revenue for sales of replacement parts and accessories is recognized upon shipment to the customer. Royalty revenues are recognized based on the sales dates of licensees' products, and services revenues are recorded based on attainment of scheduled performance milestones. During the quarter ended June 30, 2005, we finalized arrangements to offer an additional one-year extended warranty on our Tornado ovens installed in 20,000 Subway locations in North America. The extended warranty was presented to Subway franchisees in July 2005. Revenues from this extended warranty will be recognized ratably over the term of the warranty and associated costs would be expensed as incurred.

We provide for returns on product sales based on historical experience and adjust such reserves as considered necessary. To date, there have been no significant sales returns. In 2002 and 2003, we deferred approximately $2.7 million of revenue and approximately $1.6 million of costs of product sales related to ovens sold to franchisees of a major restaurant chain under a proposal which offered a future exchange for a new oven contingent on completion of a franchise-wide sale and roll-out of our new ovens. In the three months ended March 31, 2005, the exchange provisions contemplated by this transaction were largely satisfied and substantially all the deferred revenue and related cost was recognized in our results for that quarter.

Product Warranty

We warrant our ovens against defects in material and workmanship for a period of one year from the date of installation. Anticipated future warranty costs are estimated based upon historical experience and are recorded in the periods ovens are sold. Periodically, our warranty reserve is reviewed to determine if the reserve is sufficient to cover the repair costs associated with the remaining ovens under warranty. Because warranty estimates are forecasts that are based on the best available information, claims costs may differ from amounts provided.

If warranty costs trend higher, we would need to record a higher initial reserve as well as reserve the estimated amounts necessary to cover all ovens remaining under warranty. For example, if the costs of actual product warranty were 10% higher than we expected, our provision for warranties would have been higher and net loss would have been higher by approximately $369,000 and $537,000 for the three and six months ended June 30, 2005, respectively. Any such additional reserves would be charged to cost of goods sold and could have a material effect on our financial statements.

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

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We are currently amortizing acquired developed technology using the straight line method over an estimated useful life of 10 years.

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

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. We currently disclose pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net income and net income per share in a note to the financial statements. Upon adoption of SFAS No. 123R, pro forma disclosure will no longer be an alternative. The table in Note 2 to the Condensed Consolidated Financial Statements reflects an approximation of the estimated impact such adoption would have had on our net income and net income per share if it had been in effect during the three- and six-month periods ended June 30, 2005 and 2004. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future, there were no such amounts recognized in the interim periods presented herein. SFAS No. 123R will be effective for our fiscal year beginning January 1, 2006.

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

Accounting for Leases

Landlord allowances for improvements to leaseholds are included in property and equipment and offset by a corresponding deferred rent credit. We amortize the leasehold improvements over the shorter of the life of the improvements or the life of the lease. The deferred credit is included in other liabilities (current and long term) in the accompanying balance sheet and will be amortized as a reduction of rent expense over the term of the applicable lease. As of June 30, 2005, the unamortized deferred credit for landlord allowances, including the current portion, was $1.8 million which originated from the lease agreement for our newly-occupied operations center in Dallas, Texas.

Foreign Exchange

For the three month periods ended June 30, 2005 and 2004, approximately 26% and 25%, respectively, of our revenues were derived from sales outside of the United States. For the six-month periods ended June 30, 2005 and 2004, approximately 23% and 31%, respectively, of our revenues were derived from sales outside of the United States. The 2004 sales and subsequent accounts receivable and a portion of the 2005 sales and subsequent accounts receivable and less than 10% of selling, general and administrative expenses for the three and six months ended June 30, 2005 and 2004 are denominated in foreign currencies, principally in Euros. At this time, we do not engage in any foreign exchange hedging activities.

Deferred Income Taxes

In preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. In addition, as of June 30, 2005, we have net operating loss carryforwards (“NOLs”) of approximately $44.0 million, of which $38.6 million are subject to annual limitations resulting from the change in control provisions in Section 382 of the Internal Revenue Code. These NOLs begin to expire in 2009. Additionally, we have $9.1 million in income tax deductions related to stock option exercises, the tax effect of which will be reflected as a credit to additional paid-in capital when realized. A valuation allowance is recorded to reduce our net deferred income tax assets to the amount that is more likely than not to be realized. Based on our previous history of losses, we have recorded a valuation allowance as of June 30, 2005, equal to the full amount of our net deferred income tax assets including those related to our NOLs. Future profitable operations would permit recognition of these net deferred income tax assets, which would have the effect of reducing our income tax expense. Future operations could also demonstrate a return to profitability sufficient to warrant a reversal of the valuation allowance which would positively impact our financial statements.

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

Results of Operations for the Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Total revenues for the three months ended June 30, 2005 were $10.8 million, an increase of $8.4 million, compared to revenues of $2.4 million for the comparable period in 2004. This increase was due primarily to increased oven revenues of $6.6 million, primarily attributable to sales of our Tornado model oven to Subway franchisees and, to a lesser extent, attributable to sales of our newly introduced High-H Batch oven model. Of the remaining increase, $200,000 represented royalty and services revenue related to the Enersyst acquisition and the remainder was due to increased consumable and other revenues.

Cost of product sales for the three months ended June 30, 2005 was $9.5 million, an increase of $8.3 million, compared to $1.2 million for the comparable period in 2004. The increase in cost of product sales was due primarily to the increase in ovens sold and to a $2.8 million increase in our warranty provision. In the second quarter of 2005, we identified a potential longevity and reliability issue associated with the Tornado oven. We determined that a software enhancement would address this issue and reduce future potential warranty claims. The enhancement was implemented in our production and we initiated a voluntary plan to upgrade the installed base of Subway Tornado ovens with the enhancement. We recorded a $2.8 million increase to our warranty provision related to this issue to address costs of warranty claims incurred, estimated future warranty claims, and the voluntary upgrade. As a percentage of related product sales, cost of product sales increased, when compared with the 2004 quarter, due primarily to lower overall margins on oven sales to Subway franchisees and to the $2.8 million increase in our warranty provision. To a much lesser degree, our cost of product sales for the three months ended June 30, 2005, was also influenced by increases in costs of certain materials and parts, principally stainless steel, and an increase in freight and handling charges stemming from higher energy costs.

As previously indicated, we have begun offering an extended warranty program to our Subway customers. We believe that the improved longevity and reliability anticipated from our upgrade program will serve to enhance the profitability of the extended warranty program.

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

Gross profit on product sales for the three months ended June 30, 2005 was $700,000, a decrease of $235,000, compared to gross profit on product sales of $935,000 for the comparable period in 2004. The decrease in gross profit for 2005 was due primarily to the $2.8 million increase in our warranty provision. Gross profit on product sales as a percentage of product sales revenue decreased due to the $2.8 million warranty charge and volume pricing on sales to Subway franchisees.

Research and development expenses for the three months ended June 30, 2005 were $1.1 million, an increase of $926,000, compared to $197,000 for the comparable period in 2004. These increases relate primarily to development of our residential oven project. Included are continuing product design, including expansion of the work outsourced to third-party consultants and increased headcount, together with related market research expenses. Additionally, we incurred expenses related to finalizing development of the new High-H Batch oven, to initiate domestic production of the C3 oven, for various certifications for our oven products and for the development of two new commercial products slated for introduction in 2006. To enable our engineering staff to address all these objectives, we have increased headcount and committed to outsourcing more of the residential project design and development to third-parties.

Selling, general and administrative expenses, including depreciation and amortization, for the three months ended June 30, 2005, were $6.3 million, an increase of $3.0 million, compared to $3.3 million for the comparable period in 2004. These increases were due to the required expansion of operations to support, among other things, the previously noted increased level of sales activity due, in large part, to the Subway relationship. The more significant items of increase included payroll and related expenses of $380,000, selling, marketing and related expenses of $790,000, and travel and related expenses of $170,000. Additionally, legal and professional fees increased $970,000, primarily attributable to the Maytag litigation. Rent and occupancy costs increased $330,000 attributable to our new offices in Atlanta and New York. Depreciation and amortization expense increased $300,000, primarily due to depreciation related to tooling and other equipment purchases made to support the increased production and leasehold improvements in the new facilities and, to a lesser extent, amortization resulting from the intangible assets associated with the Enersyst acquisition.

Net other income for the three months ended June 30, 2005 was $302,000 as compared to nil for the comparable period in 2004. The increase in 2005 is due primarily to interest income from cash balances resulting from the February 2005 public offering of our common stock.

As a result of the foregoing, we generated a net loss of $5.9 million for the three months ended June 30, 2005 compared to a net loss of $2.3 million for the comparable period in 2004.

Results of Operations for the Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Total revenues for the six months ended June 30, 2005 were $31.2 million, an increase of $27.8 million, compared to revenues of $3.4 million for the comparable period in 2004. This increase was due primarily to increased oven revenues of $24.2 million substantially attributable to sales of our Tornado model oven to Subway franchisees. Of the remaining increase, $890,000 represented royalty and services revenue related to the Enersyst acquisition and the remainder was due to increased consumable sales and other revenues.

Cost of product sales for the six months ended June 30, 2005 was $22.0 million, an increase of $20.4 million, compared to $1.6 million for the comparable period in 2004. The increase in cost of product sales was due primarily to the increase in ovens sold and, to a lesser extent, the $2.8 million increase in our warranty provision As a percentage of related product sales, cost of product sales increased due to the $2.8 million warranty charge and the lower overall margin experienced on sales to Subway franchisees. To a much lesser degree, our cost of product sales for the six months ended June 30, 2005, was influenced by increases in costs of certain materials and parts, principally stainless steel, and other increases in estimated warranty costs, all offset by a favorable settlement with one of our contract assemblers regarding our consigned inventory lost in a fire suffered at one of the assembler’s plants.

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

Gross profit on product sales for the six months ended June 30, 2005 was $7.9 million, an increase of $6.5 million, compared to gross profit on product sales of $1.4 million for the comparable period in 2004. The increase in gross profit for 2005 was due primarily to the increase in unit sales, offset by the $2.8 million increase in our warranty provision. Gross profit on product sales as a percentage of product sales revenue decreased due to the volume pricing on sales to Subway franchisees and the $2.8 million warranty charge.

For the six months ended June 30, 2005 revenues included $2.7 million in oven sales, $1.6 million in cost of product sales and $1.1 million of gross profit on product sales, all of which had been previously deferred under terms of a previously disclosed sales transaction which contained an offer of exchange. We finalized the exchange transaction during the first quarter of 2005 and completed the earnings process by delivering the ovens which were the subject of the exchange.

Research and development expenses for the six months ended June 30, 2005 were $2.2 million, an increase of $1.7 million, compared to $508,000 for the comparable period in 2004. These increases relate primarily to development of our residential oven project. Included are product design, including work outsourced to third-party consultants and increased headcount, together with related market research expenses.

Selling, general and administrative expenses, including depreciation and amortization, for the six months ended June 30, 2005 were $11.8 million, an increase of $6.3 million, compared to $5.5 million for the comparable period in 2004. These increases were due to the required expansion of operations to support the previously noted increased level of sales activity stemming largely from the Subway relationship. The more significant items of increase included payroll and related expenses of $1.5 million, selling, marketing and related expenses of $1.5 million, and travel and related expenses of $310,000. Additionally, legal and professional fees increased $1.6 million, primarily attributable to the Maytag litigation and professional fees associated with our Sarbanes-Oxley compliance and other accounting related matters. Rent and occupancy costs increased $610,000 attributable to our new offices in Atlanta and New York. Depreciation and amortization expense increased $770,000, primarily due to depreciation related to tooling and other equipment purchases made to support the increased production and leasehold improvements in the new facilities and, to a lesser extent, amortization resulting from the intangible assets associated with the Enersyst acquisition.

Net other income for the six months ended June 30, 2005 was $544,000 as compared to $33,000 for the comparable period in 2004. The increase in 2005 is due primarily to interest income from cash balances resulting from the February 2005 public offering of our common stock.

As a result of the foregoing, we generated a net loss of $4.3 million for the six months ended June 30, 2005 compared to a net loss of $4.2 million for the comparable period in 2004.

Liquidity and Capital Resources

Our capital requirements in connection with our product and technology development and marketing efforts have been and will continue to be significant.

On February 8, 2005, we closed a public offering of 5,000,000 shares of our common stock at $20.50 per share before discounts and commissions to underwriters and other offering expenses. Of the shares sold, 2,925,000 were sold by the Company and 2,075,000 were sold by certain selling stockholders. We plan to use the net proceeds, approximately $54.8 million, to finance the development and introduction of residential ovens, to pursue possible acquisitions or strategic investments and for working capital and other general corporate purposes.

Our management anticipates that current cash on hand, including the proceeds of our public offering, coupled with anticipated cash flow from operations, provide sufficient liquidity for us to execute our business plan and expand our business as needed in the near term and to act, as deemed prudent, on the May 3, 2005 authorization from our Board of Directors to repurchase up to $10.0 million of our common stock. To date, we have not purchased any shares pursuant to this authorization. Additionally, on February 28, 2005, we closed a $10.0 million credit facility with Bank of America. This facility, subject to certain borrowing base conditions, will provide stand-by credit availability to augment the cash flow anticipated from operations. However, future significant expansion of our operations from our initiative to commercialize a residential version of our speed cook technology may require additional capital. We are currently refining a prototype oven to be introduced in the residential oven market. We anticipate that we will incur increased expenditures relating to marketing, advertising and promotion and research and development of our residential products in future periods.

Cash used in operating activities for the six months ended June 30, 2005 was $6.4 million compared to $7.5 million for the comparable period in 2004. Net cash used in operating activities for 2005 resulted from our net loss of $4.3 million and a net increase in working capital items of $3.3 million offset by non-cash charges of $1.2 million (principally depreciation and amortization). The net change in working capital was largely due to increases of $2.2 million in prepaid expenses and other receivables, primarily the amount due from one of our contract assemblers for our consigned inventory lost in a fire at one of its plants and a decrease in deferred revenue of $1.0 million resulting from recognition of the revenue earned during the period by completing the exchange transaction under which the revenue from sale of certain ovens had previously been deferred. Net cash used in operating activities for the comparable period in 2004 resulted from our net loss of $4.2 million, offset by $400,000 of net non-cash charges plus net changes in working capital of $3.7 million.

Cash used in investing activities for the six months ended June 30, 2005 was $2.1 million, consisting principally of property and equipment expenditures. For the comparable period of 2004, cash used in investing activities was $9.1 million, including $7.1 million for our acquisition of Enersyst and $1.9 million expended for property and equipment. We anticipate total capital expenditures of approximately $6.0 million during 2005, including projected capital expenditures in connection with the introduction of our residential oven, and anticipate funding those expenditures from working capital and the proceeds of our public offering.

Cash provided by financing activities for the six months ended June 30, 2005 was $57.5 million compared to $10.3 million for the comparable period in 2004. In 2005, we received net proceeds of $54.8 million from a public offering of 2,925,000 shares of our common stock and $2.8 million in proceeds from the exercise of options and warrants. In 2004, we received $10.0 million from a private placement of our common stock, $660,000 in proceeds from the exercise of options and warrants and we paid $380,000 in notes payable.

At June 30, 2005, we had cash and cash equivalents of $61.9 million and working capital of $69.1 million as compared to cash and cash equivalents of $12.9 million and working capital of $17.4 million at December 31, 2004. At June 30, 2005, we also had cash of $684,000 classified as restricted under terms of our agreement with Subway to segregate the funds for estimated warranty costs for their ovens. These funds are available for use as costs are incurred for warranty service for Subway ovens and unexpended funds are available to us at the expiration of the one-year warranty period.

Contractual Cash Obligations

As of June 30, 2005, our future contractual cash obligations are as follows (in thousands):

	Payments Due By Period
	Total	July - December 2005	2006	2007	2008	2009	Thereafter

Operating Leases	$6,568	$589	$1,105	$1,063	$1,017	$927	$1,867

We believe that existing working capital and cash flow from operations, together with availability under our $10.0 million credit facility with Bank of America, subject to certain borrowing base conditions, will provide sufficient cash flow to meet our contractual obligations. We intend to seek financing for any amounts that we are unable to pay from operating cash flows. Financing alternatives are routinely evaluated to determine their practicality and availability in order to provide us with additional funding at the least possible cost.

We believe that our existing cash, credit availability and anticipated future cash flows from operations will be sufficient to fund our working capital and capital investment requirements for the next twelve months and a reasonable period of time thereafter.

Authoritative Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces much of the prior guidance on these topics. This Statement requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used thus replacing the requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new principle. The Statement also provides guidance in those instances where it is impracticable to determine the effect of a change. This Statement is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not anticipate a material impact on its financial statements from its adoption.

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Company currently discloses pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net income and net income per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. The table in Note 2 reflects an approximation of the estimated impact that such a change in accounting treatment would have had on our net income and net income per share if it had been in effect during the three- and six-month periods ended June 30, 2005 and 2004. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future, there were no such amounts recognized for the interim periods presented herein. SFAS No. 123R will be effective for the Company's fiscal year beginning January 1, 2006.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the three-month periods ended June 30, 2005 and 2004, approximately 26% and 25%, respectively, of our revenues were derived from sales outside of the United States. For the six-month periods ended June 30, 2005 and 2004, approximately 23% and 31%, respectively, of our revenues were derived from sales outside of the United States. These sales and subsequent accounts receivable, the salaries of employees located outside of the United States and less than 10% of selling, general and administrative expenses are denominated in foreign currencies, principally Euros. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of foreign currencies against the US dollar. In addition, trade terms with customers outside of the United States are longer than with customers inside of the United States, which increases the potential of foreign exchange gains or losses.

The Company believes that revenues from sources outside of the United States will continue to increase during 2005. There is no assurance that the Company will not be subject to foreign exchange losses in the future.

As of June 30, 2005, the Company does not have any assets or liabilities other than those discussed above that have the potential for market risk that would affect the operating results or cash flow of the Company and is not engaged in any foreign currency hedging activity.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) maintain controls and procedures designed to ensure that they are able to collect the information which is required to be disclosed in reports filed with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. The CEO and CFO are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based on their evaluation of our disclosure controls and procedures, the CEO and CFO believe that these procedures are effective to ensure that we are able to collect, process, and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

Changes in internal controls

There have been no significant changes in our internal controls during the most recent fiscal quarter covered by this report, or in any other factors that could affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses, that have affected or are reasonably likely to materially affect our internal control over financial reporting during TurboChef's most recent fiscal quarter covered by this report.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has previously reported in Item 3 of its Annual Report on Form 10-K for the year ended December 31, 2004, certain material developments in legal proceedings during the quarter ended March 31, 2005. The Company reported further developments in legal proceedings in its Quarterly Report on Form 10-Q for the period ended March 31, 2005.

During the quarter ended June 30, 2005, the arbitration panel in the arbitration against Maytag Corporation conducted live hearings in the case in Dallas, Texas. The panel has scheduled final arguments to be conducted later in the fall of 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 10, 2005, the Company issued 266,667 shares of Common Stock to Grand Cheer Company Ltd. pursuant to the exercise of warrants. The purchase price of the shares was $960,001.20.

We believe our offering and sale of the shares in the transaction described above to one accredited investor is exempt from registration under Section 4(2) of the 1933 Securities Act (the “Act”). The certificates representing the securities issued contain a legend to the effect that such securities were not registered under the Act and may not be transferred except pursuant to an effective registration statement or pursuant to an exemption from such registration requirement.

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

Dated: August 5, 2005