Form 10-Q
period 2005-09-30
TURBOCHEF TECHNOLOGIES INC
filed 2005-11-04
CIK 916545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter ended September 30, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      YES ☐   NO   ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at November 1, 2005

Common Stock, $0.01 Par Value	28,582,312

TURBOCHEF TECHNOLOGIES, INC.

 PART 1.   FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
	September 30, 2005	December 31, 2004

Assets:

Current assets:
Cash and cash equivalents	$46,656	$12,942
Restricted cash	--	3,196
Accounts receivable, net of allowance of $186 and $197	8,578	9,542
Other receivables	2,052	43
Inventory, net	11,732	8,155
Prepaid expenses	501	426

Total current assets	69,519	34,304

Property and equipment, net	6,476	2,678
Developed technology, net of accumulated amortization of $1,098 and $493	6,972	7,577
Goodwill	5,934	5,808
Covenant not-to-compete	1,991	--
Other assets	318	389

Total assets	$91,210	$50,756

Liabilities and Stockholders' Equity:

Current liabilities:
Accounts payable	$5,853	$8,401
Other payables	1,445	1,445
Accrued expenses	3,548	3,135
Deferred revenue	1,668	1,338
Accrued warranty and upgrade costs	5,302	2,586
Deferred rent, current	247	--

Total current liabilities	18,063	16,905

Deferred rent, non-current	1,524	--
Other liabilities	77	72

Total liabilities	19,664	16,977

Commitments and contingencies

Stockholders' equity:
Preferred stock, $1 par value, authorized 5,000,000 shares, 0 shares issued	--	--
Preferred membership units exchangeable for shares of TurboChef common stock	967	6,351
Common stock, $.01 par value, authorized 100,000,000 shares, issued 28,581,212 and 24,313,158 shares at September 30, 2005 and December 31, 2004, respectively	286	243
Additional paid-in capital	143,630	79,508
Accumulated deficit	(73,337)	(52,277)
Notes receivable for stock issuances	--	(46)

Total stockholders' equity	71,546	33,779

Total liabilities and stockholders' equity	$91,210	$50,756

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues:
Product sales	$11,413	$30,335	$41,366	$33,390
Royalties and services	401	671	1,601	982
Total revenues	11,814	31,006	42,967	34,372

Costs and expenses:
Cost of product sales	14,519	19,302	36,540	20,923
Research and development expenses	953	308	3,125	816
Purchased research and development	6,285	--	6,285	--
Selling, general and administrative expenses	7,187	4,965	19,036	10,442
Total costs and expenses	28,944	24,575	64,986	32,181

Operating (loss) income	(17,130)	6,431	(22,019)	2,191

Other income (expense):
Interest income	484	3	1,153	43
Interest expense and other	(69)	(15)	(194)	(22)
	415	(12)	959	21

Net (loss) income	$(16,715)	$6,419	$(21,060)	$2,212

Per share data:
Basic	$(0.59)	$0.64	$(0.76)	$0.24
Diluted	$(0.59)	$0.24	$(0.76)	$0.09

Weighted average number of common shares outstanding:
Basic	28,525,088	9,987,607	27,814,518	9,295,864
Diluted	28,525,088	26,676,983	27,814,518	25,626,925

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(21,060)	$2,212
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Purchased research and development	6,285	--
Depreciation and amortization	1,802	699
Amortization of deferred rent	(56)	--
Amortization of deferred loan costs	104	--
Non-cash compensation expense	100	113
Provision for doubtful accounts	53	28
Other	53	18
Changes in operating assets and liabilities, net of effects of acquisition:
Restricted cash	3,196	--
Accounts receivable	977	(15,885)
Inventories	(4,051)	(5,252)
Prepaid expenses and other assets	(2,111)	(179)
Accounts payable	(2,601)	6,365
Accrued expenses and warranty	3,129	5,744
Deferred revenue	330	(32)
Net cash used in operating activities	(13,850)	(6,169)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(192)	(7,278)
Acquisition of intangible assets	(7,292)	--
Purchases of property and equipment, net	(2,649)	(2,363)
Other	119	(100)
Net cash used in investing activities	(10,014)	(9,741)

Cash flows from financing activities:
Issuance of common stock, net	54,839	10,007
Proceeds from the exercise of stock options and warrants	2,852	861
Proceeds from notes receivable for stock issuances	46	--
Payment of deferred loan costs	(156)	--
Payment of notes payable	--	(380)
Other	(3)	2
Net cash provided by financing activities	57,578	10,490

Net increase (decrease) in cash and cash equivalents	33,714	(5,420)
Cash and cash equivalents at beginning of period	12,942	8,890
Cash and cash equivalents at end of period	$46,656	$3,470

NON CASH INVESTING AND FINANCING ACTIVITIES:

Landlord funded leasehold improvements	$1,832	$--
Issuance of preferred membership units exchangeable for TurboChef common stock in connection with Enersyst acquisition	--	6,351
Issuance of common stock in exchange for Enersyst preferred membership units	5,384	--
Issuance of common stock in exchange for acquisition of intangible assets	993	--

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$201	$--
Cash paid for interest	35	--

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

TurboChef Technologies, Inc. (“the Company”) was incorporated in 1991 and became a Delaware corporation in 1993. The Company is a leading provider of technology and services for the high speed preparation of food products. The Company's customizable speed cook ovens, the C3, the Tornado, and the High h Batch cook food products at high speeds with food quality comparable, and in many cases superior, to conventional heating methods. In addition, the Company offers fee-based equipment development and testing, prototype fabrication and other services, and food preparation, menu planning and analysis and related consulting services, to food manufacturers and other members of the foodservice industry. The Company's primary markets are with commercial food service operators throughout North America, Europe and Asia. Management believes that the Company operates in one primary business segment.

The condensed consolidated financial statements of the Company as of September 30, 2005 and 2004 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have not been audited by independent public accountants. In the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these statements unless significant changes have taken place since the end of the Company's most recent fiscal year. The Company's December 31, 2004 consolidated balance sheet was derived from audited financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, but does not include all disclosures required by GAAP. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the aforementioned Form 10-K. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

REVENUE RECOGNITION

Revenue from product sales is recognized when title and risk of loss are transferred to the customer, substantially all obligations relating to a sale are completed, prices are fixed or determinable and collection of the related receivable is reasonably assured. If the terms of a sale require installation, the revenue cycle is substantially complete after installation has occurred; therefore, revenue is recognized upon installation. For sales where the customer has assumed the installation responsibility and sales to designated agents, substantially all obligations are completed at the time of shipment to the customer or the customer's designated agent; therefore, revenue is recognized upon shipment. Revenue for sales of replacement parts and accessories is recognized upon shipment to the customer. Royalty revenues are recognized based on the sales dates of licensees' products and services revenues are recorded based on attainment of scheduled performance milestones. Beginning in July 2005, certain customers may purchase extended warranty coverage on the Tornado oven model for an additional one-year period. Revenues from the sale of these extended warranties are deferred and recognized in product sales on a straight-line basis over the term of the extended warranty contract.

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

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company is currently amortizing acquired developed technology using the straight line method over an estimated useful life of 10 years and recorded $202,000 and $605,000 in amortization expense for the three and nine months ended September 30, 2005, respectively.

PURCHASE OF IN-PROCESS RESEARCH AND DEVELOPMENT

Amounts allocated to purchase of in-process research and development (“IPRD”) include the value of products in the development stage that are not considered to have reached technological feasibility or to have alternative future use. Accordingly, a purchase of IPRD was expensed as research and development in the consolidated statement of operations for the quarter ended September 30, 2005 in connection with an asset acquisition.

EARNINGS PER COMMON SHARE

Basic earnings per share is calculated by dividing net (loss) income by the weighted-average number of common shares outstanding during each period.   Diluted earnings per common share is calculated by dividing net income, adjusted on an “as if converted” basis, by the weighted-average number of actual shares outstanding and, when dilutive, the share equivalents that would arise from the assumed conversion of convertible instruments. The per share amounts presented in the condensed consolidated statements of operations are based on the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Numerator for basic and diluted earnings per share:
Net (loss) income	$(16,715)	$6,419	$(21,060)	$2,212

Denominator:
Denominator for basic income (loss) per share available to common stockholders
Weighted average common shares outstanding	28,525	9,988	27,815	9,296
Effect of potentially dilutive securities
Convertible preferred stock	--	14,132	--	14,189
Preferred membership interests exchangeable for common stock	--	611	--	299
Dilutive stock options and warrants	--	1,946	--	1,843
Shares applicable to diluted income (loss) per share available to common stockholders	28,525	26,677	27,815	25,627

The effect of potentially dilutive stock options and warrants is calculated using the treasury stock method. For the three and nine months ended September 30, 2005 the potentially dilutive securities include options and warrants, convertible into 3.7 million shares of common stock and Enersyst Development Center, LLC (“Enersyst”) preferred membership units exchangeable for 93,000 shares of common stock, all of which were excluded from the calculation of shares applicable to loss per share because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2004, certain options and warrants were excluded from the calculation of potentially dilutive instruments because the average market price of the Company’s stock during the period did not exceed the exercise price of those instruments. For the three-month and nine-month periods ended September 30, 2004 there were 500,708 shares and 510,708 shares, respectively, of such options and warrants. However, some or all of these instruments may be potentially dilutive in the future. The convertible preferred stock was converted in its entirety in the fourth quarter of 2004.

STOCK BASED EMPLOYEE COMPENSATION

The Company uses the intrinsic value method in accounting for stock options. Under the intrinsic value method, no compensation expense has been recognized for stock options granted to employees because the exercise prices of employee stock options equals or exceeds the market value of the underlying stock on the dates of grant. The table below presents a reconciliation of the Company's pro forma net loss giving effect to the estimated compensation expense related to stock options that would have been reported if the Company utilized the fair value method for the three- and nine-month periods ended September 30 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net (loss) income:
As reported	$(16,715)	$6,419	$(21,060)	$2,212
Total stock-based compensation expense	(1,512)	(679)	(3,857)	(2,439)
Pro forma	$(18,227)	$5,740	$(24,917)	$(227)
Net (loss) income per share:
Basic:
As reported	$(0.59)	$0.64	$(0.76)	$0.24
Pro forma	(0.64)	0.57	(0.90)	(0.02)
Diluted:
As reported	$(0.59)	$0.24	$(0.76)	$0.09
Pro forma	(0.64)	0.22	(0.90)	(0.02)

For purposes of computing pro forma net (loss) income, we estimate the fair value of option grants using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our employee stock options. Additionally, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models may not provide a reliable single measure of the fair value of its stock-based awards.

ACCOUNTING FOR LEASES

Landlord allowances for improvements to leaseholds are included in property and equipment and offset by a corresponding deferred rent credit. The Company will amortize the leasehold improvements over the shorter of the life of the improvements or the life of the lease. The deferred credit is included in other liabilities (current and long term) in the accompanying balance sheet and will be amortized as a reduction of rent expense over the term of the applicable lease. As of September 30, 2005, the unamortized deferred credit for landlord allowances, including the current portion, was $1.8 million which originated from the lease agreement for the Company's newly-occupied operations center in Dallas, Texas.

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

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Company currently discloses pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net income and net income per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. The table in Note 2 reflects an approximation of the estimated impact that such a change in accounting treatment would have had on our net income and net income per share if it had been in effect during the three- and nine-month periods ended September 30, 2005 and 2004. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future, there were no such amounts recognized for the interim periods presented herein. SFAS No. 123R will be effective for the Company's fiscal year beginning January 1, 2006.

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

NOTE 3. PURCHASE OF PATENT AND TECHNOLOGY ASSETS AND RESEARCH AND DEVELOPMENT

On September 12, 2005, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Global Appliance Technologies, Inc. (“Global”) and stockholders of Global. Pursuant to the Purchase Agreement, the Company acquired the patent and technology assets of Global further expanding TurboChef's ownership of proprietary commercial and residential speed cook technologies. These technologies will allow TurboChef to enhance its products with additional or different features as well as enable the Company to expand the range of its product offerings. In exchange, Global received $5.0 million in cash and 60,838 shares of the Company’s common stock with a value of $993,000 at the date of acquisition. This acquisition was accounted for as an asset acquisition. The aggregate consideration for the assets acquired was $6.3 million including the fair value of the common stock and transaction costs, all of which was expensed as IPRD.

Amounts allocated to IPRD include the value of products in the development stage that are not considered to have reached technological feasibility or to have alternative future use. Accordingly, this item was expensed as research and development in the consolidated statement of operations for the quarter ended September 30, 2005, upon the completion of the asset acquisition. Technology development and IPRD were identified and valued by an independent valuation firm through extensive interviews, analysis of data provided by Global concerning development projects, their stage of development, the time and resources needed to complete them, if applicable, and their expected income generating ability and associated risks. No development projects had reached technological feasibility; therefore, all the intangible assets were deemed to be purchase of IPRD. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing acquired IPRD. Key assumptions for IPRD included a discount rate of 34% and estimates of revenue growth, cost of sales, operating expenses and taxes. The purchase allocation is based on a preliminary valuation and is subject to change based on completion of the final valuation. Any changes could be material to the Company’s consolidated statement of operations.

The Company also entered into services agreements with the principals of Global which provided, among other things, for delivery of three patent applications by the end of the first year, and two additional patent applications by the end of the eighteenth month, following closing. If these patent applications are timely delivered, the Company is obligated to pay Global contingent consideration in the form of three nearly-equal installment payments totaling $8.0 million, payable on each of the first three anniversaries of the closing date (which payments will be made 38% in cash and 62% in stock).

In connection with this transaction, the Company also entered into Restrictive Covenant Agreements (the “Restrictive Covenant Agreements”) with each of David H. McFadden and David A. Bolton, the two principals of Global. Under the Restrictive Covenant Agreements, the principals agreed to certain covenants regarding the disclosure of trade secrets and confidential information, and to covenants restricting their ability to compete with the Company. As consideration for these covenants, each principal received $1.0 million in cash at closing, and each can receive additional cash payments totaling $2.0 million, which are payable in equal portions on the first two anniversaries of the closing date. The aggregate of $2.0 million initially paid in connection with these agreements will be amortized over the agreements’ ten-year term. Any future payments will also be treated accordingly.

The Purchase Agreement provides that if the patent applications are not timely delivered, or if during the eighteen-month period following closing the Company terminates the services agreements for a material breach of the confidentiality obligations or a breach of the restrictive covenants therein, and all required patent applications have not been delivered to the Registrant, any then-unpaid installment payments due to Global will be forfeited. Further, the Purchase Agreement provides for certain indemnifications of the Company.

NOTE 4. OTHER RECEIVABLES

The Company entered into a favorable final settlement in the second quarter of 2005 with a contract assembler related to consigned inventory lost in a fire suffered at one of the assembler's plants. The amount due under the settlement is included in other receivables in the accompanying balance sheet.

NOTE 5.  INVENTORY

Inventory consists of the following (in thousands):

	September 30, 2005	December 31, 2004

Parts inventory, net	$8,115	$4,349
Finished goods - ovens	3,074	3,547
Demonstration inventory, net	543	259

	$11,732	$8,155

NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

		September 30, 2005	December 31, 2004
	Estimated Useful Lives (Years)
Tooling and equipment	3-7	$3,165	$2,299
Furniture and fixtures	5	1,454	579
Leasehold improvements	5-7.5	2,859	222
		7,478	3,100
Less accumulated depreciation and amortization		(1,002)	(422)
		$6,476	$2,678

NOTE 7.  ACCRUED WARRANTY AND UPGRADE COSTS

The Company generally provides a one-year parts and labor warranty on its ovens. Provisions for warranty claims are recorded at the time products are sold and are reviewed and adjusted periodically by management to reflect actual and anticipated experience. Because warranty estimates are forecasts that are based on the best available information, claims costs may differ from amounts provided, and these differences may be material.

In the second quarter of 2005, the Company identified a potential longevity and reliability issue with the Tornado oven. The success of Subway’s toasting initiative has resulted in higher use of the Tornado oven and more cook cycles than was anticipated. TurboChef experienced increasing warranty calls from the installed base for Subway, its largest customer, as certain components degraded under the high usage much earlier than expected. The Company determined that it could improve the longevity and reliability of the ovens through a change in the oven’s software (or operating system). It incorporated the software change in production and launched a voluntary and proactive software upgrade program for installed units. This program also included replacement of certain components in the ovens to ensure that the installed base of Tornado ovens would benefit from the latest enhancements to the ovens. For the quarter ended June 30, 2005, the Company recorded a $2.8 million (or $0.10 per share) increase to the warranty reserve as the Company's best estimate at the time to address costs of warranty claims incurred, estimated future warranty claims, and the voluntary upgrade. In the third quarter of 2005, the volume of warranty claims related to this issue accelerated beyond previously anticipated levels. The increasing pace of warranty claims precluded the Company from performing as many of the upgrades on a lower-cost, proactive basis as had been expected. The Company also found that parts replacement during upgrades was called for in a greater number of units than had been previously expected. The increased volume and cost of warranty claims together with the increased cost of dealing with them reactively rather than proactively required an additional increase in the warranty provision. The Company recorded an additional $6.8 million (or $0.24 per share) as its best estimate to address the present and future warranty and upgrade costs related to this component failure issue. Extensive engineering tests of the revised software provide evidence that leads the Company to believe that the longevity and reliability issue with Subway’s Tornado ovens has been satisfactorily resolved. The Company estimates that substantially all of the ovens will be upgraded by year end 2005. Additionally, the one-year warranty expires for approximately 70% of the installed Tornado oven base by December 31, 2005.

Pursuant to the terms of the agreement under which the Company provides ovens to Subway restaurants, the Company agreed to segregate the funds for estimated warranty costs for the Subway ovens. The estimated warranty cost is deposited in a separate account within 10 days of payment for the oven and withdrawals for the cost of warranty parts and labor are made periodically, as incurred, up to the amount initially deposited. Unexpended funds at the end of the warranty period are retained by the Company. These segregated funds totaled nil and $3.2 million as of September 30, 2005 and December 31, 2004 respectively.

An analysis of changes in the liability for product warranty claims is as follows for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Balance at beginning of period	$3,345	$912	$2,586	$928
Provision for warranties	611	1,972	3,207	2,124
Warranty expenditures	(5,463)	(114)	(10,072)	(215)
Other adjustments to provision for warranties	6,809	--	9,581	(79)
Currency fluctuations	--	(2)	--	10

Balance at end of period	$5,302	$2,768	$5,302	$2,768

NOTE 8. INCOME TAXES

In preparing its financial statements, the Company estimates income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. In addition, as of September 30, 2005, the Company had net operating loss carryforwards (“NOLs”) of $62.4 million, of which $36.5 million are subject to annual limitations resulting from the change in control provisions in Section 382 of the Internal Revenue Code. These NOLs begin to expire in 2009. Additionally, the Company has approximately $6.3 million in income tax deductions related to stock option exercises, the tax effect of which will be reflected as a credit to additional paid-in capital when realized.  A valuation allowance is recorded to reduce net deferred income tax assets to the amount that is more likely than not to be realized. Based on its history of losses, the Company recorded a valuation allowance as of September 30, 2005, equal to the full amount of net deferred income tax assets including those related to NOLs.

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

Through September 30, 2005, the Company exchanged Enersyst preferred membership units for 518,032 shares of common stock. The remaining preferred membership units are exchangeable for 93,064 shares of common stock under the terms of the exchange agreement.

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

On September 12, 2005, the Company completed the purchase of technology and related assets from Global Appliance Technologies, Inc. As part of the consideration, the Company issued 60,838 shares of its common stock as provided by terms of the purchase agreement.

NOTE 10. CREDIT FACILITY

On February 28, 2005, the Company entered into a Credit Agreement with Bank of America, N.A. (the Credit Agreement). The Credit Agreement, as amended, allows the Company to borrow up to $10.0 million at any time under the revolving credit facility, based upon a portion of the Company's eligible accounts receivable. The Credit Agreement also provides for a letter of credit facility within the credit limit of up to $2.0 million. Revolving credit loans under the Credit Agreement bear interest at a rate of the British Bankers Association LIBOR Rate plus 3.5% unless for certain reasons Eurodollar Rate Loans are unavailable, then at a rate in an amount of 2.5% over the higher of the Federal Funds Rate plus 0.5% and Bank of America's prime rate. The Company's obligations under the Credit Agreement are secured by substantially all of the assets of TurboChef and its subsidiaries. The Credit Agreement contains customary affirmative and negative covenants and acceleration provisions. The credit commitment expires on February 28, 2006, and any outstanding indebtedness under the Credit Agreement is due on that date. To date, the Company has not borrowed under the Credit Agreement.

NOTE 11. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

TurboChef filed for arbitration against Maytag in Dallas, Texas, on February 2, 2001, in connection with a series of contracts for research, development and commercialization of certain technology through a joint, strategic relationship. TurboChef claims substantial damages for breach of those contracts, specific performance of those contracts, fraud, theft of trade secrets, breach of fiduciary duty, usurpation of corporate opportunity, correction of inventorship, punitive damages and attorneys' fees, and it seeks an injunction requiring Maytag to return all rights in intellectual property owned by TurboChef under the parties' agreements.  Maytag has not responded to the Company's amended claims, but in an earlier answer and counterclaim in the Texas arbitration Maytag seeks in excess of $35 million in damages.  Management believes that Maytag's Texas claims are without merit and it has vigorously defended against Maytag's allegations.

Maytag has also initiated an arbitration proceeding in Boston, claiming damages in an amount in excess of $1.3 million for failure to pay for ovens. TurboChef has filed its counterclaim alleging that Maytag breached its warranty and committed fraud and that TurboChef has been damaged in an amount in excess of $1.5 million.

The parties had since January 2003 agreed to stay the proceedings in Dallas and Boston pending the outcome of settlement negotiations.  In March 2004, the Company notified Maytag that negotiations had not produced an acceptable offer of settlement and the Company would, therefore, proceed with arbitration. The Boston proceedings are scheduled to follow after the Dallas hearings. Maytag also filed suit against the Company in May 2002 in a federal district court in Iowa seeking unspecified damages for various claims.  The court has stayed the claims pending final resolution of the claims in the Texas arbitration.

During the quarter ended September 30, 2005, the arbitration panel in the Dallas arbitration against Maytag Corporation received final briefs from the parties, and the final oral arguments in the hearings were conducted in Dallas, Texas, in October. The parties await the panel’s decision.

On August 8, 2005, Technology Licensing Corporation and Food Automation-Service Techniques, Inc. (“FAST”) filed suit against TurboChef in Federal District Court in Connecticut alleging infringement by the company’s three commercial oven products of U.S. Patent No. 4,920,948. FAST seeks unspecified damages, injunction, attorneys’ fees and costs. In its press release of September 9, 2005, FAST claimed it was seeking damages that could exceed $30 million. TurboChef filed its answer on August 30, 2005, among other things, denying any infringement. Management believes that these claims are without merit, and the Company intends to vigorously defend itself.

The outcome of any litigation or arbitration is uncertain, and an unfavorable outcome could have a material adverse effect on the Company's operating results and future operations. Since the outcomes of the arbitration proceedings and the FAST lawsuit are uncertain, no adjustments have been made to the financial statements.

NOTE 12.  REVENUE BY GEOGRAPHIC AREA AND CUSTOMER CONCENTRATIONS

The Company currently derives primarily all its revenues from the sale of ovens. The Company does not have significant assets outside of the United States. Revenues by geographic region for the three- and nine-month periods ended September 30 is as follows (in thousands):

REGION	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

North America	$9,573	$30,676	$33,595	$32,988
Europe and Asia	2,241	330	9,372	1,384
Totals	$11,814	$31,006	$42,967	$34,372

The Company is generally subject to the financial condition of commercial food service operators and related equipment providers; however, management does not believe that there is significant credit risk with respect to trade receivables. On March 8, 2004, the Company announced that it had reached agreement with Subway Restaurants to be the exclusive supplier of rapid cook ovens to more than 20,000 Subway franchisees worldwide. TurboChef commenced the system-wide delivery of ovens to Subway restaurants in the U.S. during the third quarter of 2004. For the year ended December 31, 2004, 91% of the Company's sales were made to Subway. For the three and nine months ended September 30, 2005, 40% and 61%, respectively, of the Company's direct sales were made to one customer. As of September 30, 2005, 28% of the outstanding accounts receivable were related to one customer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of technology and services for the high speed preparation of food products. Our customizable speed cook ovens employ various patented combinations of hot air convection, air impingement, microwave energy and other heating methods to cook food products at high speeds with food quality comparable, and in many cases superior, to conventional heating methods. We currently offer three primary commercial ovens, the C3, the Tornado oven and the recently announced High h Batch oven which we began to market in the second quarter of 2005. We are also developing various other new ovens for the commercial and residential markets. In addition, we offer fee-based development, fabrication, testing and other services, and food preparation, menu planning and analysis and related consulting services, to food manufacturers and other members of the foodservice industry.

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

During 2004, our new management team focused on strengthening our operating systems and infrastructure, solidifying our sales and marketing efforts, performing under our supply agreement with the Subway® system, integrating our acquisition of Enersyst Development Center, LLC completed in May 2004, and developing our strategy for the residential oven market. Sales to Subway franchisees resulted in a material increase in revenues and income through completion of the initial roll out in the quarter ended March 31, 2005 and are expected to continue to be a significant contributor to future revenues. We continue to roll out ovens to international Subway locations and to provide ovens to new Subway restaurants opened as part of the system's continued expansion and to existing restaurants assessing their needs for additional ovens. During 2005, our focus has been on generating revenues from other foodservice establishments, introducing new commercial products and developing our residential oven products and strategies. In this connection, we completed a public offering of our common stock which closed February 8, 2005. The net proceeds to the Company, approximately $54.8 million after discounts, fees and expenses, will be utilized to fund our initiative to launch a residential version of our technology and for other general corporate purposes.

Purchase of Patent and Technology Assets and Research and Development

On September 12, 2005, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Global Appliance Technologies, Inc. (“Global”) and stockholders of Global. Pursuant to the Purchase Agreement, we acquired the patent and technology assets of Global further expanding TurboChef's ownership of proprietary commercial and residential speed cook technologies. These technologies will allow TurboChef to enhance its products with additional or different features as well as enable the Company to expand the range of its product offerings. In exchange, Global received $5.0 million in cash and 60,838 shares of the Company’s common stock with a value of $993,000 at the date of acquisiton. This acquisition was accounted for as an asset acquisition. The aggregate consideration for the assets acquired was $6.3 million including the fair value of the common stock and transaction costs, all of which was expensed as in-process research and development (“IPRD”).

Amounts allocated to IPRD include the value of products in the development stage that are not considered to have reached technological feasibility or to have alternative future use. Accordingly, this item was expensed as research and development in the consolidated statement of operations for the quarter ended September 30, 2005, upon the completion of the asset acquisition. Technology development and IPRD were identified and valued by an independent valuation firm through extensive interviews, analysis of data provided by Global concerning development projects, their stage of development, the time and resources needed to complete them, if applicable, and their expected income generating ability and associated risks. No development projects had reached technological feasibility; therefore, all the intangible assets were deemed to be purchase of IPRD. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing acquired IPRD. Key assumptions for IPRD included a discount rate of 34% and estimates of revenue growth, cost of sales, operating expenses and taxes. The purchase allocation is based on a preliminary valuation and is subject to change based on completion of the final valuation. Any changes could be material to the Company’s consolidated statement of operations.

We also entered into services agreements with the principals of Global which provided, among other things, for delivery of three patent applications by the end of the first year, and two additional patent applications by the end of the eighteenth month, following closing. If these patent applications are timely delivered, the Company is obligated to pay Global contingent consideration in the form of three nearly-equal installment payments totaling $8.0 million, payable on each of the first three anniversaries of the closing date (which payments will be made 38% in cash and 62% in stock).

In connection with this transaction, we also entered into non-compete agreements (the “Restrictive Covenant Agreements”) with each of David H. McFadden and David A. Bolton, the two principals of Global. Under the Restrictive Covenant Agreements, the principals agreed to certain covenants regarding the disclosure of trade secrets and confidential information and to covenants restricting their ability to compete with the Company. As consideration for these covenants, each principal received $1.0 million in cash at closing, and each can receive additional cash payments totaling $2.0 million, which are payable in equal portions on the first two anniversaries of the closing date. The aggregate of $2.0 million initially paid in connection with these agreements will be amortized over the agreements’ ten-year term. Future payments will also be treated accordingly.

The Purchase Agreement provides that if the patent applications are not timely delivered, or if during the eighteen-month period following closing the Company terminates the services agreements for a material breach of the confidentiality obligations or a breach of the restrictive covenants therein, and all required patent applications have not been delivered to the Registrant, any then-unpaid installment payments due to Global will be forfeited.

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

Product Warranty

We warrant our ovens against defects in material and workmanship for a period of one year from the date of installation. Anticipated future warranty costs are estimated based upon historical experience and are recorded in the periods ovens are sold. Periodically, our warranty reserve is reviewed to determine if the reserve is sufficient to cover the repair costs associated with the remaining ovens under warranty. Because warranty estimates are forecasts that are based on the best available information, claims costs may differ from amounts provided and these differences may be material.

If warranty costs trend higher, we would need to record a higher initial reserve as well as a reserve for the estimated amounts necessary to cover all ovens remaining under warranty. For the quarters ended June 30, and September 30, 2005, we experienced actual product warranty costs higher than we expected related to specific issues regarding a component failure for a specific product, and increased our provision for warranties in each of these quarters by $2.8 million and $6.8 million, respectively. These additional reserves for estimated warranty costs were charged to cost of goods sold and increased our loss per share by $0.10 and $0.24 for the quarters ended June 30, and September 30, 2005, respectively.

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

Purchase of In-Process Research and Development

Amounts allocated to IPRD include the value of products in the development stage that are not considered to have reached technological feasibility or to have alternative future use. Accordingly, a purchase of IPRD was expensed as research and development in the consolidated statement of operations for the quarter ended September 30, 2005 in connection with the Global asset acquisition.

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

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. We currently disclose pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net income and net income per share in a note to the financial statements. Upon adoption of SFAS No. 123R, pro forma disclosure will no longer be an alternative. The table in Note 2 to the Condensed Consolidated Financial Statements reflects an approximation of the estimated impact such adoption would have had on our net income and net income per share if it had been in effect during the three- and nine-month periods ended September 30, 2005 and 2004. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future, there were no such amounts recognized in the interim periods presented herein. SFAS No. 123R will be effective for our fiscal year beginning January 1, 2006.

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

Accounting for Leases

Landlord allowances for improvements to leaseholds are included in property and equipment and offset by a corresponding deferred rent credit. We amortize the leasehold improvements over the shorter of the life of the improvements or the life of the lease. The deferred credit is included in other liabilities (current and long term) in the accompanying balance sheet and will be amortized as a reduction of rent expense over the term of the applicable lease. As of September 30, 2005, the unamortized deferred credit for landlord allowances, including the current portion, was $1.8 million which originated from the lease agreement for our newly-occupied operations center in Dallas, Texas.

Foreign Exchange

For the three-month periods ended September 30, 2005 and 2004, approximately 19% and 1%, respectively, of our revenues were derived from sales outside of the United States. For the nine-month periods ended September 30, 2005 and 2004, approximately 22% and 4%, respectively, of our revenues were derived from sales outside of the United States. The 2004 sales and subsequent accounts receivable and a portion of the 2005 sales and subsequent accounts receivable and less than 10% of selling, general and administrative expenses for the three and nine months ended September 30, 2005 and 2004 are denominated in foreign currencies, principally in Euros. At this time, we do not engage in any foreign exchange hedging activities.

Deferred Income Taxes

In preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. In addition, as of September 30, 2005, we have net operating loss carryforwards (“NOLs”) of approximately $62.4 million, of which $36.5 million are subject to annual limitations resulting from the change in control provisions in Section 382 of the Internal Revenue Code. These NOLs begin to expire in 2009. Additionally, we have $6.3 million in income tax deductions related to stock option exercises, the tax effect of which will be reflected as a credit to additional paid-in capital when realized. A valuation allowance is recorded to reduce our net deferred income tax assets to the amount that is more likely than not to be realized. Based on our previous history of losses, we have recorded a valuation allowance as of September 30, 2005, equal to the full amount of our net deferred income tax assets including those related to our NOLs. Future profitable operations would permit recognition of these net deferred income tax assets, which would have the effect of reducing our income tax expense. Future operations could also demonstrate a return to profitability sufficient to warrant a reversal of the valuation allowance which would positively impact our financial statements.

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

Results of Operations for the Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Total revenues for the three months ended September 30, 2005 were $11.8 million, a decrease of $19.2 million, compared to revenues of $31.0 million for the comparable period in 2004. This decrease was due primarily to reduced oven revenues, $20.5 million of which related to substantially fewer unit sales of our Tornado model oven to Subway franchisees as compared to the year ago quarter which marked the commencement of the system-wide roll out of this new oven model to the Subway system. The decrease in Subway oven sales was partially offset by increased oven sales to non-Subway customers. Revenues recognized from our newly introduced extended warranty program were not significant.

Cost of product sales for the three months ended September 30, 2005 was $14.5 million, a decrease of $4.8 million, compared to $19.3 million for the comparable period in 2004. The net decrease in cost of product sales consisted of an $11.6 million decrease related to fewer unit sales of ovens, offset by a $6.8 million increase in our warranty provision.

In the second quarter of 2005, we identified a potential longevity and reliability issue with the Tornado oven installed in Subway restaurants, our largest customer and the recipient of substantially all our Tornado oven production through first quarter 2005. The success of Subway’s toasting initiative has resulted in higher use of the Tornado oven and more cook cycles than was anticipated. TurboChef experienced increasing warranty calls as certain components degraded under the high usage much earlier than expected. We determined that we could improve the longevity and reliability of the ovens through a change in the oven’s software (or operating system). We incorporated the software change in production and launched a voluntary and proactive software upgrade program for installed units. Our program also included replacement of certain components in the ovens to ensure that the installed base of Tornado ovens would benefit from the latest enhancements to the ovens. For the quarter ended June 30, 2005, we recorded a $2.8 million (or $0.10 per share) increase to the warranty reserve as our best estimate at the time to address costs of warranty claims incurred, estimated future warranty claims, and the voluntary upgrade.

In the third quarter of 2005, the volume of warranty claims related to this issue accelerated beyond previously anticipated levels. The increasing pace of warranty claims precluded us from performing as many of the upgrades on a lower-cost, proactive basis as we had expected we could do. We also found that parts replacement during upgrades was called for in a greater number of units than we had previously expected. The increased volume and cost of warranty claims together with the increased cost of dealing with them reactively rather than proactively required an additional increase in the warranty provision. We recorded an additional $6.8 million (or $0.24 per share) as our best estimate to address the present and future warranty and upgrade costs related to this issue. Extensive engineering tests of the revised software provide evidence that leads us to believe that the longevity and reliability issue with Subway’s Tornado ovens has been satisfactorily resolved. As of November 1, 2005, we have upgraded all but 5,600 of the installed base of Tornado ovens and estimate that substantially all will be upgraded by year end 2005. Additionally, the one-year warranty expires for approximately 70% of the installed Tornado oven base by December 31, 2005.

As a percentage of related product sales, cost of product sales increased, when compared with the 2004 quarter, due primarily to the $6.8 million increase in our warranty provision. To a much lesser degree, our cost of product sales for the three months ended September 30, 2005, continues to be influenced by increases in costs of certain materials and parts, principally stainless steel, and an increased freight and handling charges stemming from higher energy costs.

Cost of product sales is calculated based upon the actual cost of the oven, the cost of any accessories supplied with the oven, an allocation of cost for freight, duties and taxes for ovens imported and a reserve for warranty. As a result of the warranty issues previously discussed with respect to the Tornado oven, we plan to increase our future reserve for warranty on sales of that product. Cost of product sales also includes labor and parts in connection with service under our newly introduced extended warranty program. Such costs were not significant for the current quarter or year to date periods. Cost of product sales does not include any cost allocation for administrative and support services required to deliver or install the oven or an allocation of costs associated with the ongoing quality control of our manufacturers. These costs are recorded within selling, general and administrative expenses. Cost of product sales also does not attribute any allocation of compensation or general and administrative expenses to royalty and services revenues.

Gross profit on product sales for the three months ended September 30, 2005 was $14.1 million less than the gross profit on product sales of $11.0 million for the comparable period in 2004. The decrease in gross profit for 2005 was due to the decrease in unit sales volume and the $6.8 million increase in our warranty provision. Gross profit on product sales as a percentage of product sales revenue also decreased due to the $6.8 million warranty charge.

Research and development expenses for the three months ended September 30, 2005 were $953,000, an increase of $645,000, compared to $308,000 for the comparable period in 2004. These increases relate primarily to development of our residential oven project. Included are continuing product design, including expansion of the work outsourced to third-party consultants and increased headcount, together with related market research expenses.

Purchased research and development expenses for the nine months ended September 30, 2005 were $6.3 million and related to the acquisition of technology assets from Global.  This charge is an allocation of the purchase price, based on a preliminary valuation, to recognize the fair value of in-process research and development for new products and modifications to existing products that have not reached technological feasibility or were not ready for commercial production.

Selling, general and administrative expenses, including depreciation and amortization, for the three months ended September 30, 2005, were $7.2 million, an increase of $2.2 million, compared to $5.0 million for the comparable period in 2004. These increases are reflective of the continuing expansion of operations to support, among other things, the planned level of commercial and residential sales and customer service activity due, in large part, to the Subway relationship. The more significant items of the increase included selling, marketing and related expenses of $865,000, payroll and related expenses of $125,000, and travel and related expenses of $105,000. Additionally, legal and professional fees increased $335,000, primarily attributable to the Maytag litigation. Rent and occupancy costs increased $450,000 attributable to our new operations center and offices in Dallas. Depreciation and amortization expense increased $340,000, primarily due to amortization of leasehold improvements in the new Dallas facilities and depreciation related to tooling and other equipment purchases made to support the increased production.

Net other income for the three months ended September 30, 2005 was $415,000 as compared to net other expense of $12,000 for the comparable period in 2004. The increase in 2005 is due primarily to interest income from cash balances resulting from the February 2005 public offering of our common stock.

As a result of the foregoing, we generated a net loss of $16.7 million for the three months ended September 30, 2005 compared to net income of $6.4 million for the comparable period in 2004.

Results of Operations for the Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Total revenues for the nine months ended September 30, 2005 were $43.0 million, an increase of $8.6 million, compared to revenues of $34.4 million for the comparable period in 2004 which included the commencement of the system-wide roll out of Tornado ovens to Subway. This year over year increase was due primarily to increased oven revenues to non-Subway customers, which more than offset the decline in Subway oven revenues occurring as early 2005 saw the wind-up of the Subway’s roll out. Additionally, we experienced increases in revenues from sales of parts and consumable items. Revenues recognized from our newly introduced extended warranty program were not significant.

Cost of product sales for the nine months ended September 30, 2005 was $36.5 million, an increase of $15.6 million, compared to $20.9 million for the comparable period in 2004. The increase in cost of product sales was due primarily to the increase in our warranty provision of $9.6 million and, to a lesser extent, an increase related to increased product revenue. As a percentage of related product sales, cost of product sales increased primarily due to the $9.6 million warranty charge. To a much lesser degree, our cost of product sales for the nine months ended September 30, 2005, was influenced by increases in costs of certain materials and parts, principally stainless steel, and other increases in estimated warranty costs, all offset by a favorable settlement with one of our contract assemblers regarding our consigned inventory lost in a fire suffered at one of the assembler's plants.

Cost of product sales is calculated based upon the actual cost of the oven, the cost of any accessories supplied with the oven, an allocation of cost for freight, duties and taxes for the ovens imported and a reserve for warranty. Cost of product sales also includes labor and parts in connection with service under our newly introduced extended warranty program. Such costs were not significant for the current year to date period. Cost of product sales does not include any cost allocation for administrative and support services required to deliver or install the oven or an allocation of costs associated with the ongoing quality control of our manufacturers. These costs are recorded within selling, general and administrative expenses. Cost of product sales also does not attribute any allocation of compensation or general and administrative expenses to royalty and services revenues.

Gross profit on product sales for the nine months ended September 30, 2005 was $4.8 million, a decrease of $7.7 million, compared to gross profit on product sales of $12.5 million for the comparable period in 2004. The decrease in gross profit for 2005 was due primarily to the $9.6 million increase in our warranty provision and, to a lesser extent, increases in costs of certain materials and parts, offset by an increase in our product revenue. Gross profit on product sales as a percentage of product sales revenue decreased due to the $9.6 million warranty charge.

For the nine months ended September 30, 2005 revenues included $2.7 million in oven sales, $1.6 million in cost of product sales and $1.1 million of gross profit on product sales, all of which had been previously deferred under terms of a previously disclosed sales transaction which contained an offer of exchange. We finalized the exchange transaction during the first quarter of 2005 and completed the earnings process by delivering the ovens which were the subject of the exchange.

Research and development expenses for the nine months ended September 30, 2005 were $3.1 million, an increase of $2.3 million, compared to $816,000 for the comparable period in 2004. These increases relate primarily to development of our residential oven project. Included are product design, including work outsourced to third-party consultants and increased headcount, together with related market research expenses.

Purchased research and development expenses for the three months ended September 30, 2005 were $6.3 million and related to the acquisition of patent and technology assets from Global.  This charge is an allocation of the purchase price based on a preliminary valuation to recognize the fair value of in-process research and development for new products and modifications to existing products that have not reached technological feasibilty or were not ready for commercial production.

Selling, general and administrative expenses, including depreciation and amortization, for the nine months ended September 30, 2005 were $19.0 million, an increase of $8.6 million, compared to $10.4 million for the comparable period in 2004. These increases were due to the required expansion of operations to support the previously noted increased level of sales activity stemming largely from the Subway relationship. The more significant items of increase included payroll and related expenses of $1.6 million, selling, marketing and related expenses of $2.3 million, and travel and related expenses of $380,000. Additionally, legal and professional fees increased $1.9 million, primarily attributable to the Maytag litigation and professional fees associated with our Sarbanes-Oxley compliance and other accounting related matters. Rent and occupancy costs increased $1.1 million attributable to our new offices in Atlanta, New York and Dallas. Depreciation and amortization expense increased $1.1 million, primarily due to depreciation related to tooling and other equipment purchases made to support the increased production and leasehold improvements in the new facilities and, to a lesser extent, amortization resulting from the intangible assets associated with the Enersyst acquisition.

Net other income for the nine months ended September 30, 2005 was $959,000 as compared to $21,000 for the comparable period in 2004. The increase in 2005 is due primarily to interest income from cash balances resulting from the February 2005 public offering of our common stock.

As a result of the foregoing, we generated a net loss of $21.1 million for the nine months ended September 30, 2005 compared to net income of $2.2 million for the comparable period in 2004.

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

Our management anticipates that current cash on hand, including the balance of the proceeds of our public offering, provide sufficient liquidity for us to execute our business plan and expand our business as needed in the near term and to act, as deemed prudent, on the May 3, 2005 authorization from our Board of Directors to repurchase up to $10.0 million of our common stock. To date, we have not purchased any shares pursuant to this authorization. Additionally, on February 28, 2005, we closed a $10.0 million credit facility with Bank of America. This facility, subject to certain borrowing base conditions, provides stand-by credit availability to augment the cash flow anticipated from operations. However, future significant expansion of our operations from our initiative to commercialize a residential version of our speed cook technology may require additional capital. We are currently refining a prototype oven to be introduced in the residential oven market and developing a go-to-market strategy to support an introduction of the residential oven product in 2006. We anticipate that we will incur increased expenditures relating to marketing, advertising and promotion and research and development of our residential products in future periods.

Cash used in operating activities for the nine months ended September 30, 2005 was $13.9 million compared to $6.2 million for the comparable period in 2004. Net cash used in operating activities for 2005 resulted from our net loss of $21.1 million and a net increase in working capital items of $1.1 million offset by non-cash charges of $8.3 million (principally purchased research and development totaling $6.3 million and depreciation and amortization totaling $1.8 million). The 2005 change in working capital items included cash used for increases in inventories, prepaid expenses and other receivables (primarily the amount due from one of our contract assemblers for our consigned inventory lost in a fire at one of its plants) and to reduce trade accounts payable; offset by cash provided by reductions in restricted cash and accounts receivable and increases in accrued expenses, primarily warranty. Net cash used in operating activities for the comparable period in 2004 resulted from our net income of $2.2 million plus $860,000 of net non-cash charges, offset by net increases in working capital of $9.2 million.

Cash used in investing activities for the nine months ended September 30, 2005 was $10.0 million, consisting principally of $7.3 million paid for technology and other intangible assets in the Global acquisition and $2.6 million for property and equipment expenditures. For the comparable period of 2004, cash used in investing activities was $9.7 million, including $7.3 million for our acquisition of Enersyst and $2.4 million expended for property and equipment. We anticipate capital expenditures of approximately $3.0 million for the remainder of 2005, including projected capital expenditures in connection with the introduction of our residential oven, and anticipate funding those expenditures from working capital and the proceeds of our public offering.

Cash provided by financing activities for the nine months ended September 30, 2005 was $57.6 million compared to $10.5 million for the comparable period in 2004. In 2005, we received net proceeds of $54.8 million from a public offering of 2,925,000 shares of our common stock and $2.9 million in proceeds from the exercise of options and warrants. In 2004, we received $10.0 million from a private placement of our common stock, $861,000 in proceeds from the exercise of options and warrants and we paid $380,000 in notes payable.

At September 30, 2005, we had cash and cash equivalents of $46.7 million and working capital of $51.5 million as compared to cash and cash equivalents of $12.9 million and working capital of $17.4 million at December 31, 2004.

Contractual Cash Obligations

As of September 30, 2005, our future contractual cash obligations are as follows (in thousands):

	Payments Due By Period
	Total	October - December 2005	2006	2007	2008	2009	Thereafter

Operating Leases	$6,202	$270	$1,086	$1,044	$1,008	$927	$1,867
Other (a)	4,000	--	2,000	2,000	--	--	--

Total	$10,202	$270	$3,086	$3,044	$1,008	$927	$1,867

(a)	Consists of installment payments related to the Restrictive Covenants Agreements in connection with the Global asset acquisition.

In addition, we are contingently liable for additional consideration aggregating $8.0 million that may become payable in connection with the Global asset acquisition. The purchase agreement provides that nearly-equal installments of $2.6 million are payable over the next three years provided that applications for a specific number of patents are delivered within 18 months of the transaction’s closing. We are unable to predict the resolution of these contingencies with certainty and will record such consideration if and when they are resolved. Such consideration, if payable, is to be paid 38% in cash and 62% in shares of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the three-month periods ended September 30, 2005 and 2004, approximately 19% and 1%, respectively, of our revenues were derived from sales outside of the United States. For the nine-month periods ended September 30, 2005 and 2004, approximately 22% and 4%, respectively, of our revenues were derived from sales outside of the United States. These sales and subsequent accounts receivable, the salaries of employees located outside of the United States and less than 10% of selling, general and administrative expenses are denominated in foreign currencies, principally Euros. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of foreign currencies against the US dollar. In addition, trade terms with customers outside of the United States are longer than with customers inside of the United States, which increases the potential of foreign exchange gains or losses.

The Company believes that revenues from sources outside of the United States will continue to increase during 2005. There is no assurance that the Company will not be subject to foreign exchange losses in the future.

As of September 30, 2005, the Company does not have any assets or liabilities other than those discussed above that have the potential for market risk that would affect the operating results or cash flow of the Company and is not engaged in any foreign currency hedging activity.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has previously reported in Item 3 of its Annual Report on Form 10-K for the year ended December 31, 2004, certain material developments in legal proceedings during the quarter ended March 31, 2005. The Company reported further developments in legal proceedings in its Quarterly Reports on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005.

During the quarter ended September 30, 2005, the arbitration panel in the arbitration against Maytag Corporation received final briefs from the parties, and the final oral arguments in the hearings were conducted in Dallas, Texas, in October. The parties await the panel’s decision.

On August 8, 2005, Technology Licensing Corporation and Food Automation-Service Techniques, Inc. (“FAST”) filed suit against TurboChef in Federal District Court in Connecticut alleging infringement by the company’s three commercial oven products of U.S. Patent No. 4,920,948. FAST seeks unspecified damages, injunction, attorneys’ fees and costs. In its press release of September 9, 2005, FAST claimed it was seeking damages that could exceed $30 million. TurboChef filed its answer on August 30, 2005, among other things, denying any infringement. Management believes that these claims are without merit and intends to vigorously defend itself.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 12, 2005, the Company issued 60,838 shares of Common Stock to Global Appliance Technologies, Inc. as consideration in connection with the acquisition by the Company of the technology assets of Global Appliance Technologies, Inc. The shares were considered to have a market value of approximately $1 million.

We believe our offering and sale of the shares in the transaction described above to two accredited investors is exempt from registration under Section 4(2) of the 1933 Securities Act (the “Act”). The certificates representing the securities issued contain a legend to the effect that such securities were not registered under the Act and may not be transferred except pursuant to an effective registration statement or pursuant to an exemption from such registration requirement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on July 19, 2005. The stockholders voted on three proposals, as more fully described in our definitive Proxy Statement, dated June 21, 2005. The votes were as follows:

Proposal 1 Election of Directors

Richard E. Perlman, James K. Price, William A. Shutzer, Raymond H. Welsh, J. Thomas Presby, Sir Anthony Jolliffe and James W. DeYoung

	FOR	WITHHELD	ABSTAIN

Richard E. Perlman	25,918,811	150,805	125,683
James K. Price	26,044,945	25,671	549
James W. DeYoung	26,045,178	25,438	316
Sir Anthony Jolliffe	26,045,329	25,287	165
J. Thomas Presby	26,045,228	25,388	266
William A. Shutzer	26,037,229	33,387	8,265
Raymond H. Welsh	26,036,171	34,445	9,323

Proposal 2 Approval of an amendment to the Company’s 2003 Stock Incentive Plan to increase the number of shares of the Company’s common stock available for awards under the plan by an additional 2,000,000 shares

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
16,419,028	984,737	7,196	8,659,655

Proposal 3 Ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for fiscal year 2004

FOR	AGAINST	ABSTAIN
26,048,432	19,119	3,065

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

Dated: November 3, 2005