Form 10-K
period 2005-12-31
TURBOCHEF TECHNOLOGIES INC
filed 2006-03-08
CIK 916545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

For Annual and Transition Reports pursuant to Sections 13 or
15(d) of the Securities Exchange Act of 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number 000-23478

TurboChef Technologies, Inc.
(Exact name of Registrant as specified in its Charter)
Delaware	48-1100390
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

Six Concourse Parkway, Suite 1900, Atlanta, Georgia	30328
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:
(678) 987-1700

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
Common Stock, $0.01 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒   No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant at June 30, 2005: (the last business day of the Registrant's most recently completed second fiscal quarter) $143,843,016.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at March 1, 2006
Common Stock, $0.01 Par Value	28,693,516

TURBOCHEF TECHNOLOGIES, INC.

Part I

Forward-looking Statements

Certain statements in this Annual Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of TurboChef Technologies, Inc. (“TurboChef” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's history of losses; our dependence on a limited number of customers; the effect of our long sales cycle; our commercial oven products are offered to an emerging market segment requiring significant marketing efforts to achieve market acceptance; our planned entry into the residential oven market is subject to the risks inherent in establishing a new business enterprise; our rapid expansion and the potential difficulty in managing our growth; relationships with and dependence on third parties for raw materials or components; our reliance on our senior management team and the expertise of management personnel; the limited experience of some of our senior executive officers in our industry; potential liability for personal injury or property damage; the ability to protect our proprietary information and the uncertainty of the outcome of legal proceedings in which we are currently involved. Additional information and factors are set out in “Risk Factors” in Item 1A of this Annual Report. The words “believe,” “expect,” “anticipate,” “intend,” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date the statement was made. We undertake no obligation to update any forward-looking statement.

Item 1.   Business

General

TurboChef Technologies, Inc. is a leading provider of equipment, technology and services focused on the high-speed preparation of food products. Our user-friendly speed cook ovens employ proprietary combinations of heating technologies, such as convection, air impingement, microwave energy and other advanced methods, to cook food products at speeds up to 12 times faster than, and to quality standards that we believe are comparable or superior to, that of conventional heating methods. We believe that one of our primary competitive advantages is the strength of our research and development capabilities and the breadth and depth of our portfolio of patents. Our staff of 18 engineers has a long history of developing innovations in the foodservice industry. Our research and development focus combines the development of innovative cooking technologies with the commercialization of those technologies into finished products to meet specific market needs.

Currently, we focus our efforts on the approximately $4.0 billion annual worldwide commercial primary cooking equipment market with our three primary speed cook oven models, the C3, the Tornado™ and the High h Batch. The speed, quality, compact size, ease of use and ventless operation of our ovens provide significant advantages to a wide range of foodservice operators, including full- and quick-service restaurants, hotels, stadiums, convenience stores and coffee shops. These customers increasingly value the ability to cook food in a quick and high quality manner with minimal employee training. In addition, our ovens enable certain other customers to significantly broaden their foodservice offerings. We believe the advantages of our technologies were validated by our agreement in early 2004 to be the exclusive supplier of speed cook ovens to the more than 24,000 Subway® franchise locations worldwide.

We offer our customers a high level of product service and support via a centralized call center and a network of certified third-party service technicians, which we believe significantly differentiates us from our competitors in the commercial cooking equipment market.

We currently sell our ovens through a broad sales organization that includes both internal direct salespeople as well as a network of manufacturer’s representatives and equipment distributors. In addition, we employ a flexible manufacturing model that relies on external suppliers of components for our ovens coupled with final assembly in our own facilities or through contract manufacturers as needed. This attractive operating model provides a level of operating leverage and capital efficiency within our business.

In order to leverage our success in the commercial cooking equipment market, we plan to enter the approximately $3.7 billion annual domestic residential oven market during 2006. Consumers increasingly value speed and convenience in home food preparation and continue to demand higher levels of quality and functionality in their kitchen appliances, resulting in a significant rise in the purchase of restaurant-caliber kitchen appliances for the home in recent years. We have demonstrated prototype double wall ovens with an original and unique design and control system to bring commercial speed cook technology right into the home. Our first residential products will target the premium segment of the residential oven market and will be introduced at a price point that we believe will be appropriate for consumer purchase. We expect to follow with other configurations over time to most successfully satisfy all consumer needs in the kitchen for residential oven appliances.

Our senior management team has a successful track record of improving operating results, building scale through organic growth and strategic acquisitions and enhancing stockholder returns, and it is dedicated to accomplishing these same things for the Company. Since joining us in October 2003, our senior management team has made notable progress in developing the speed cook market and positioning the Company as the foremost player in that field. A number of members of our management team have specific and significant experience in speed cook technology and the commercial foodservice industry in general. Since 2003, we have seen the development of a tremendous relationship with the Subway franchise restaurant system with our Tornado ovens that led to the Company’s first profitable year in 2004 and continued meaningful sales in 2005. The Company now has a solid sales and marketing effort and operates its own production line out of our new operations center in Dallas, Texas. In 2005 the Company added to its strong technology base through the acquisition of the assets of Global Appliance Technologies to continue to enhance our future product development capabilities. In 2005 the Company unveiled a working prototype of its first remarkable residential speed cook oven and was able to attract senior and experienced managers to our residential oven program. Assuming OvenWorks, LLLP, our majority stockholder, distributes its shares of our common stock to its limited partners, our executive officers collectively beneficially own approximately 17% of our common stock, based on shares outstanding at March 1, 2006 strongly aligning their interests with those of other stockholders.

Our Technologies

Speed cook technologies combine various heat transfer technologies, such as hot air convection, air impingement, induction and microwave energy, to cook food significantly faster than traditional heating methods. Our research and development team works continuously to design and test new combinations of these and other cooking methods, and our speed cook technologies are the primary subject of our more than 250 issued patents and patent applications worldwide. Through our acquisition of Enersyst Development Center, LLC (“Enersyst”) in 2004, we brought in an experienced group of engineer/inventors and succeeded to their long history of impingement conveyor oven technology that is used widely in the industry today. Through our more recent acquisition in 2005 of the technologies and engineering expertise of Global Appliance Technologies (“Global”), we have expanded our ownership of core speed cook technology that will help us to continue to define speed cook technology applications today and for the future.

The core of the speed cook technology used in our currently-available commercial ovens is a proprietary combination of high-speed forced air convection and microwave energy or high-speed forced air convection alone. In our C-3 and Tornado models, a smooth-flowing field of heated air is circulated within the oven at speeds of up to 60 miles per hour to wrap the surface of food in a fast-moving shroud of hot air, while the food simultaneously is cooked with precisely controlled bursts of microwave energy. This system creates a unique set of temperature- and moisture-control conditions within the food that preserves and enhances flavor. Our High h Batch oven uses our air impingement cooking system — specially-placed nozzles that force high-velocity jets of heated air from above and below the food product to produce faster and more consistent cooking than conventional methods, but without microwave. We are applying a combination of these same technologies to our residential oven product. All of our commercially available ovens and the residential oven design include our patented system of scrubbing the circulating air using a catalytic converter. Heated air is circulated through the internal catalytic converter, instead of being vented outside the unit, as with a conventional oven, resulting in a ventless system. Our ovens employ this technology to cook food at high speeds with food quality we believe to be comparable, and in many instances superior, to both conventional methods and other speed cook methods.

Our commercial ovens employ a proprietary operating system, which incorporates our patented layered logic system of user controls. This system allows for step-by-step, intuitive operation of the ovens via a digital touchpad, enabling users to easily specify one of up to as many as 128 previously saved cooking profiles. These memorized settings allow operators of varying culinary skill levels to easily cook a variety of menu items in a consistent, high quality manner. In addition, our operating system allows users to create and save their own custom cooking settings. This system also tracks and records selected cooking data, allowing a commercial operator to review cook times, production volume and other characteristics. Our commercial ovens also incorporate our Menu-in-a-Minute technology, which offers users the ability to download additional menu selections and cooking cycles for their ovens through the use of a computer chip card. Menu-in-a-Minute technology enables foodservice chains to make changes to their menus and program new cook settings centrally, allowing these changes to be implemented quickly, consistently and cost-efficiently throughout an entire chain.

Some of our air impingement cooking system technologies, including those that employ a proprietary combination of air impingement and microwave energy, are the subject of licenses to third parties. In addition to these commercially-available technologies, we also have developed other proprietary speed cook technologies, incorporating various combinations of hot air convection, air impingement, microwave energy and other heating methods. We continue to work towards refining and developing these technologies and to explore ways in which they can be used for commercial and residential applications.

Our Products and Services

Our Commercial Ovens

We have three primary commercial oven models, our C3, Tornado and High h Batch ovens:

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

•
certified by Underwriter’s Laboratory (UL®) to be operated in a ventless environment, the C3 does not require a hood, ventilation or a fire suppression system. Its preprogrammed, digital touchpad makes operation and training simple for any operator or chef.

•
The TurboChef Tornado. Our Tornado oven has many of the same operational benefits as our C3, but is specifically designed to cook, toast and brown sandwiches, pizzas, appetizers and similar food products. The Tornado combines our patented ventless speed cook technology with a conventional wire baking rack and independently-controlled infrared browning element to cook up to 12 times faster than conventional methods with food quality that we believe to be comparable or superior to that of traditional cooking. Like the C3, the Tornado is UL certified to be operated in a ventless environment. We believe the Subway system’s adoption of the Tornado as its exclusive speed cook oven validates the oven and its underlying technologies. While the bulk of our sales of Tornado ovens have gone to the Subway franchise system, in 2005 we began selling this model to other commercial customers.

•
The TurboChef High h Batch. Our most recently introduced commercial oven is the High h Batch oven. We applied breakthrough impingement technology in a batch oven as an efficient alternative to currently-marketed commercial small conveyor ovens. The High h Batch oven also includes our patented ventless technology and bakes, browns and toasts with speeds up to twice that of tabletop conveyors and five times the speed of conventional equipment. This model utilizes heated air only with no microwave, and it is particularly suited for fresh dough pizzas, pasta entrees and appetizers, and raw dough and batter-based baked goods, and it can accommodate a full ½ sheet pan.

We assemble our commercial ovens in our own assembly line at our facilities in Dallas, Texas, from parts and components sourced commercially. We maintain relationships with third-party assemblers who can augment our production capabilities as demand requires.

Performance Characteristics of Our Commercial Ovens

We believe the key performance characteristics of our C3, Tornado and High h Batch ovens provide a unique value proposition to our customers. These key performance characteristics include:

•
Speed. Our C3 and Tornado ovens cook up to 10 and 12 times faster, respectively, than conventional ovens, and each are capable of cooking diverse items together or consecutively with no lag time. This capability results in significantly increased food throughput for users of our ovens. Our High h Batch oven, applying an advanced version of the heated air impingement technology commonly found in conveyor ovens, but in a batch configuration in our oven, can double the speed of tabletop conveyor cooking, and it can cook up to 5 times as fast as a conventional oven.

•
Quality and Versatility. We believe that our ovens produce food that is comparable, and in many cases superior, in quality to conventional and other speed cook methods. Additionally, our ovens are able to bake, brown, broil or roast, allowing them to be used in a broad spectrum of venues, including fine dining establishments, quick-service restaurants, hotels, movie theaters, concessions, convenience stores, coffee shops and bakeries.

•
Ventless Cooking. During the cooking process, air in our speed cook ovens is circulated through an air-scrubbing catalytic converter that breaks down fume and grease by-products of food, enabling the ovens to operate without venting these by-products into the air. This ventless system eliminates the need for commercial kitchen hood systems, allows our ovens to be installed in almost any location, and significantly reduces flavor transfer and odor transfer between different products cooked together or consecutively in the oven.

•
Ease of Use. Our layered logic operating system allows for step-by-step, intuitive operation of our ovens via a digital touchpad, allowing users to easily specify one of up to as many as 128 pre-preprogrammed cooking profiles, depending on the oven model. These memorized settings allow operators of varying culinary skill levels to easily cook a variety of menu items in a consistent, high quality manner. In addition, our operating system allows users to program their own custom cook settings. Our Menu-in-a-Minute technology allows users to download menu selections and cooking cycles for their ovens. This technology enables foodservice chains to make changes to their menus and program new cook settings centrally, allowing these changes to be implemented quickly, consistently and cost-efficiently throughout an entire chain.

Future Oven Products

We continue to develop new technologies and augment our existing technologies, and we are in various stages of development of new commercial ovens based on these technologies. Additionally, we have demonstrated a prototype oven for the premium segment of the residential oven market that incorporates our state-of-the-art speed cook technology. We expect to introduce our residential ovens to the market during 2006.

Our residential product offering will incorporate our commercially successful heated air impingement technology coupled with microwave pulses for superior cooking speed and finished food quality. The first product launch will be a double wall oven configuration incorporating a unique styling and advanced, user-friendly operating system.

Licensing and Technologies

Certain of our patented technologies gained through acquisitions in 2004 and 2005 are the subject of exclusive or non-exclusive licenses to third parties who have produced, and may continue to produce, commercial and residential ovens based on our technologies. Although we do not intend to continue to actively seek licensees for our technologies, these existing licenses will continue to provide a source of revenue for us until they expire or are terminated.

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

Penetrate Top Foodservice Chains

Our national sales organization is actively engaged in discussions or negotiations with, or our ovens are in various stages of testing by, more than 30 of the top 100 foodservice chains. Based on the experience we gained from our relationship with the Subway system, we believe that we have the capability to provide customized cooking solutions and to manage the large-scale product roll-outs necessary to meet the needs of large foodservice chains. We intend to build upon the success of our relationship with the Subway system to market our integrated product and service offerings to these potential customers. Our ovens offer these large foodservice chains a high-quality, cost-efficient and easy-to-use alternative cooking method that can increase volume and revenue through faster preparation of existing menu items. Additionally, the space-conserving and ventless operation of our ovens will allow these foodservice chains to enhance or expand their existing menus, and will permit those with limited or cold food offerings to offer new heated or toasted food items. We believe that the enhanced or new food offerings facilitated by our ovens can help these chains increase same store sales by producing new sources of revenue.

Enter Residential Oven Market

We intend to use our state-of-the-art speed cook technologies, our experience and success in the commercial cooking equipment market and our product marketing expertise to enter the residential oven market. We estimate that the domestic market for residential ovens is approximately $3.7 billion annually, and the global market is approximately $15.0 billion annually. Consumers continue to demand higher levels of quality and functionality in their kitchen appliances, and are willing to pay a premium for them, resulting in a significant rise in restaurant-caliber kitchen appliances being purchased for home use in recent years. In addition, consumers value the ability to shorten food preparation time in today’s increasingly busy society. In order to capitalize on these trends, we have demonstrated a prototype double wall oven which we intend to introduce to the premium segment of the residential oven market in 2006 at a price point that we believe will be appropriate for that market. We also are working to develop an appropriate distribution network and marketing campaign for the residential oven market and a customer support infrastructure to meet the anticipated demands of residential customers.

Further Develop Our Commercial Product Portfolio and Proprietary Technologies

We continue to work on developing new commercial products and technologies to augment our existing portfolio of products and proprietary technologies. Our staff of experienced research engineers includes several of the original developers of speed cook technology, with an average of over 20 years of experience in speed cooking. By acquiring Enersyst and the technologies and expertise of Global Appliance Technologies and combining their respective proprietary technologies with our existing intellectual property portfolio, we believe we are better positioned to develop the most technologically advanced speed cook products. We currently have a number of potential new products or innovations at various stages of development that utilize a variety of speed cook technologies.

Leverage Our Global Distribution Network

In addition to supporting our marketing efforts with top foodservice chains, we believe that our global network of manufacturer’s representatives and equipment distributors can provide new business opportunities from their relationships with potential customers. While we will continue to handle our sales efforts to major foodservice chains through our senior executives and corporate level sales staff, we will also continue to rely on our distribution partners to service the remainder of the over 800,000 potential domestic foodservice venues that make up the commercial market for speed cook products, including approximately 250,000 quick-service restaurant locations, 240,000 full-service restaurant locations, 55,000 hotels and resorts, and other venues such as convenience stores, coffee shops, limited-service hotels, movie theaters, and bars and taverns. Our global network of representatives and distributors gives us increased access to the potential customers operating these venues, including smaller foodservice operators and operators of venues that are less efficient to target with company-level sales efforts.

Provide High-Quality Customer Service and Support

We believe that providing high-quality customer service and support gives us a competitive advantage and is an important element of our business strategy. Our experience has shown that our customers value the ongoing service that we provide beyond the point of purchase. To that end, we have developed an extensive service network for commercial customers that utilizes modern call center technologies, highly-trained service representatives and certified third-party technicians. We expect our high service standards to enhance our marketing efforts with new customers and to result in both positive word-of-mouth referrals and repeat business from our existing customers.

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

Pursue Strategic Alliances and Acquisitions

We intend to consider strategic alliances and continue to selectively pursue acquisitions in order to, among other things, increase our sales, marketing and distribution capabilities and augment our technologies. Management has had significant experience in successfully identifying, executing and implementing strategic acquisitions in other industries and believes it can leverage that experience in the commercial cooking equipment market and residential oven market. For example, in May 2004, we acquired Enersyst and its technologies which significantly expanded our research and development capabilities, positioning us well to continue to develop technologically advanced speed cook products. In September 2005 we acquired the technologies of Global, including innovative approaches to speed cooking, and augmented our engineering team with Global personnel as well.

Sales and Marketing

Sales

Currently, we focus on sales of our products to commercial foodservice operators. Our relationships with major foodservice chains typically are developed and maintained through an integrated effort of senior executives and corporate level sales management to best service these customers’ needs. To target other potential customers, we also have in place a three-tiered global sales and marketing network consisting of our internal corporate-level sales team, our external network of manufacturer’s representatives and foodservice equipment distributors, and those representatives’ and distributors’ sales personnel. We look for strategic marketing alliances with third parties, particularly food manufacturers, who have established relationships with mutual prospective customers. We utilize customer relationship management software applications that provide our sales force with tools for lead tracking, customer base forecasting and sales forecasting. Our primary sales office is located in Dallas, Texas.

Our corporate-level sales and marketing staff consists of 25 employees, including nine regional directors, five of whom are each responsible for a different domestic region, and one each in Europe, Europe & Middle East, Asia/Pacific and Latin America. Each of our regional directors manages a network of manufacturer’s representatives and foodservice equipment distributors within his region. Currently, our domestic regional directors manage a total of 25 manufacturer’s representatives and equipment distributors, and our European regional directors manage 43 different non-exclusive foodservice equipment distributors. In turn, each manufacturer’s representative and equipment distributor employs its own force of individual sales representatives. Currently, our manufacturer’s representatives and equipment distributors engage approximately 213 sales representatives globally.

All members of our direct sales force, as well as selected representatives from our domestic manufacturer’s representatives and our international foodservice equipment distributors receive extensive training in the operation and service of our ovens and education in the overall benefits of our ovens through attendance at an intensive two- or three-day session. We have held these sessions in the U.S., Europe and Singapore, to reflect our strong commitment to making this training available to our representatives. Attendees of these programs see our ovens operate in a full spectrum of venues and are instructed on the numerous ways that our ovens can efficiently and cost-effectively provide high quality, speed cook alternatives to our potential customers. We believe that a sales force that is highly knowledgeable about our ovens and service offerings will be more effective in targeting its sales efforts to our various potential customers.

Marketing

We are committed to developing a strong, consistent brand identity for TurboChef. Through our marketing program, we will continue to educate the commercial, and we have begun to educate the residential, markets about the benefits of speed cooking and our position as a global leader in speed cook equipment, technology and services. To that end, we are committed to seeking opportunities for media and public relations exposure, including advertising in trade magazines, developing our website, and engaging in targeted print and electronic mail campaigns. In addition, we brand our oven products with the TurboChef name, and we will use the TurboChef name in connection with all trade shows, seminars and other expositions. We also recognize that providing potential customers with a first-hand experience of speed cooking is an important part of educating the market about speed cooking and the capabilities of our products. Therefore, we attend numerous trade shows and seek other opportunities to conduct demonstrations of our speed cook technologies. Our participation at trade shows allows us to market to other industry professionals, including equipment distributors, foodservice equipment manufacturers and foodservice industry consultants.

Research and Development

We believe that one of our competitive strengths is our highly capable research and development staff, which includes 18 of our 158 employees, with significant experience in the industry. Our research and development staff has a proven history of developing leading technological innovations in the foodservice industry.

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

Our Customers

Our commercial ovens are used by a diverse base of foodservice operators, including quick-service and full-service restaurants, hotels, concessions, coffee shops and convenience stores. While we often sell directly to operators in the foodservice industry, many of our sales are made through foodservice distributors, equipment dealers and foodservice industry consultants. We also license certain of our proprietary technology to foodservice equipment manufacturers.

In addition to the Subway system, some of the users of our ovens include:

Hotels and Resorts	Hilton Hotels Corporation Starwood Hotels & Resorts Worldwide, Inc.
Foodservice and Concessions	Compass Group HMS Host Corporation
Movie Theaters	Loews Cineplex Entertainment Corporation
Theme Parks	The Walt Disney Company
Stadiums	Lambeau Field (Green Bay, Wisconsin) Petco Park (San Diego, California)

Subway Relationship

In 2004 we were named the exclusive supplier of speed cook ovens to Subway franchise restaurants worldwide to support its toasted sandwich initiative. In 2005 we completed delivery of Tornado ovens to almost all Subway locations in the initial rollout. To support Subway’s highly successful toasted menu items, we continue to provide our speed cook ovens to the Subway system, both domestically and internationally, as new locations are opened and as existing franchisees purchase second units. According to Subway’s website, there are over 25,000 Subway locations in 83 countries worldwide and we anticipate the Subway concept to continue for 2006 with the growth that it has shown in recent years - more than 2,000 new locations.

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

We have established a three-tiered service network to provide what we believe to be the fastest response time in our industry. At the corporate level, our 32-person customer service staff is responsible for overseeing our customer service and support functions. Our customer service staff manages a network of over 200 independent service organizations throughout the United States and Canada, who in turn supervise approximately 3,000 employed or affiliated service technicians. Through this network we provide live response seven days a week.

We generally provide purchasers a one-year limited warranty covering each oven’s workmanship and materials, during which period we or one of our authorized service representatives will make repairs and replace defective parts. Components furnished to us by our suppliers and manufacturers are generally covered by a one-year limited warranty, and contract manufacturers furnish a limited warranty for any of their manufacturing or assembly defects. In addition, we have incorporated a state-of-the-art online customer service program to manage service requests and to assist our service partners and customers. Service calls are entered into the system, where they are processed and ultimately assigned to our authorized service representatives, if an on-site visit is required. The system tracks all aspects of the service relationship, including call time to response time, and allows us to have real-time access to the status of all service calls. The system also allows our customers real-time online access to track the status of service calls and parts orders and allows our service partners to order replacement parts and view part specifications.

Intellectual Property

The growth, protection and maintenance of our intellectual property portfolio, especially our patent portfolio, are important to our business. Including acquired portfolios of Enersyst and Global, we have more than 250 issued patents and patent applications worldwide, primarily covering our speed cook technologies. We believe that, in breadth and scope, our patent portfolio is larger than that of any competitor in the speed cook sector of the commercial cooking equipment market, which we believe gives us a competitive advantage in our market. Our patents cover the fundamental aspects of our speed cook technologies, and we have issued patents and pending patent applications in over 25 countries (including the United States, Japan and various countries of the European Union). Our currently issued United States patents will expire at various dates between 2006 and 2020.

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

Our Industry

Commercial Cooking Equipment Market

According to the 2002 Size and Shape of the Industry Study conducted by the North American Association of Food Equipment Manufacturers (“NAFEM”), the North American market for commercial primary cooking equipment (including ovens, broilers, grills, toasters, and fryers) is approximately $1.5 billion annually. The oven component of this market is approximately $600 million annually. NAFEM estimates that the annual global market for commercial primary cooking equipment is 2.5 to 2.8 times the North American market, or approximately $4.0 billion. This market is driven in large part by the trends and growth of the restaurant foodservice industry. The National Restaurant Association (“NRA”) estimates that domestic restaurant industry sales will reach $440 billion in 2004, an increase of 4.4% over 2003, marking the 13thconsecutive year of real sales growth for the restaurant industry. The NRA defines the restaurant industry as all meals and snacks prepared away from home (including all takeout meals and beverages), and includes both commercial and institutional foodservice providers. Over the past 20 years, the restaurant industry has grown at a compound annual growth rate of 5.1%. According to the NRA, sales at full-service restaurants are projected to reach $158 billion in 2004, and sales at quick-service restaurants are projected to reach $124 billion in 2004. It is estimated that there are nearly 500,000 full-service and quick-service restaurant locations in the U.S. The balance of the restaurant industry consists of operations where food is not the primary source of the operation’s revenues, including convenience stores, lodging places, coffee shops, bars and taverns, recreation venues (such as movie theaters) and other institutions (such as military and educational facilities). It is estimated that there are between 300,000 and 400,000 such locations in the U.S.

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

In addition, we believe that speed cook technology is further expanding the market for primary cooking equipment beyond domestic full-service and quick-service restaurants to include other domestic foodservice venues such as convenience stores, coffee shops, bars and taverns, stadiums, schools and movie theaters. These other establishments now have the option to expand their food selection to encompass foods that previously took too long to cook for their time-constrained customers, and foods that were previously cooked in a conventional microwave oven at the expense of the food’s optimal flavor. Our speed cook ovens offer these other operations a cooking platform that provides an additional revenue source while requiring little, if any, additional investment in kitchen infrastructure, staff or training.

Residential Oven Market

We believe that the residential oven market represents a large, untapped opportunity for our business. According to industry sources, the domestic oven market (excluding microwaves) is approximately $3.7 billion annually, representing approximately 8.0 million units. The global market for residential ovens is approximately $15.0 billion.

The domestic market for premium residential ovens has been growing at a rate faster than the overall residential oven market, which growth is driven by several trends, including:

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

Our principal methods of competing in the commercial cooking equipment market are through our product performance, our research and development capabilities and our service and warranty offerings. We do not believe there has been a significant introduction into the marketplace of any competitive products which are functionally equivalent to our cooking system (i.e., products that have the same capabilities to cook a variety of food items to the same high quality standards and at comparable speeds). Among our major competitors in the commercial cooking equipment market are:

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

Residential Oven Market

Although we currently do not sell a residential speed cook oven, we have demonstrated a prototype residential oven and plan to enter the residential oven market. Competition is growing in the emerging residential speed cook sector of the residential oven market. However, we do not believe there are any speed cook products currently being sold in the residential oven market that possess the same combination of speed and quality as our prototype residential speed cook oven.

Certain companies have introduced speed cook residential ovens, including the General Electric Advantium® and Trivection® ovens (utilizing microwave and halogen light technology), the Whirlpool g2microvenTM SpeedCook Appliance (utilizing convection, microwave and halogen light technology) and the Amana LightwaveTM (utilizing microwave and infrared light technology).

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

Employees

As of March 1, 2006, we employed 158 persons, including personnel providing technological support and development, manufacturing, sales, marketing, customer service, and finance and administration support. None of our employees are represented by labor unions. We consider relations with our employees to be good.

Available Information

We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet address is www.turbochef.com.

Item 1A.   Risk Factors

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

We had net losses applicable to common stockholders of $27.1 million for the fiscal year ended December 31, 2003. Although we were profitable during the fiscal year ended December 31, 2004, we had net losses applicable to common stockholders of $28.2 million for the fiscal year ended December 31, 2005, and our accumulated deficit as of that date was $80.4 million. Our future results will be affected by our ability to increase our Subway and non-Subway revenue in spite of price increases, reduce our product warranty charges and manage costs related to the residential product launch.  We can provide no assurance that our future operations will be profitable.

We have depended, and will continue to depend, upon one customer for a material portion of our revenues, and if such customer significantly reduces its purchases of our ovens, our revenues would decrease and our financial performance would decline.

In March 2004, we were chosen to be the exclusive supplier of speed cook ovens to Subway franchise restaurants worldwide. Although the roll-out to existing Subway franchisees is substantially completed, we expect that sales to Subway franchisees will continue to constitute a significant portion of our revenues in the future as new Subway restaurants receive our ovens and existing restaurants purchase additional ovens. Our agreement with the Subway system does not specify a number of ovens that Subway franchisees must purchase in the future. If Subway franchisees discontinue or significantly reduce their purchases of our ovens, our revenues would decrease and our financial performance would decline.

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

A customer's decision to purchase our commercial ovens often involves a lengthy evaluation and product qualification process, and selling our commercial ovens often requires us to educate potential customers about the uses and benefits of our speed cook technology and services. In addition, the integration of our ovens into a customer's business is often a company-wide initiative, which can include the development of new menus and food products and the launch of new marketing and advertising campaigns. These factors have made the sales cycles for our commercial ovens long, ranging from a few months to several years, making it difficult for us to predict when sales to potential customers may occur.

We may not be able to disclose the identity of our customers or potential customers and their oven orders.

We may not be able to disclose the identity of our existing and potential customers or any information about their plans for our products. Companies in the competitive restaurant and food service industry are secretive about their plans for new food concepts and expansion of menu items, and they usually do not approve of vendors disclosing information about equipment tests, orders or purchases that directly or indirectly expose their plans. Many also require that we enter into non-disclosure agreements prohibiting us from disclosing such information. We have an obligation to our stockholders not to risk the loss of new business because of our premature disclosure of the plans of our customers or potential customers against their wishes or in violation of our contractual commitments. Our inability to disclose this information could have a negative effect on the price of our common stock.

Because the market for our commercial ovens is an emerging sector of the commercial cooking equipment market, we will be required to undertake significant marketing efforts to achieve market acceptance, the success of which we cannot predict.

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

Although this new line of business is closely related to our commercial oven business, there can be no assurance that we will be able to successfully enter this market. We expect to devote considerable resources and expenditures to this new line of business, and we cannot assure you that we will be able to successfully commercialize and bring to market our residential ovens. If we cannot successfully bring to market our residential ovens, our financial performance may suffer and our business may be harmed.

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

Both the speed cook sector of the commercial cooking equipment market and the residential oven market are characterized by intense competition. We compete, and will in the future compete, with numerous well-established manufacturers and suppliers of commercial and residential ovens, including manufacturers and suppliers whose ovens have been developed under licenses of our proprietary speed cook technologies. We also are aware of others who are developing, and in some cases have introduced, new ovens based on other speed cook methods and technologies. There can be no assurance that other companies do not have or are not currently developing functionally equivalent products, or that functionally equivalent products will not become available in the near future. In addition, there can be no assurance that the products that we develop will be functionally superior to, or gain more commercial acceptance than, products currently being produced by third parties who have exclusive licenses to some of our proprietary technologies. Most of our competitors possess substantially greater financial, marketing, personnel and other resources than we do, and have established reputations relating to product design, development, manufacture, brand recognition, marketing and service of cooking equipment.

The use of outsourced manufacturing subjects us to potential disruptions in product supply and other potential adverse effects.

We do not maintain supply agreements with third parties for raw materials or components. Instead, we purchase these items pursuant to purchase orders in the ordinary course of business. We attempt to maintain multiple sources of supply for these items, but some of the specially-designed components used in our ovens are sourced from a limited number of suppliers. We may utilize contract manufacturers to fabricate components and assemble our residential oven, and we may outsource fabrication and assembly of ovens, parts or components to foreign operations.

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

Outsourcing operations to foreign countries also subjects us to various risks inherent in foreign manufacturing, including increased credit risks, tariffs, duties and other trade barriers, fluctuations in foreign currency exchange rates, shipping delays, acts of terrorism and international political, regulatory and economic developments. Any of these risks could increase our costs of goods, interrupt our operations or have a significant impact on our foreign manufacturer's ability to deliver our products.

We may need additional capital to finance growth and to execute our business plan, and we may be unable to obtain additional capital under terms acceptable to us or at all.

Our capital requirements in connection with the execution of our business plan, including our marketing and sales efforts, continuing commercial and residential product development and working capital needs, are expected to be significant for the foreseeable future. In addition, unanticipated events could cause our revenues to be lower and our costs to be higher than expected, resulting in the need for additional capital. Historically, cash generated from our operations was not sufficient to fund our capital requirements, and we relied upon proceeds from sales of our securities to fund our operations. We currently do not have a credit facility with a bank or other lending institution. While we believe that our present capital provides us the ability to execute our business plan, we cannot make assurances in this regard. Further, if we do not have sufficient funds available, or are unable to obtain capital necessary to meet our future requirements, we may be unable to fund the research, development and sale of ovens, and we may have to delay or abandon one or more aspects of our business plan, any of which could harm our business.

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

The market price of our common stock has been volatile and difficult to predict and may continue to be volatile and difficult to predict.

The market price of our common stock has been volatile in the past and may continue to be volatile in the future. The market price of our common stock will be affected by, among other things:

•	variations in quarterly operating results;
•	potential initiation and subsequent changes in financial estimates by securities analysts;
•	changes in general conditions in the economy or the financial markets;
•	changes in accounting standards, policies or interpretations;
•	other developments affecting us, our industry, clients or competitors; and
•	the operating and stock price performance of companies that investors deem comparable to us.

Any of these factors could have a negative effect on the price of our common stock on the Nasdaq Stock Market, make it difficult to predict the market price for our common stock and cause the value of your investment to decline.

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

Many of our senior executive officers have limited prior experience in our industry.

Many of our senior executive officers have limited experience in operating a business in our industry, and there is no guarantee that these persons will fully develop the necessary expertise to successfully execute our business plan. The failure of these senior executive officers to fully develop this expertise would have a significant impact on our ability to compete in this industry and to operate our business effectively.

Our Chairman controls a significant interest in our common stock and may cause the shares to be voted in ways with which you may disagree.

As of March 1, 2006, OvenWorks, LLLP owns, of record, 7,203,156 shares of our common stock, representing approximately 25%. of our outstanding common stock. The sole general partner of OvenWorks is Oven Management, Inc. Richard E. Perlman, our Chairman, is the sole stockholder, sole director and President of Oven Management, Inc. and also is a limited partner of OvenWorks. OvenWorks will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in control of us even if beneficial to our stockholders.

The exercise of options or warrants will result in dilution to you.

At March 1, 2006, 3.5 million shares of our common stock were subject to issuance upon exercise of outstanding stock options, and 163,000 shares of our common stock were subject to issuance upon exercise of outstanding warrants. Your ownership will be diluted by the exercise of any of these outstanding stock options and warrants.

We may not realize the potential benefit of our patents, trademarks and other intellectual property.

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

We are engaged in arbitration proceedings with Maytag Corporation relating to certain sales of our ovens manufactured by Maytag. Maytag has claimed damages in excess of $1.3 million, and we have counterclaims of a similar amount. Maytag has also alleged that we publicized false and misleading statements about Maytag's use of our intellectual property in its residential appliances in a January 2002 press release and in certain other unidentified statements, and has asserted claims in litigation that we caused false advertising with respect to Maytag's goods and services, that we intentionally interfered with Maytag's prospective business, that we defamed Maytag and that we unfairly competed with Maytag. The outcomes of these proceedings are uncertain, and an unfavorable outcome would have an adverse effect on our operating results and future operations.

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

Item 2.   Properties

We own no real estate. We currently lease one facility in Dallas, Texas, one in Atlanta, Georgia, and one in New York City, New York. In Dallas, we occupy approximately 61,000 square feet of space at 4240 International Parkway, which we use for administrative and sales offices, technology development, product assembly and distribution and other purposes. The lease agreement for this property provides for annual base rental of approximately $600,000 and will terminate in 2012.

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

Item 3.   Legal Proceedings

Maytag Corporation

We filed for arbitration against Maytag Corporation in Dallas, Texas, on February 2, 2001, in connection with a series of contracts for research, development and commercialization of certain technology through a joint, strategic relationship. Hearings before the panel took place during 2005, with the final hearing on October 4, 2005. On March 1, 2006 the panel issued its decision in which it denied all monetary damage and other claims by both parties, except it did order Maytag to assign a fifty-percent interest to TurboChef in ten U.S. patents issued to Maytag.

In May 2002, Maytag filed a complaint in Iowa federal court seeking, among other things, to require that two of our claims originally filed and pending in the Texas arbitration be decided only in a separate arbitration proceeding in Boston, Massachusetts. Maytag’s complaint in the Iowa proceeding also alleges that in a January 2002 press release (and in certain other unidentified statements) we publicized false and misleading statements about Maytag’s use of our intellectual property in its residential appliances. Based upon this allegation, Maytag asserts claims that we caused false advertising with respect to Maytag’s goods and services, that we have intentionally interfered with Maytag’s prospective business, that we have defamed Maytag and that we have unfairly competed with Maytag. Magtag’s complaint in the Iowa proceeding does not specify the dollar amount of damages sought. In July 2002, we filed a motion to dismiss the Maytag complaint or, in the alternative, stay the Iowa proceeding pending resolution of the Texas arbitration. In addition, on December 23, 2002, the Federal Court issued an order staying indefinitely the remainder of Maytag’s claims in the Iowa proceeding, pending the final resolution of the Texas arbitration.

Maytag has also initiated arbitration against us in Boston, claiming damages in excess of $1.3 million for failure to pay for ovens. Our financial statements include accounts payable of approximately $1.4 million in connection with this claim. We have filed a counterclaim alleging that Maytag breached its warranty and committed fraud and that we have been damaged in an amount in excess of $1.5 million. We believe that these claims by Maytag are without merit, and we intend to vigorously defend against Maytag’s allegations. We have agreed to a scheduling order with Maytag that contemplates a hearing in the Boston arbitration sometime after the hearing on the Texas arbitration, which occurred in 2005.

Duke Manufacturing Co.

On January 26, 2005, Duke Manufacturing Co. filed a complaint against TurboChef in federal district court in St. Louis, Missouri, but we were never served. The complaint sought a declaration that Duke’s speed cook oven products do not violate two of our patents relating to the use of catalytic converters, and that those patents are invalid. Duke voluntarily dismissed its complaint in March 2005.

Food Automation-Service Techniques, Inc.

On August 8, 2005, Technology Licensing Corporation and Food Automation-Service Techniques, Inc. (“FAST”) filed suit against TurboChef in Federal District Court in Connecticut alleging infringement by the company’s three commercial oven products of U.S. Patent No. 4,920,948. FAST sought unspecified damages, injunction, attorneys’ fees and costs. In its press release of September 9, 2005, FAST claimed it was seeking damages that could exceed $30 million. TurboChef filed its answer on August 30, 2005, among other things, denying any infringement. Management believes that these claims are without merit and vigorously defended itself. The parties reached agreement to settle the lawsuit effective as of February 21, 2006.

We also are party to other legal proceedings that have arisen in the ordinary course of our business, but we believe an unfavorable outcome of which would not have a material adverse affect on our operating results or future operations.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

On June 20, 2005, our common stock commenced trading on the NASDAQ National Market under the symbol “OVEN.” From November 2, 2004 until June 20, 2005 our common stock traded on the American Stock Exchange under the trading symbol “TCF”. In 2004 prior to the AMEX listing, our common stock traded in the over-the-counter market. The table below sets forth the high and low sales prices for our common stock for the periods indicated, as reported by NASDAQ or the American Stock Exchange or quoted through the OTC Bulletin Board. The per share quotations for the periods in which our common stock was traded in the over-the-counter market represent inter-dealer prices without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. All sales prices have been adjusted retroactively to reflect the one-for-three reverse stock split completed December 27, 2004.

	Price Range of Common Stock

Period	High	Low
Year Ended December 31, 2004

First Quarter	$15.81	$9.00
Second Quarter	14.85	8.55
Third Quarter	14.76	11.10
Fourth Quarter	27.45	12.57

Year Ended December 31, 2005

First Quarter	$22.98	$13.55
Second Quarter	20.01	9.85
Third Quarter	19.60	14.45
Fourth Quarter	15.80	12.00

On December 27, 2004, we combined our outstanding shares in a one-for-three reverse stock split. Any holder who otherwise would have held a fractional share as a result of the reverse split instead only held a right to be paid a cash amount for that fraction. We paid approximately $1,400 in exchange for fractional share rights.

The number of record holders of our common stock as of March 1, 2006 was 146 (excluding individual participants in nominee security position listings).

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

Equity Compensation Plan Table

See Item 12 in Part III.

Item 6.   Selected Financial Data

The following selected financial data as of December 31, 2005 and 2004, and for each of the fiscal years ended December 31, 2005, 2004 and 2003 has been derived from the Company's audited financial statements, and should be read in conjunction with those statements, which are included in this Form 10-K. The following selected financial data as of December 31, 2003, 2002 and 2001, and for each of the fiscal years ended December 31, 2002 and 2001, has been derived from the Company's audited financial statements, and should be read in conjunction with those statements, which are not included in this Form 10-K. The selected financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto which are included elsewhere in this Form 10-K.

	Year Ended December 31,
	2005(1)	2004(2)	2003	2002	2001
	(In thousands except share and per share data)
Statements of Operations Data:
Revenues	$52,249	$70,894	$3,690	$5,655	$3,230
Costs and expenses:
Cost of product sales	43,532	44,047	1,946	3,474	1,592
Research and development expenses	4,307	1,202	897	413	774
Purchased research and development (1)	6,285	--	--	--	--
Selling, general and administrative expenses	27,483	15,826	6,523	8,481	6,890
Compensation and severance expenses related to termination of former officers and directors	--	--	7,585	--	--
Total costs and expenses	81,607	61,075	16,951	12,368	9,256

Operating (loss) income	(29,358)	9,819	(13,261)	(6,713)	(6,026)
Interest expense (3)	(256)	(8)	(1,105)	(226)	(195)
Interest and other income, net	1,460	169	17	255	190
Total other income (expense)	1,204	161	(1,088)	29	(5)
(Loss) income before taxes	(28,154)	9,980	(14,349)	(6,684)	(6,031)
Provision for income taxes	--	301	--	--	--
Net (loss) income	(28,154)	9,679	(14,349)	(6,684)	(6,031)
Preferred stock dividends	--	--	(195)	(270)	(305)
Beneficial conversion feature of preferred stock (4)	--	--	(12,605)	--	(380)
Net (loss) income applicable to common stockholders	$(28,154)	$9,679	$(27,149)	$(6,954)	$(6,716)

Net (loss) income per share applicable to common stockholders:
Basic	$(1.00)	$0.79	$(3.99)	$(1.10)	$(1.24)
Diluted	(1.00)	0.37	(3.99)	(1.10)	(1.24)

Weighted Average Number of Shares Outstanding:
Basic	28,034,103	12,256,686	6,797,575	6,301,236	5,402,269
Diluted	28,034,103	26,142,101	6,797,575	6,301,236	5,402,269

	As of December 31,
	2005	2004(2)	2003	2002	2001
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$40,098	$12,942	$8,890	$629	$4,498

Working capital (deficit)	43,745	17,399	(5,685)	(1,567)	4,485

Total assets	86,067	50,756	11,420	5,387	8,672

Total liabilities, including mezzanine equity (4)	21,295	16,977	18,155	6,646	3,645

Accumulated deficit	(80,431)	(52,277)	(61,956)	(47,412)	(40,458)

Total stockholders' equity (deficit)	64,772	33,779	(6,735)	(1,259)	5,027

(1)
During the year ended December 31, 2005, we purchased the patents and technology assets of Global Appliance Technologies, Inc. (Global). Approximately $6.3 million of the purchase price was allocated to purchased research and development.

(2)
During the year ended December 31, 2004, we completed the acquisition of Enersyst Development Center, L.L.C. in a transaction accounted for as a purchase. The results of operations of Enersyst have been included in our consolidated results of operations since the May 21, 2004 purchase date.

(3)	Amount for 2003 primarily represents $1.1 million of debt extinguishment costs incurred in 2003.
(4)
During 2003, we incurred a one-time, non-cash charge of $12.6 million to record a deemed dividend in recognition of the beneficial conversion feature intrinsic in the terms of our Series D Convertible Preferred Stock. The Series D Convertible Preferred was considered redeemable until July 19, 2004 when shareholders approved an amendment to increase the number of authorized shares of our common stock to 100,000,000 and a sufficient number of shares of common stock were subsequently reserved to permit the conversion of all outstanding shares of our Series D Convertible Preferred Stock into shares of common stock. As of October 28, 2004, all shares of Series D Convertible Preferred Stock had been converted to shares of common stock.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

TurboChef Technologies, Inc. is a leading provider of equipment, technology and services focused on the high-speed preparation of food products for the speed cook sector of the commercial cooking equipment market. Our user-friendly speed cook ovens employ proprietary combinations of heating technologies such as convection, air impingement, microwave energy and other advanced methods to cook food products at high speeds with food quality that we believe to be comparable or superior to that of conventional heating methods. We currently offer three commercial ovens: the C3 oven, the Tornado oven and, introduced in the second quarter of 2005, our High h Batch oven. We are working to develop new ovens for the commercial cooking equipment market and to introduce speed cook ovens to the residential marketplace in early 2006.

We currently derive revenue primarily from the sale of our ovens to commercial foodservice operators throughout North America, Europe and Australia. In North America we sell our equipment through our internal sales force as well as through manufacturer's representatives. In Europe and Australia we utilize a network of equipment distributors. We are working to expand the market for our commercial ovens in Latin America and Asia. We also derive revenues from licensing our technologies to food service equipment manufacturers. We operate in one primary business segment.

We believe it is important to our success that we continue to sell to our existing base of commercial customers to meet their expansion or replacement needs, while at the same time we extend that customer base by concentrating our internal sales efforts on major foodservice operators and by supporting our networks of manufacturer’s representatives and equipment distributors. We must strive to do that while maintaining a cost structure for our products and controlling our operating expenses to provide a satisfactory return on sales. We must compete effectively in the marketplace on the basis of price, quality and product performance, and we must meet market demand through development and improvement of our speed cook ovens and introduction of new oven products. These same marketplace and product development factors will apply to our achieving success with the 2006 launch of our residential speed cook oven products; however, the residential market is new to us and there may be factors important to our success that are unknown to us at present. See “Risk Factors” in Section 1A of this annual report on Form 10-K.

Our financial results in 2005 as compared to 2004 and 2003 reflect our efforts to strengthen our operating systems and infrastructure, solidify our sales and marketing efforts, perform under our supply agreement with the Subway system, expand our non-Subway customer base, integrate our Enersyst and Global acquisitions and develop our residential oven and market strategy. Sales to Subway franchisees during the equipment rollout supporting their toasting initiative resulted in concentrated revenues and income in the quarters ended September 30, 2004, December 31, 2004 and, to a lesser extent, March 31, 2005. In 2005, we substantially completed the initial rollout with delivery of ovens to international Subway locations. However, the Subway relationship has and should continue to be a meaningful contributor to future revenues. Demand for equipment will continue from this major customer as new Subway restaurants are opened and existing restaurants seek additional ovens. In 2005, we focused our sales efforts on expanding our customer base and during 2006, we will continue to focus on generating revenues from other foodservice establishments, increasing the profitability of commercial products, introducing our residential oven products and developing enabling strategies.

The following sets forth, as a percentage of revenue, consolidated statements of operations data for the years ended December 31:

	2005		2004	2003

Revenues	100%		100%	100%
Cost of product sales	83		62	53
Research and development expenses	8		2	24
Purchased research and development	12		--	--
Selling, general and administrative expenses	52		22	177
Restructuring charges	1
Compensation and severance expenses related to termination of former officers and directors	--		--	206
Total costs and expenses	156		86	460

Operating (loss) income	(56)		14	(360)
Interest expense	(1)		--	(30)
Interest and other income, net	3		--	1
Total other income (expense)	2		--	(29)
(Loss) income before taxes	(54)		14	(389)
Provision for income taxes	--		--	--
Net (loss) income	(54	) %	14%	(389)%

We have observed the following trends and events that are likely to have an impact on our financial condition and results of operations in the future:

•
During 2004, we commenced the rollout of our Tornado oven to Subway franchisees. We completed the rollout in the first quarter of 2005. Subway sales accounted for 58% and 91% of our total revenues during 2005 and 2004, respectively. We expect Subway to be a meaningful contributor to future revenues.

•
During 2005, our non-Subway revenue increased $14.8 million, or 244%, over 2004. We expect our non-Subway revenue to continue to increase in 2006. No single customer, other than Subway, accounted for more than 10% of our total 2005 revenues. As our customer base continues to grow, we expect our customer concentration levels to decline.

•
During 2005, we experienced an increase in our cost of product sales as a percentage of revenue (and gross margin percentage deterioration). The deterioration is primarily due to an increase in warranty related charges to address a longevity and reliability issue and, to a lesser extent, increases in component pricing. In 2005, we recorded a warranty charge of $9.6 million related to our Tornado oven sold to Subway. In 2005, we experienced an increase of 5% in our Tornado oven bill of materials due to increases in component pricing, primarily the result of increased stainless steel pricing. Additionally, we experienced increased freight and handling costs. In 2006, we expect gross profit percentages to improve as we anticipate no recurrence of product performance issues causing material warranty related charges, as we believe a favorable sales mix will result from continued expansion of our customer base and as we expect our recently instituted price increases to take full effect in early 2006.

•
During 2005, we increased our research and development expenditures primarily as the result of our residential oven initiative. In 2006, we expect our research and development expenditures to exceed the 2005 levels as we develop additional residential and commercial products.

•
During 2005, we recorded a $6.3 million in-process research and development charge in connection with the acquisition of technology assets from Global. We expect to record additional charges in 2006 due to additional consideration payable provided certain contingencies associated with the acquisition are met.

•
During 2005, we increased our selling, general and administrative expenses by $11.0 million over 2004. We expect an increase in 2006, primarily due to increased marketing costs related to the residential product launch.

Based on our analysis of the aforementioned trends and events, we expect to continue to generate net losses on a quarterly basis during 2006 primarily due to our continued investment in the residential product launch. Our future results will be affected by many factors, some of which are identified below and in Section 1A of this report entitled “Risk Factors,” including our ability to:

•	increase our Subway and non-Subway revenue in spite of the price increases;

•	reduce our product warranty charges;

•	manage costs related to the residential product launch;

As a result, there is no assurance that we will achieve our expected financial objectives.

Application of Critical Accounting Policies

Overview and Definitions

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, cash flow and related disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, warranty reserves, accounts receivable reserves, goodwill and other intangible assets, stock-based compensation other equity instruments, income and other taxes, and contingent obligations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates, and the impact of changes in key assumptions may not be linear. Our management has reviewed the application of these policies with the audit committee of our board of directors. For a complete description of our significant accounting policies, see Note 2 to our consolidated financial statements included in this annual report on Form 10-K.

We define our “critical accounting policies” as those accounting principles generally accepted in the United States of America that require us to make highly judgmental estimates about matters that are uncertain and are likely to have a material impact on our financial position and results of operations as well as the specific manner in which we apply those principles. Our estimates are based upon assumptions and judgments about matters that are highly uncertain at the time the accounting estimate is made and require us to continually assess a range of potential outcomes.

Revenue Recognition

Revenue from product sales is recognized when title and risk of loss are transferred to the customer, substantially all obligations relating to a sale are completed, prices are fixed or determinable and collection of the related receivable is reasonably assured. If the terms of a sale require installation, the revenue cycle is substantially complete after installation has occurred; therefore, revenue is recognized upon installation. For sales where the customer has assumed the installation responsibility and for sales to designated agents, substantially all obligations are completed at the time of shipment to the customer or the customer's designated agent; therefore, revenue is recognized upon shipment. Revenue for sales of replacement parts and accessories is recognized upon shipment to the customer. Royalty revenues are recognized based on the sales dates of licensees' products, and services revenues are recorded based on attainment of scheduled performance milestones. Beginning in July 2005, certain customers may purchase extended warranty coverage for a one-year period on their Tornado model oven. Revenue from sales of extended warranties is deferred and recognized in product sales on a straight-line basis over the term of the extended warranty contract.

We provide for returns on product sales based on historical experience and adjust such reserves as considered necessary. To date, there have been no significant sales returns. In 2002 and 2003, we deferred approximately $2.7 million of revenue and approximately $1.6 million of costs of product sales related to ovens sold to franchisees of a major restaurant chain under a proposal which offered a future exchange for a new oven contingent on completion of a franchise-wide sale and roll-out of our new ovens. In the quarter ended March 31, 2005, the exchange provisions contemplated by this transaction were largely satisfied and substantially all the deferred revenue and related cost was recognized in the results of operations for that period.

Deferred revenue includes amounts billed to customers for which revenue has not been recognized. Deferred revenue primarily consists of sales deposits, unearned revenue from extended warranty contracts and other amounts billed to customers where the sale transaction is not yet complete and, accordingly, revenue cannot be recognized.

Product Warranty

We warrant our ovens against defects in material and workmanship for a period of one year from the date of installation. Anticipated future warranty costs are estimated based upon historical experience and are recorded in the periods ovens are sold. Periodically, our warranty reserve is reviewed to determine if the reserve is sufficient to cover the repair costs associated with the remaining ovens under warranty. Because warranty estimates are forecasts that are based on the best available information, claims cost may differ from amounts provided, and these differences may be material.

In the second quarter of 2005, the Company identified a potential longevity and reliability issue with the Tornado oven. The success of the toasting initiative implemented by Subway, our largest customer, had resulted in higher use of the Tornado oven and more cook cycles than anticipated. We experienced increasing warranty calls from the Subway installed base, as certain components degraded under the high usage much earlier than expected. We determined that we could improve the longevity and reliability of the ovens through a change in the oven’s software (or operating system). We incorporated the software change in production and launched a voluntary and proactive software upgrade program for installed units. This program also included replacement of certain components in the ovens to ensure that the installed base of Tornado ovens would benefit from the latest enhancements to the ovens. For the year ended 2005, we recorded a charge aggregating $9.6 million (or $0.34 per share) to increase the warranty reserve as our best estimate to address costs of warranty claims incurred, estimated future warranty claims, and the voluntary upgrade. Extensive engineering tests of the revised software provide evidence that leads us to believe that the longevity and reliability issue with Subway’s Tornado ovens has been satisfactorily resolved. Substantially all of the ovens have been upgraded. Additionally, the one-year warranty expired for approximately 70% of the affected Tornado oven base on December 31, 2005.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair values. Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires goodwill and other acquired intangible assets that have an indefinite useful life no longer to be amortized; however, these assets must undergo an impairment test at least annually. We completed our annual goodwill impairment test in October 2005 and determined that the carrying amount of goodwill was not impaired, and there have been no developments subsequently that would indicate an impairment exists. We will continue to perform our goodwill impairment review annually or more frequently if facts and circumstances warrant.

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We are currently amortizing acquired developed technology and covenants not-to-compete using the straight line method over estimated useful lives of 10 years.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS 123 ("SFAS 123R"). SFAS 123R eliminates the ability to account for share-based compensation under the intrinsic value method permitted by APB 25. This will require us to adopt the fair value model for recognizing compensation expense for employee stock options, and would have the effect of reducing our reported net income and net income per share. SFAS 123R is required to be adopted as of January 1, 2006.

In December 2005, in response to SFAS 123R, the Board of Directors of the Company, upon recommendation of its Compensation Committee, approved an acceleration of all unvested options granted to employees and directors under the Company's 2003 Stock Incentive Plan. As a result of the acceleration, options to acquire approximately 1.8 million shares of the Company's common stock became immediately exercisable. The decision to accelerate vesting of these options was made primarily to minimize future compensation expense that we would otherwise recognize in our consolidated statements of operations upon the effectiveness of SFAS 123R. As a result of the acceleration, we expect to reduce the stock option expense we otherwise would be required to record in connection with accelerated options by approximately $5.7 million in 2006, $2.4 million in 2007 and $800,000 in 2008. In connection with the acceleration and in order to prevent unintended personal benefit to the holders of these options, the optionees agreed to certain restrictions on any shares received through the exercise of accelerated options. These restrictions generally prevent the sale of stock obtained through exercise of an accelerated option prior to the original vesting date. All other provisions of the original option grants remain. Employees who terminate prior to their original vesting date ostensibly receive a benefit from the acceleration of options measured by the differences in the estimated fair value of the options pre- and post-acceleration. We estimate the benefit associated with possible future employee terminations is approximately $100,000 and, accordingly, recorded a one-time non-cash compensation charge in the fourth quarter of 2005 as a result of the acceleration.

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

Deferred Income Taxes

In preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. In addition, as of December 31, 2005, we have net operating losses (“NOLs”) of approximately $62.4 million, of which $31.4 million are subject to annual limitations resulting from the change in control provisions in Section 382 of the Internal Revenue Code. These NOLs begin to expire in 2010. Additionally, we have $8.9 million in income tax deductions related to stock option exercises, the tax effect of which will be reflected as a credit to additional paid-in capital when realized.

We currently have significant deferred tax assets, including those resulting from NOLs, tax credit carryforwards and deductible temporary differences. We provide a full valuation allowance against our deferred tax assets. Management weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in past years. Despite our profitability in 2004 and our future plans and prospects, we have continued to maintain a full valuation allowance on our tax benefits until profitability has been sustained over a time period and in amounts that are sufficient to support a conclusion that it is more likely than not that a portion or all of the deferred tax assets will be realized. A decrease in our valuation allowance would result in an immediate material income tax benefit, an increase in total assets and stockholder’s equity, and could have a significant impact on earnings in future periods.

Loss Contingencies

We define a loss contingency as a condition involving uncertainty as to a possible loss related to a previous event that will not be resolved until one or more future events occur or fail to occur. Our primary loss contingencies relate to pending or threatened litigation. We record a liability for a loss contingency when we believe that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. When we believe the likelihood of a loss is less than probable and more than remote, we do not record a liability but we disclose material loss contingencies in the notes to the consolidated financial statements. We make these assessments based on facts and circumstances and in some instances based in part on the advice of outside legal counsel.

Enersyst Acquisition

On May 21, 2004, we acquired Enersyst Development Center, L.L.C. (“Enersyst”), a leading provider and source of innovations to the foodservice industry. Historically, Enersyst researched, developed and licensed its proprietary foodservice technologies to foodservice equipment manufacturers, and provided fee-based consulting services to members of the foodservice industry to test and develop products for the foodservice market. Enersyst holds more than 180 issued patents and patent applications worldwide related to heat transfer, air impingement and associated food technologies. As a result of this acquisition, we believe we are better positioned to deliver the most advanced speed cook equipment, technology and services to customers worldwide. The results of Enersyst's operations have been included in our consolidated financial statements since the acquisition date.

Total consideration for this transaction, $14.2 million, consisted of $7.9 million cash, including transaction costs, and $6.3 million equity in the form of Enersyst preferred membership units exchangeable in the future, at the discretion of the holders, for approximately 611,000 shares of our common stock. As of December 31, 2005, approximately 93,000 shares have yet to be exchanged. The cash portion of the acquisition was funded by a May 2004 private placement of common stock. Total goodwill recorded was $5.9 million, none of which is deductible for income tax purposes.

Purchase of Patent and Technology Assets and Research and Development

On September 12, 2005, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Global Appliance Technologies, Inc. (“Global”) and stockholders of Global. Pursuant to the Purchase Agreement, we acquired the patent and technology assets of Global further expanding our ownership of proprietary commercial and residential speed cook technologies. These technologies will allow us to enhance our products with additional or different features as well as enable us to expand the range of product offerings. In exchange, Global received $5.0 million in cash and 60,838 shares of our common stock with a fair value of approximately $993,000 at the date of acquisition. This acquisition was accounted for as an asset acquisition. The aggregate consideration for the assets acquired was $6.3 million including the fair value of the common stock and transaction costs, all of which was expensed as purchase of in-process research and development (“IPRD”).

Amounts allocated to IPRD include the value of products in the development stage that are not considered to have reached technological feasibility or to have alternative future use. Accordingly, this item was expensed as research and development in the consolidated statement of operations for the quarter ended September 30, 2005, upon the completion of the asset acquisition. Technology development and IPRD were identified and valued by an independent valuation firm through extensive interviews, analysis of data provided by Global concerning development projects, their stage of development, the time and resources needed to complete them, if applicable, and their expected income generating ability and associated risks. No development projects had reached technological feasibility; therefore, all the intangible assets were deemed to be purchase of IPRD. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing acquired IPRD. Key assumptions for IPRD included a discount rate of 34% and estimates of revenue growth, cost of sales, operating expenses and taxes. The purchase allocation is based on a preliminary valuation and is subject to change based on completion of the final valuation. Any changes could be material to our consolidated statement of operations.

We also entered into services agreements with the principals of Global which provided, among other things, for delivery of three patent applications by the end of the first year, and two additional patent applications by the end of the eighteenth month, following closing. If these patent applications are timely delivered, we are obligated to pay Global contingent consideration in the form of three nearly-equal installment payments totaling $8.0 million, payable on each of the first three anniversaries of the closing date (which payments will be made 38% in cash and 62% in stock).

In connection with this transaction, we also entered into Restrictive Covenant Agreements (the “Restrictive Covenant Agreements”) with each of the two principals of Global. Under the Restrictive Covenant Agreements, the principals agreed to certain covenants regarding the disclosure of trade secrets and confidential information, and to covenants restricting their ability to compete with us. As consideration for these covenants, each principal received $1.0 million in cash at closing, and each can receive additional cash payments totaling $2.0 million, which are payable in equal portions on the first three anniversaries of the closing date. The estimated fair value of these agreements, $5.6 million, will be amortized over the agreements’ ten-year term.

The Purchase Agreement provides that if the patent applications are not timely delivered, or if during the eighteen-month period following closing we terminate the services agreements for a material breach of the confidentiality obligations or a breach of the restrictive covenants therein, and all required patent applications have not been delivered to the Registrant, any then-unpaid installment payments due to Global will be forfeited. Further, the Purchase Agreement provides us certain indemnifications.

Results of Operations

Revenues

Total revenues decreased 26%, or $18.7 million, to $52.2 million for 2005 as compared to $70.9 million for 2004. Total revenues increased $67.2 million for 2004, from $3.7 million for 2003. The fluctuation in total revenues from 2003 to 2005 is attributable to the initial system-wide rollout of our Tornado model oven to Subway franchisees which commenced in 2004 and was completed in 2005. The increase in total revenues for 2004 as compared to 2003 was attributable to increased oven sales of $64.4 million related to sales to Subway franchisees. In 2005, increased oven sales to other customers combined with increased sales of parts and consumables and revenue from extended warranty contracts accounted for an increase of $14.8 million in total revenues, but did not offset the reduced sales to Subway following completion of the rollout. Subway sales accounted for 58% of our revenue in 2005, 91% in 2004 and 19% in 2003. The Subway rollout was, in our opinion, unusual in several respects. The Subway system comprises one of the largest foodservice operations in the U.S. Additionally, a rollout of such magnitude would not typically be completed over such a short time. Subway will continue to be an important contributor to our revenues as we supply ovens for new stores and as existing stores evaluate their needs for additional ovens. We expect continued growth in commercial oven sales as we expand our customer base. However, we do not expect future transactions with large foodservice operators to impact the timing and magnitude of oven sales in the same way the Subway transaction has done.

Royalty and services revenue, which consists principally of revenue from licensing our technology to third parties, was $2.0 million for the year ended December 31, 2005 as compared to $1.2 million for the year ended December 31, 2004. We had no revenue from royalty and services revenue in 2003 and only a partial year of such revenue in 2004 since these activities are associated primarily with the Enersyst acquisition which was completed in May 2004. We expect further diminution in services revenue as the resources which generate this revenue are repurposed to support our commercial oven business and to benefit our residential speed cook oven initiative.

Cost of Product Sales and Gross Profit

Cost of product sales for 2005 was $43.5 million, a decrease of $515,000 compared to $44.0 million for 2004. Cost of product sales increased $42.1 million for 2004, from $1.9 million for 2003. The variability in cost of product sales was due primarily to the number of ovens sold. In 2005, cost of product sales also included a charge of approximately $9.6 million to increase the warranty reserve related to a potential longevity and reliability issue we identified in our Tornado model oven installed for Subway franchisees. This issue was addressed in 2005 and we believe satisfactorily resolved. In addition, we experienced increases in 2005 in costs related to materials and component parts, primarily stainless steel, and in freight and handling charges which have increased our cost of manufacturing. Much of our sales volume is presently based on contracts with somewhat fixed pricing which constrains our ability to pass on these increased manufacturing costs. We did institute price increases late in 2005 for our non-contract customers and we have reached agreement with our major contract customers on price increases expected to be fully effective in early 2006 that will help mitigate these increased costs. These factors coupled with the expected lower overall margins on sales to Subway franchisees resulted in increased cost of product sales as a percentage of related product sales from 2003 to 2005.

Cost of product sales includes the actual cost of the oven, the cost of any accessories supplied with the oven, an allocation of cost for freight, duties and taxes for the ovens imported and a reserve for warranty. Cost of product sales does not include any cost allocation for administrative and support services required to deliver or install the oven or an allocation of costs associated with the ongoing quality control of our manufacturers. These costs are recorded within selling, general and administrative expenses. Cost of product sales also does not attribute any allocation of compensation or general and administrative expenses to royalty and services revenues. Cost of product sales also includes labor, parts and payments to third party service agents in connection with fulfilling extended warranty contracts.

Gross profit on product sales for 2005 was $6.7 million, a decrease of $19.0 million, compared to gross profit on product sales of $25.7 million for 2004. Gross profit on product sales increased $24.0 million for 2004 as compared to $1.7 million for 2003. The variation in gross profit for the three-year period is directly related to the variability in unit sales as the Subway rollout commenced in 2004 and was completed in 2005. Gross profit on product sales as a percentage of product sales revenue decreased due to the warranty charge described above and volume pricing on sales to Subway franchisees. Barring any future warranty charges in excess of reserves provided and barring continued pricing pressures on materials and components, we expect improvement in gross margins on commercial oven sales as the impact of price adjustments take effect and as the sales mix shifts to include relatively fewer sales from lower margin contracts.

Research and Development

Research and development expenses consist primarily of payroll and benefits, consulting services paid to third parties, supplies, facilities and other administrative costs for support of the engineers, scientists and other research and development personnel who design, develop, test and enhance our ovens and oven-related services. Research and development costs are expensed as incurred.

Research and development expenses increased 258%, or $3.1 million, to $4.3 million for 2005 as compared to $1.2 million for 2004. Research and development expenses increased 34% or $305,000 for 2004 as compared to $897,000 for 2003. The increase in 2005 as compared to 2004, as well as 2004 as compared to 2003, was attributable to an expanded scope of research activities to support new product development, including most recently the development of our residential speed cook ovens. Additionally, in 2004, the Enersyst acquisition increased the headcount and resources committed to research activities.

The following table quantifies the net increase in research and development expenses over periods presented (in thousands):

	Increase (Decrease) in
	Research and Development
	Expenses

	2005 to 2004	2004 to 2003

Payroll and related expenses	$518	$347
General and administrative expenses	30	121
Design, prototype and other related expenses	2,557	(163)

Total increase	$3,105	$305

We believe that research and development expenses for 2006 will exceed 2005 levels, as we continue our development efforts for residential speed cook ovens and related products and for new commercial ovens planned for introduction in late 2006 or early 2007.

Purchased Research and Development

Purchased research and development expenses for 2005 were $6.3 million and related to the acquisition of technology assets from Global.  This charge is an allocation of the purchase price, based on a valuation, to recognize the fair value of in-process research and development for new products and modifications to existing products that have not reached technological feasibility or were not ready for commercial production. The agreement regarding acquisition of these assets provides for additional consideration aggregating $8.0 million to be paid contingent upon delivery of three patent applications by the end of the first year, and two additional patent applications by the end of the eighteenth month, following closing. We expect to record additional charges for purchased research and development if these contingencies are resolved.

Selling, General and Administrative

Selling, general and administrative expenses, or SG&A, consist primarily of payroll and related costs; variable commissions and bonuses for personnel and third-party representatives engaged in sales functions; marketing, advertising and promotional expenses; legal and professional fees; travel; communications; facilities; insurance and other administrative expenses; depreciation of equipment and amortization of intangible assets. These expenses are incurred to support our sales and marketing activities and our executive, finance, legal, business applications, human resources and other administrative functions.

SG&A expenses increased 70%, or $11.0 million to $26.8 for 2005 as compared to $15.8 million for 2004. SG&A increased $9.3 million for 2004, from $6.5 million for 2003. These increases were due to the required expansion of operations to support the increased level of sales activity stemming primarily from the Subway relationship, increased activity driven by non-Subway related business and, most recently, the residential oven initiative. The more significant items of increase for 2005 included increased selling, marketing and related expenses of $2.9 million, equally attributable to increased sales commissions resulting from sales by our manufacturer’s representative network and increased marketing and advertising expenses related to our comprehensive branding campaign and the launch of new commercial product. Additionally, legal and professional fees increased $2.9 million primarily attributable to the Maytag and other litigation. Rent and occupancy costs increased $1.5 million attributable to our offices in Atlanta and New York and new operations center in Dallas. Payroll and related expenses increased $1.4 million, net, due to increased headcount for our commercial business and our residential initiative which was partly offset by a $900,000 reduction in incentive compensation related to 2005 performance. Depreciation and amortization expense increased $1.7 million related to leasehold improvements and equipment in the new facilities and, to a lesser extent, increased amortization related to the Enersyst acquisition and the acquisition of technology assets from Global.

For 2004 compared to 2003, the more significant items of increase included payroll and related expenses of $4.1 million, including incentive pay of $1.1 million related to 2004 performance, travel and related expenses of $1.1 million and marketing and related expenses of $1.1 million. Additionally, legal and professional fees increased $1.8 million primarily attributable to the Maytag litigation and significant professional fees associated with our Sarbanes-Oxley compliance. Rent and occupancy costs increased

$363,000 attributable to our new offices in Atlanta and New York. Non-employee compensation related to charges for stock-based compensation decreased $297,000. Additionally, we recorded a charge of $735,000 in the fourth quarter of 2003 to provide for the potential uncollectibility of a receivable from Maytag. The Enersyst acquisition in May 2004 added SG&A expenses of $1.8 million related to the costs of additional personnel and facilities and increased amortization related to acquired intangibles. Depreciation and amortization expense also increased, to a lesser extent, related to tooling and other equipment purchases made to support activity from the Subway relationship and leasehold improvements in new facilities. The 2003 amounts were also reflective of a curtailment of activity in the business early in the year as financial resources became scarce.

The following table quantifies the net increase in general and administrative expenses for the periods presented (in thousands):

	Increase (Decrease) in
	General and Administrative
	Expenses

	2005 to 2004	2004 to 2003

Selling, marketing and related expenses	$3,159	$1,127
Legal and professional fees	2,669	1,820
Depreciation and amortization	1,744	285
Rent and occupancy costs	1,478	364
Payroll and related expenses	1,374	4,069
Travel and related expenses	553	1,068
Enersyst acquisition	--	1,841
Non-cash compensation	87	(297)
Receivable write-off	--	(735)
Other	(28)	(239)

Total increase	$11,036	$9,303

For 2005, we have augmented our SG&A infrastructure in contemplation of the launch of our residential speed cook oven products in 2006 resulting in an increase of SG&A expenses. We expect a continuation of this trend as the marketing and promotion plans are finalized and the product launch is executed; however, the extent of the investment required to launch this new product in, what will be to us, a new market is difficult to quantify. We also expect increased sales and marketing expenses in 2006 as compared to 2005 due to an expected increase in commissions as a result of higher forecasted sales and an increase the volume of sales generated by our networks of manufacturer’s representatives and food equipment distributors. Overall, we expect SG&A to increase in 2006 as compared to 2005, principally the result of increased selling, marketing and related costs resulting from the launch of our residential oven model.

Restructuring Charges

In the fourth quarter of 2005, we initiated a restructuring plan to close our underperforming operation in the Netherlands and re-align the resources and cost structure. We now direct the activities of all of our international distributors directly from our domestic operations center. Since we continue to have a presence in the markets previously managed by our Netherlands operation, the results of that unit’s operations are included in continuing operations. The closing of the Netherlands operations resulted in restructuring charges of $621,000 including $321,000 of employee severance benefits, $75,000 attributable to professional and other related fees, $100,000 attributable to facility leases and other costs and $125,000 of non-cash charges related to impairment of leasehold improvements, a long-lived asset. We have estimated the amount of restructuring liabilities associated with real estate leases based on the most recent available market data and discussions with our lessors and real estate advisors.

The restructuring liabilities will be fully paid through May 2010. We do not anticipate significant restructuring charges in the future.

Compensation and Severance Related to Termination of Former Officers and Directors

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

Interest Income

Interest income includes amounts earned on invested cash balances. Interest income was $1.5 million for 2005 representing earnings on proceeds from the February 2005 public offering of our common stock. Interest income was insignificant in 2004 and 2003 as we had limited resources to invest.

Interest Expense

Interest expense includes interest and other costs paid and incurred on our debt obligations as well as amortization of deferred financing costs. We have a credit facility which has been in place for most of 2005. Although we have not accessed the facility, there are fees and availability costs associated with having the facility in place. Interest expense was $332,000 for 2005 as compared to a negligible amount for 2004. In 2003, interest expense included debt extinguishment costs of $1.1 million related to retirement of a note payable.

Other Income (Expense)

Net other income (expense) represents foreign exchange gains and losses incurred during the periods presented. Variations during the periods are attributable to exchange rate fluctuations and the volume of transactions denominated in foreign currencies. Net other income (expense) may fluctuate in the future based upon the movement in foreign exchange rates.

Provision for Income Taxes

Our provision for income taxes in 2004 was $301,000 and consists of estimated Federal Alternative Minimum Tax and estimated state and local taxes. This tax provision is an effective tax rate of 3% and reflects utilization of approximately $9.0 million in NOLs carried forward from prior years which reduced our taxable income in 2004. As of December 31, 2005, we have available approximately $62.4 million in remaining NOL carryforwards, of which $31.4 million are subject to annual limitations resulting from the change in control provisions in Section 382 of the Internal Revenue Code. These NOLs begin to expire in 2010. Additionally, we have $8.9 million in income tax deductions related to stock option exercises, the tax effect of which will be reflected as a credit to additional paid-in capital when realized. As described in Note 10 to the Consolidated Financial Statements, a valuation allowance has been recorded to reduce our net deferred income tax assets to the amount that is more likely than not to be realized. Based on our previous history of losses, we have recorded a valuation allowance as of December 31, 2005, equal to the full amount of our net deferred income tax assets including those related to our NOLs. Future profitable operations would permit recognition of these net deferred income tax assets, which would have the effect of reducing our income tax expense. Future operations could also demonstrate a return to profitability sufficient to warrant a reversal of the valuation allowance, which would positively impact our financial statements.

Preferred Stock Dividends

In 2003, we recorded a non-cash charge of $12.6 million to recognize as a deemed dividend the beneficial conversion feature related to our Series D Convertible Preferred Stock, all of which converted into common stock by October 28, 2004.

Liquidity and Capital Resources

Our capital requirements in connection with our product and technology development and marketing efforts have been significant. In light of the planned launch in 2006 of our residential speed cook ovens, the capital requirements for these efforts likely will continue to be significant.

On February 8, 2005, we closed a public offering of 5,000,000 shares of our common stock at $20.50 before discounts and commissions to underwriters and other offering expenses. Of the shares sold, 2,925,000 were sold by the Company and 2,075,000 were sold by certain selling stockholders. We are using the net proceeds, approximately $54.8 million, to finance the development and introduction of our residential speed cook ovens, to pursue possible acquisitions or strategic investments and for working capital and other general corporate purposes.

Our management anticipates that current cash on hand, including the balance of the proceeds of our public offering, provide sufficient liquidity for us to execute our business plan and expand our business as needed in the near term. Additionally, we are currently in negotiations to renew our credit facility with Bank of America which expired on February 28, 2006. This facility would provide stand-by credit availability to augment the cash flow anticipated from operations. However, should the launch of our residential speed cook oven products or a significant increase in demand for commercial products engender significant expansion of our operations, we may require additional capital in future periods.

Cash (used in) operating activities was $(20.2) million for the year ended December 31, 2005 as compared to cash provided by operating activities of $3.6 million for the year ended December 30, 2004. Net cash used in operating activities for 2005 resulted from our net loss of $(28.2) million less non-cash charges of $9.7 million (including IPRD charge of $6.3 million and $2.8 million in deprecation and amortization), offset by an increased investment in working capital of $1.7 million. The change in working capital items included cash used for increases in inventories, prepaid expenses and other receivables (primarily the amount due from one of our contract assemblers for our consigned inventory lost in a fire at one of its plants) and to reduce trade accounts payable; offset by cash provided by reductions in restricted cash and trade accounts receivable. Net cash provided by operating activities for 2004 resulted from our net income of $9.7 million plus non-cash charges of $1.2 million (principally depreciation and amortization) offset by an increased investment in working capital of $7.3 million. The working capital investment was largely due to increases of $8.6 million in accounts receivable and $6.8 million in inventory, offset by increases of $7.7 million in accounts payable and $3.8 million in accrued expenses and warranty resulting, in large part, from current sales to Subway franchisees and the inventory requirements to accommodate the anticipated level of future orders. Pursuant to terms of the initial agreement under which the Company provided ovens to Subway restaurants, the Company segregated funds for estimated warranty costs for the Subway ovens. The estimated warranty cost was deposited to a separate account and withdrawals for the cost of warranty parts and labor are made periodically, as incurred, up to the amount initially deposited. As of December 31, 2005 and 2004, the amount of these segregated funds totaled nil and $3.2 million, respectively.

Cash used in investing activities for the year ended December 31, 2005 was $10.5 million compared to $10.9 million for the year ended December 31, 2004. In 2005, we expended $7.3 million of net cash for the acquisition of technology assets from Global and $3.1 million for capital expenditures, primarily related to our new operations center in Dallas. In 2004, we expended $7.7 million of net cash for the acquisition of Enersyst and $2.9 million for capital expenditures, primarily related to tooling and other equipment purchases made to support activity from our relationship with the Subway system and to establish offices in Atlanta and New York. We anticipate capital expenditures of approximately $4.0 million during 2006, including anticipated capital expenditures in connection with the introduction of our residential oven. We also anticipate expenditures of approximately $2.3 million related to the Global asset acquisition. We anticipate funding these expenditures from working capital.

Cash provided by financing activities for the year ended December 31, 2005 was $57.8 million compared to $11.4 million for the year ended December 31, 2004. In 2005, we received net proceeds of $54.8 million from a public offering of 2,925,000 shares of our common stock and $3.1 million in proceeds from the exercise of options and warrants. In 2004, we received net proceeds of $10.0 million from the May 2004 private placement and $1.8 million in proceeds from the exercise of options and warrants, and we paid $380,000 in notes payable.

At December 31, 2005, we had cash and cash equivalents of $40.1 million and working capital of $43.7 million as compared to cash and cash equivalents of $12.9 million and working capital of $17.4 million at December 31, 2004.

Contractual Cash Obligations

As of December 31, 2005, our future contractual cash obligations are as follows (in thousands):

	Payments Due By Period
	Total	2006	2007	2008	2009	2010	Thereafter

Installment Payments for Covenants Not-to-Compete	$4,000	$1,333	$1,333	$1,334	$--	$--	$--
Operating Leases	5,972	1,130	1,072	997	914	633	1,226

Total	$9,972	$2,463	$2,405	$2,331	$914	$633	$1,226

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

We believe that existing working capital and anticipated future cash flows from operations will be sufficient to meet our contractual obligations. We intend to seek financing for any amounts that we are unable to pay from operating cash flows and are in negotiations to renew our credit facility with Bank of America which expired February 28, 2006. Financing alternatives are routinely evaluated to determine their practicality and availability in order to provide us with additional funding at the least possible cost.

We believe that our existing cash, and anticipated future cash flows from operations will be sufficient to fund our working capital and capital investment requirements for the next twelve months and a reasonable period of time thereafter.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

We conduct business in several foreign countries. As a result, we are exposed to fluctuations in foreign exchange rates. Additionally, we may continue to expand our operations globally, which may increase our exposure to foreign exchange fluctuations.

Item 8.   Financial Statements and Supplementary Data

The financial statements set forth herein commence on page F-1 of this report.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Controls and Procedures

Based on their evaluation as of December 31, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K.

Management's Responsibility for Maintaining Internal Controls

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2005, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our assessment of our internal control over financial reporting. Our report on internal controls and the internal control report of our independent registered public accounting firm, Ernst & Young LLP, are included on pages F-5 and F-3 of this report, respectively.

Item 9B.    Other Information

None.

Part III
Item 10.    Directors and Executive Officers of the Registrant

The directors and executive officers of TurboChef are as follows:

Name	Age	Position

Richard E. Perlman	59	Chairman of the Board of Directors
James K. Price	47	President, Chief Executive Officer and Director
James A. Cochran	58	Senior Vice President and Chief Financial Officer
Paul P. Lehr	59	Vice President and Chief Operating Officer
Joseph T. McGrain	58	Vice President and President, Residential Oven Division
William A. Shutzer	58	Director
Raymond H. Welsh	74	Director
J. Thomas Presby	66	Director
Sir Anthony Jolliffe	67	Director
James W. DeYoung	62	Director

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

Paul P. Lehr has served as our Vice President and Chief Operating Officer since October 2004, and from November 2003 to October 2004, Mr. Lehr served as our Vice President of Operations. From December 2001 until joining us in November 2003, Mr. Lehr was self-employed. Mr. Lehr also served as executive vice president -- commercial sales of CSK Auto, Inc., a publicly traded automotive parts distribution company, from February 2000 to December 2001. Before joining CSK Auto, in 1980 Mr. Lehr founded Motor Age, Inc., a distributor of automotive replacement parts. Motor Age became part of Parts Plus Group, Inc. in 1997, and Mr. Lehr served as president and chief executive officer of that industry roll-up until he joined CSK Auto in February 2000. He received a B.S. in Economics and an M.B.A. from City University of New York.

Joseph T. McGrain became a Vice President and President of our Residential Oven Division in April, 2005. Formerly, since 1998, Mr. McGrain was President of Wolf Range Company LLC, a division of ITW Food Equipment Group and a U.S. manufacturer of commercial cooking equipment, marketing to commercial dealers and national chain accounts in the U.S. and export markets in Asia, South America and Europe. From 1995 to 1998 he was President of Gaggenau USA Corporation, a subsidiary of Bosch Siemens Group and a distributor of high quality European residential cooking equipment. Mr. McGrain had other management positions with Bosch Siemens from 1987 to 1995.

William A. Shutzer has been a director of TurboChef since October 2003. Mr. Shutzer is a senior managing director of Evercore Partners, a financial advisory and private equity firm. Mr. Shutzer was a managing director of Lehman Brothers, Inc. from October 2000 to November 2003 and a partner in Thomas Weisel Partners, LLC, an investment banking firm, from September 1999 to October 2000. From March 1994 until October 1996, Mr. Shutzer was executive vice president of Furman Selz, Inc. and thereafter until the end of December 1997, he was its president. From January 1998 until September 1999, he was chairman of ING Barings LLC's

Investment Banking Group. From September 1978 until February 1994, Mr. Shutzer was a managing director of Lehman Brothers and its predecessors. From March 2001 to October 2003 he was a director of PracticeWorks, Inc. Mr. Shutzer is currently a director of Tiffany & Co., CSK Auto, Inc., and Jupitermedia Corp. Mr. Shutzer received a B.A. from Harvard University and an M.B.A. from Harvard Business School.

Raymond H. Welsh has been a director of TurboChef since October 2003. Since January 1995, Mr. Welsh has been a senior vice president of UBS Financial Services, Inc. From March 2001 to October 2003 he was a director of PracticeWorks, Inc. Mr. Welsh is a Trustee of the University of Pennsylvania and PennMedicine. He is chairman of the board of Bancroft NeuroHealth, a trustee of the Bancroft Foundation, and a Trustee of Episcopal Community Services. Mr. Welsh received a B.S. in Economics from the Wharton School of the University of Pennsylvania.

J. Thomas Presby became a director of TurboChef in December 2003. In June 2002 he retired as a partner with Deloitte Touche Tohmatsu, an international accounting and consulting firm. Over a period of 30 years, Mr. Presby held many positions with Deloitte in the United States and abroad, including deputy chairman and chief operating officer from 1995 until his retirement. Mr. Presby also served as the chief executive officer of Deloitte & Touche in Europe and Central Europe between 1990 and 1995. During the 1980s, Mr. Presby launched and served as the managing partner of the Financial Services Center, an industry-focused practice unit of the firm. Mr. Presby served as a director of PracticeWorks, Inc. from September 2002 until its October 2003 sale to Eastman Kodak. He also served as a director of GreenPoint Financial from January 2003 until its October 2004 sale to North Fork Bank. Mr. Presby currently serves as a director of Tiffany & Co., AMVESCAP PLC, American Eagle Outfitters Inc. and World Fuel Services Corporation. Mr. Presby received a B.S. in Electrical Engineering from Rutgers University, and an M.S. in Industrial Administration from the Carnegie Mellon University Graduate School of Business. He is a Certified Public Accountant in New York and Ohio.

Sir Anthony Jolliffe became a director of TurboChef in December 2003. He was previously a director from November 1998 until 2001. Sir Anthony Jolliffe is a citizen of the United Kingdom and an independent international business consultant. Until his retirement from the accounting profession in 1982, Sir Anthony Jolliffe was a Chartered Accountant in the United Kingdom for 18 years, during which time he grew his accounting firm into a multi-national operation with offices in 44 countries with over 200 partners. His firm eventually merged with Coopers & Lybrand and Grant Thornton. He remained with Grant Thornton for two years until he retired. Since that time, Sir Anthony has built a number of businesses, two of which have been listed on the London Stock Exchange. He is currently involved in several business projects in China, the Middle East, the United States and the United Kingdom. Sir Anthony has held, and currently holds, numerous positions with governmental and charitable entities in the United Kingdom and China, including being the former Lord Mayor of London and the chairman of the Special Advisory Board to the Governor of Yunnan Province in China and advisor to the Governor of Shandong Province in China.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who beneficially own more than ten percent (10%) of a registered class of the Company's equity securities (“ten percent stockholders”) to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Executive officers, directors and ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to the Company, the Company believes that during the fiscal year ended December 31, 2005, no filings applicable to its executive officers, directors and ten percent stockholders were late.

Code of Ethics

The Company has adopted a code of ethics that applies to our executive officers, including our Chairman, Chief Executive Officer, Chief Financial Officer and Controller.  The Company's code of ethics, which we call the “Guide for Business Conduct” (the “Ethics Code”) is available on the Company's website (www.turbochef.com).  We will post any amendment to or waiver from the Ethics Code on the Company's website as well. We will provide a copy of our Ethics Code without charge upon written request to Secretary, TurboChef Technologies, Inc., Suite 1900, Six Concourse Parkway, Atlanta, Georgia 30328.

Item 11.    Executive Compensation

Compensation

 Director Compensation

TurboChef's directors do not currently receive cash compensation for their services as directors, but they are reimbursed for their reasonable and necessary expenses for attending Board and Board committee meetings. Members of the Board who are not TurboChef employees, or employees of any parent, subsidiary or affiliate of TurboChef, are nevertheless eligible to participate in TurboChef's stock option plan.  Directors who are not employees receive the following one-time grants under the Company's director compensation plan:  (1) for membership on the Board each member is granted options to purchase 33,333 shares of common stock of the Company, the grant of which is effective on and priced as of the date the director agrees to join the Board; (2) a director who is a chairman of the Audit Committee, the Compensation Committee or the Global Initiatives Committee of the Board is granted options to purchase 8,333, 8,333 and 16,667 shares of common stock of the Company, respectively, the grant of which is effective on and priced as of the date the director agrees to be appointed chairman; and (3) each director who is a member of a committee constituted by the Board but who is not a chairman is granted options to purchase 3,333 shares of common stock of the Company, the grant of which is effective on and priced as of the date the director begins service on the committee.  In addition, each Board member is granted options to purchase 8,333 shares of common stock each year of service, and committee chairmen are granted options on an additional 3,333 shares each year. Annual grants are effective on and priced as of the anniversary date of service.

The following table summarizes compensation awarded to, earned by or paid to the Company's Chief Executive Officer and its other most highly compensated executive officers (collectively, the “Named Executive Officers”) for services rendered to the Company during each of the last three fiscal years. The Company had no other executive officers at December 31, 2005.

Annual Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other ($)		Long-Term Compensation Awards Securities Underlying Options (# )

Richard E. Perlman	2005	$365,000	$-0-	$-0-		-0-
Chairman(1)	2004	365,000	191,630	-0-		-0-
	2003	56,154	-0-	-0-		416,666

James K. Price	2005	365,000	-0-	-0-		-0-
Chief Executive Officer(2)	2004	365,000	191,630	-0-		-0-
	2003	56,154	-0-	-0-		416,666

James A. Cochran	2005	243,000	-0-	-0-		15,000
Chief Financial Officer(3)	2004	243,000	60,545	-0-		-0-
	2003	18,692	-0-	-0-		133,333

Paul P. Lehr	2005	193,450	-0-	-0-		40,000
Chief Operating Officer(4)	2004	175,814	18,318	75,000	(6)	16,666
	2003	9,231	-0-	-0-		116,666

Joseph T. McGrain	2005	129,483	-0-	-0-		133,333
President, Residential Oven Division(5)	2004	-0-	-0-	-0-		-0-
	2003	-0-	-0-	-0-		-0-

(1)	Mr. Perlman began serving as Chairman on October 28, 2003.

(2)	Mr. Price began serving as Chief Executive Officer on October 28, 2003.

(3)	Mr. Cochran began serving as Chief Financial Officer on October 28, 2003.

(4)	Mr. Lehr began serving as Chief Operating Officer on May 24, 2004 and from November 24, 2003 through May 24, 2004 he served as our Vice President of Operations.

(5)	Mr. McGrain began serving as President, Residential Oven Division on April 25, 2005.

(6)
The amounts presented for 2004 include a relocation payment of $75,000 to Mr. Lehr. The compensation set forth in this column does not include compensation in the form of perquisites or other personal benefits for Messrs. Perlman, Price, and Cochran in fiscal years 2005, 2004 and 2003 because such perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for these individuals for such years.

Executive Agreements

TurboChef entered into a three-year employment agreement with each of Richard E. Perlman, James K. Price and James A. Cochran on substantially the terms described below.  The agreements automatically renew for additional one-year periods at the end of the initial period and each renewal period unless notice of non-renewal is given at least six months in advance. The employment agreements for Messrs. Perlman and Price provide for an initial annual base salary of $365,000 with a bonus of 2% of pre-tax profit (but limited to 100% of base salary). The employment agreement for Mr. Cochran provides for an initial annual base salary of $243,000 with a discretionary bonus based upon performance and achievement of key Company objectives. The base salary in each case is subject to an annual adjustment for changes in the Consumer Price Index. The agreements also provide for a severance payment equal to three times the executive's then current total annual compensation (base salary, bonus and benefits) upon the termination of the executive's employment by TurboChef without cause or by the executive for good reason or in the event of a change in control. The employment agreements entitle the executive to participate in our employee benefit programs and provide for other customary benefits. In addition, the employment agreements provided for the grant of stock options on the first day of the executive's employment. The employment agreements provide for 100% vesting of all outstanding stock options upon a change in control. The employment agreements also provide for an additional, tax gross-up payment to be made by the Company to the executive in the event that, upon a change in control, any payments made to the executive are subject to an excise tax under Section 4999 of the Internal Revenue Code. Finally, the employment agreements prohibit the executive from engaging in certain activities which compete with the Company, seeks to recruit its employees or disclose any of its trade secrets or otherwise confidential information.

TurboChef and Paul P. Lehr entered into an employment agreement for two years, effective October 29, 2003, which automatically renews for an additional year at the end of the initial term and at the end of each renewal year unless notice of non-renewal is given at least six months in advance. The employment agreement provides for an annual base salary of $200,000 and severance compensation equal to one-half the annual base salary. Mr. Lehr is eligible for a discretionary bonus based upon performance and achievement of key Company objectives. The employment agreement provides for an additional, tax gross-up payment to be made by the Company to the executive in the event that, upon a change in control, any payments made to the executive are subject to an excise tax under Section 4999 of the Internal Revenue Code. Finally, the employment agreement prohibits the executive from engaging in certain activities which compete with the Company, seeks to recruit its employees or disclose any of its trade secrets or otherwise confidential information.

The Company and Joseph T. McGrain entered into an employment agreement for two years, beginning April 25, 2005, which automatically renews for an additional year at the end of the initial term and at the end of each renewal year unless notice of non-renewal is given at least six months in advance. The employment agreement provides for an annual base salary of $200,000 and severance compensation equal to one-half the annual base salary. Mr. McGrain is eligible for a discretionary bonus based upon performance and achievement of key Company objectives. The employment agreement provides for an additional, tax gross-up payment to be made by the Company to the executive in the event that, upon a change in control, any payments made to the executive are subject to an excise tax under Section 4999 of the Internal Revenue Code. Finally, the employment agreement prohibits the executive from engaging in certain activities which compete with the Company, seeks to recruit its employees or disclose any of its trade secrets or otherwise confidential information.

Effective December 31, 2005, the Company agreed to accelerate the vesting of all outstanding options, including those held by the executive officers, in exchange for the option holders’ agreement not to sell the underlying shares until such time as the options would have vested, if they had not been accelerated. All executive officers executed the lock-up agreement.

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

Option Grants for Fiscal 2005

The following table sets forth information concerning stock options granted by the Company to the named executive officers during fiscal 2005 and the potential realizable value of such option grants.  The Company has granted no stock appreciation rights.

INDIVIDUAL GRANTS

Name	Number of Shares of Common Stock Underlying Options Granted	% of Total Options Granted to Employees in 2005	Exercise Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
					5%	10%

James A. Cochran	15,000	1.55	10.35	5/3/2015	97,636	247,429
Paul P. Lehr	40,000	4.14	10.35	5/3/2015	260,362	659,809
Joseph T. McGrain	133,333	13.79%	$10.35	4/25/2015	$867,872	$2,199,359

(1)
The potential realizable value of the options, if any, granted in 2005 to each of the named executive officers was calculated by multiplying those options by the excess of (a) the assumed market value of Common Stock, at the end of option term, if the market value of Common Stock were to increase 5% or 10% in each year of the option's term over (b) the exercise price shown. This calculation does not take into account any taxes or other expenses which might be owed. The 5% and 10% appreciated rates are set forth in the SEC rules and no representation is made that the Common Stock will appreciate at these assumed rates or at all.

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Value Table

Shown below is information with respect to the number of TurboChef common shares acquired upon exercise of stock options and the aggregate gains realized on exercises during 2005 for the named executive officers. Effective on December 31, 2005, and subject to an agreement by each option holder with the Company, the Company made all outstanding stock options, including those held by the named executive officers, immediately exercisable. The table shows the aggregate gains that would have been realized had all exercisable options been exercised on December 31, 2005, even though these options were not exercised by any of these officers.

Aggregated Option Exercises in
Last Fiscal Year and Fiscal Year End Option Value

Name	Shares Acquired on Exercise	Value Realized (Market Price at Exercise Less Exercise Price)	Number of Unexercised Options At Fiscal Year-End		Value of Unexercised In-The- Money Options At Fiscal Year- End (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable

Richard E. Perlman	--	$--	416,633	--	$3,795,527	$--
James K. Price	--	--	416,666	--	3,795,827	--
James A. Cochran	--	--	148,333	--	1,274,814	--
Paul P. Lehr	28,000	202,256	106,444	--	683,208	--
Joseph T. McGrain	--	--	133,333	--	534,665	--

(1)
Options are “in the money” if the fiscal year-end fair market value of the Common Stock exceeds the option exercise price. At December 30, 2005, TurboChef common stock's closing sales price was $14.36.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Security Ownership

     Five Percent Owners

The following table sets forth information, as of March 1, 2006, as to shares of our capital stock held by persons known to us to be the beneficial owners of more than five percent of any class of our capital stock based upon information publicly filed by such persons:

Title of Class	Name and Address of Beneficial Owner of Class	Amount of Beneficial Ownership		Percent of Class(1)

Common	OvenWorks, LLLP 655 Madison Avenue Suite 1500 New York, NY 10021	7,203,156	(2)	25.1%
Common	Jeffrey B. Bogatin 888 Park Avenue New York, NY 10021	1,948,867	(3)	6.8%

(1)	Based upon 28,693,516 shares outstanding on March 1, 2006.
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

(3)	Based upon ownership reported in a Schedule 13D filed on July 20, 2004.

Officers and Directors

The following table sets forth information concerning the shares of TurboChef Common Stock that are beneficially owned by the following individuals:

•	each of TurboChef's directors;

•	each of TurboChef's named executive officers; and

•	all of TurboChef's directors and executive officers as a group.

Unless otherwise indicated, the listing is based on the number of TurboChef common shares held by such beneficial owners as of March 1, 2006. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

The number of shares shown as beneficially owned by each beneficial owner in the table below includes shares that can be acquired by that beneficial owner through stock option exercises on or prior to April 30, 2006. In calculating the percentage owned by each beneficial owner, the Company assumed that all stock options that are exercisable by that person on or prior to April 30, 2006 are exercised by that person and the underlying shares issued. The total number of shares outstanding used in calculating the percentage owned assumes no exercise of options held by other beneficial owners and no exchange of any preferred units of membership interest of Enersyst Development Center, L.L.C.  Likewise, beneficial ownership of certain officers and directors is shown as if shares of common stock have been distributed by OvenWorks, LLLP to its partners.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class

Richard E. Perlman	8,212,707	(2)	28.2%
James K. Price	2,197,202	(3)	7.6%
J. Thomas Presby	188,572	(4)	*
William A. Shutzer	1,886,063	(5)	1.0%
Raymond H. Welsh	299,483	(6)	1.0%
Sir Anthony Jolliffe	194,869	(7)	*
James W. DeYoung	361,839	(8)	1.3%
James A. Cochran	418,255	(9)	1.5%
Paul P. Lehr	106,444	(10)	*
Joseph T. McGrain	133,333	(11)	*

All current directors and executive officers as a group (10 persons)	10,913,205	(2)(12)	36.0%

*	Less than 1%
(1)
Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Percentages herein assume a base of 28,693,516 shares of common stock outstanding as of March 1, 2006.

(2)
Includes 416,633 shares of common stock issuable upon exercise of options and 7,203,156 shares of common stock (or 25.1%) currently owned by OvenWorks, LLLP, which is controlled by Mr. Perlman. Current directors and executive officers (or their affiliates) would have beneficial ownership of an aggregate of 4,273,180 shares of the Company's common stock if OvenWorks distributed such shares to its partners.

(3)	Includes 416,666 shares of common stock issuable upon exercise of options and 1,187,618 shares of common stock currently owned by OvenWorks, LLLP.
(4)	Includes 68,333 shares of common stock issuable upon exercise of options and 80,199 shares of common stock currently owned by OvenWorks, LLLP.
(5)	Includes 68,333 shares of common stock issuable upon exercise of options and 1,212,426 shares of common stock currently owned by OvenWorks, LLLP.
(6)	Includes 53,333 shares of common stock issuable upon exercise of options and 176,813 shares of common stock currently owned by OvenWorks, LLLP.
(7)	Includes 139,999 shares of common stock issuable upon exercise of options and 36,598 shares of common stock currently owned by OvenWorks, LLLP.
(8)	Includes 61,666 shares of common stock issuable upon exercise of options and 211,870 shares of common stock currently owned by OvenWorks, LLLP.
(9)	Includes 148,333 shares of common stock issuable upon exercise of options and 180,038 shares of common stock currently owned by OvenWorks, LLLP.
(10)	Shares issuable upon exercise of options.
(11)	Shares issuable upon exercise of options.
(12)	Includes 1,613,073 shares issuable upon exercise of options and 7,203,156 shares of common stock currently owned by OvenWorks, LLLP.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth as of December 31, 2005, information about our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	3,694,187	$8.70	2,958,534

Equity compensation plans not approved by security holders	--	--	--
Total	3,694,187	$8.70	2,958,534

Item 13.   Certain Relationships and Related Transactions

None

Item 14.    Principal Accountant Fees and Services

Audit Fees and All Other Fees

Audit Fees

Fees for audit services totaled approximately $746,000 in 2005 and approximately $568,000 in 2004, including fees associated with the annual audit and internal control report, the public offering completed in February 2005, the reviews of the Company's quarterly reports on Form 10-Q and annual reports on Form 10-K.

Audit-Related Fees

Fees for audit related services totaled approximately $18,000 in 2005 and approximately $62,000 in 2004. Audit related services principally include accounting consultations and other attest services.

Tax Fees

Fees for tax services totaled approximately $288,000 in 2005 and $22,000 in 2004, including tax compliance, tax advice and tax planning.

All Other Fees

The Company did not pay its principal accountant any other fees in 2005 or in 2004.

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

Part IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   The following documents are filed as part of this Report:

1.      Financial Statements.

2.     Financial Statement Schedules.

The following Financial Statement Schedule for the Registrant is filed as part of this Report and should be read in conjunction with the Registrant's Financial Statements:

Description	Page
Schedule II - Valuation and Qualifying Accounts	S-1

Schedules other than the one listed above are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.     Exhibits.

          The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

Exhibit No.		Description

2.1	--
Stock Purchase Agreement dated as of October 28, 2003 by and between the Registrant and OvenWorks, LLLP (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on November 10, 2003)

2.2	--
Contribution Agreement, dated May 21, 2004 by and among the Registrant, Enersyst Development Center LLC and its members (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on May 28, 2004)

2.3
Asset Purchase Agreement, dated September 12, 2005, among TurboChef Technologies, Inc., Global Appliance Technologies, Inc. and stockholders of Global Appliance Technologies (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on September 13, 2005)

3.1	--	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-75008)

3.2	--
Amendment to Certificate of Incorporation - Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the Commission on November 14, 2000)

3.3	--
Amendment to Certificate of Incorporation - Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission on April 16, 2001)

Exhibit No.		Description

3.4	--
Amendment to Certificate of Incorporation - Certificate of Designation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Commission on May 15, 2002)

3.5	--
Amendment to Certificate of Incorporation - Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3(i) to the Registrant's Current Report on Form 8-K, filed with the Commission on November 10, 2003)

3.6	--
Certificate of Amendment to the Restated Certificate of Incorporation of TurboChef Technologies, Inc., as amended (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on July 20, 2004)

3.7	--
Certificate of Amendment to the Restated Certificate of Incorporation of TurboChef Technologies, Inc., as amended (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on December 23, 2004)

3.8	--	Restated By-Laws (incorporated by reference to Exhibit 3.2.2 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-75008)

4.1	--	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-75008)

4.2	--	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.11 to the Registrant's Registration Statement on Form S-3, Registration No. 333-121818)

4.3	--	See Exhibits 3.1 through 3.8 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of the Registrant's Common Stock

10.1	--	1994 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.14.2 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-75008)

10.2	--
Strategic Alliance Agreement dated as of September 26, 1997 by and between the Registrant and Maytag Corporation (incorporated by reference to Exhibit 10.26 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, filed with the Commission on November 14, 1997)

10.3	--
First Extension of the Project Agreement (RCAP-II) dated March 4, 1998 by and between the Registrant and Maytag Corporation (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Commission on March 31, 1998)

10.4	--
Commercial Cooking Appliance Project Agreement dated as of July 29, 1998 by and between TurboChef Technologies, Inc. and Maytag Corporation (incorporated by reference to Exhibit 10.30 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Commission on August 14, 1998)

10.5	--
License Agreement dated as of October 28, 1999 by and between the Registrant and Maytag Corporation (incorporated by reference to Exhibit 10.37 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the Commission on November 15, 1999)

10.6*	--
OEM Contract dated May 19, 2000 between the Registrant and Shandong Xiaoya Group (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Commission on April 15, 2002)

10.7	--
Settlement Agreement dated February 28, 2002 between the Registrant and Whitbread PLC (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Commission on April 15, 2002)

Exhibit No.		Description

10.8*	--
Supplementary Agreement to the OEM Manufacturing Contract executed on March 27, 2002 between the Registrant and Shandong Xiaoya Group (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Commission on April 15, 2002)

10.9	--
Amendment #2 to Supplementary Agreement to the OEM Manufacturing Contract executed on December 12, 2002 between the Registrant and Shandong Xiaoya Group (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Commission on April 16, 2003)

10.10	--
Stockholders' Agreement dated as of October 28, 2003 by and among the Registrant, OvenWorks, LLLP, Jeffrey Bogatin and Donald Gogel (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on November 10, 2003)

10.11	--
Voting Agreement dated as of October 28, 2003 by and among OvenWorks, LLLP, Jeffrey Bogatin and Donald Gogel (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on November 10, 2003)

10.12	--
Settlement and Release Agreement dated as of October 28, 2003 by and between the Registrant and Grand Cheer Company Limited (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the Commission on November 10, 2003)

10.13	--
Voting Agreement dated as of October 28, 2003 by and between OvenWorks, LLLP and Grand Cheer Company Limited (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K, filed with the Commission on November 10, 2003)

10.14*	--
Equipment Supplier Approval Agreement dated as of March 5, 2004 by and among the Registrant, Doctor's Associates, Inc. and Independent Purchasing Cooperative, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004)

10.15	--
Consent to Transfer and First Amendment to Stockholders' Agreement dated as of November 21, 2003 by and among the Registrant, OvenWorks, LLLP, Jeffrey Bogatin and Donald Gogel (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004)

10.16	--
TurboChef Technologies, Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004)

10.17	--
Form of Incentive Stock Option Agreement under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004)

10.18	--
Form of Non-Qualified Stock Option Agreement under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004)

10.19	--
Form of Non-Qualified Stock Option Agreement for Consultants under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004)

10.20	--
Employment Agreement, dated as of February 9, 2004, by and between the Registrant and Richard E. Perlman (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004)

Exhibit No.		Description

10.21	--
Employment Agreement, dated as of February 9, 2004, by and between the Registrant and James K. Price (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004)

10.22	--
Employment Agreement, dated as of February 9, 2004, by and between the Registrant and James A. Cochran (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004)

10.23	--
Preferred Unit Exchange Agreement, dated May 21, 2004, by and among the Registrant and the members of Enersyst (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on May 28, 2004)

10.24	--
Form of Subscription Agreement entered into as of May 21, 2004 by the Registrant and each of the Investors (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the Commission on May 28, 2004)

10.25	--
Form of Registration Rights Agreement, dated May 21, 2004, by and among the Registrant and the Investors (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed with the Commission on May 28, 2004)

10.26	--
Amended and Restated Operating Agreement of Enersyst, dated May 21, 2004 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed with the Commission on May 28, 2004)

10.27	--
Amendment to TurboChef Technologies, Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on May 12, 2004, as amended on November 22, 2004)

10.28	--
Warrant, dated December 13, 2002, issued to Banc of America Securities LLC (incorporated by reference to Exhibit 4.14 to the Registrant's Registration Statement on Form S-3, Registration No. 333-117806)

10.29	--
Warrant Certificate, dated March 19, 2001, issued to Grand Cheer Company Limited (incorporated by reference to Exhibit 4.15 to the Registrant's Registration Statement on Form S-3, Registration No. 333-117806)

10.30	--
Employment Agreement, dated as of September 14, 2004, by and between the Registrant and Paul P. Lehr (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on November 1, 2004)

10.31	--
Credit Agreement dated as of February 28, 2005 among TurboChef Technologies, Inc., its subsidiaries and Bank of America, N.A. (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on March 3, 2005)

10.32	--
Employment Agreement, effective as of April 25, 2005, by and between TurboChef Technologies, Inc. and Joseph T. McGrain (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on May 5, 2005)

10.33	--
Restrictive Covenant Agreement, dated September 12, 2005, between TurboChef Technologies, Inc. and David H. McFadden (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on September 13, 2005)

10.34	--
Restrictive Covenant Agreement, dated September 12, 2005, between TurboChef Technologies, Inc. and David A. Bolton (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the Commission on September 13, 2005)

Exhibit No.		Description

23.1	--	Consent of Independent Registered Public Accounting Firm

24.1	--	Power of Attorney (see signature page)

31.1	--	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	--	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	--	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of these documents have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment of the omitted portions.

(b)   Reports on Form 8-K:

          The following reports on Form 8-K were filed or furnished by the Registrant during the fourth quarter of the fiscal year covered by this Report:

Date Filed	Items Reported		Financial Statements Filed

November 2, 2005	Item 2.02 -	Results of Operations and Financial Condition
	Item 9.01 -	Financial Statements and Exhibits	None

December 30, 2005	Item 1.01 -	Entry Into a Material Definitive Agreement
	Item 9.01 -	Financial Statements and Exhibits	None

SCHEDULE II
TURBOCHEF TECHNOLOGIES, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts
Year ended December 31, 2005	$197	$98	$(48)	$(70)	$177
Year ended December 31, 2004	219	46	58	(126)	197
Year ended December 31, 2003	169	101	--	(51)	219
Deferred Income Tax Asset Valuation Allowance
Year ended December 31, 2005	15,946	11,933	996	--	28,875
Year ended December 31, 2004	19,624	--	--	(3,678)	15,946
Year ended December 31, 2003	14,747	4,877	--	--	19,624

All financial statement schedules not listed are omitted because they are inapplicable or the requested information is shown in the financial statements of the Registrant or in the related notes to the consolidated financial statements.

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on form 10-K for the year ended December 31, 2005 to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of March, 2006.

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

Signature	Title	Date

/s/ Richard E. Perlman
Richard E. Perlman	Chairman of the Board and Director	March 7, 2006

/s/ James K. Price
James K. Price	Chief Executive Officer, President and Director (Principal Executive Officer)	March 7, 2006
/s/ James A. Cochran
James A. Cochran	Senior Vice President, Assistant Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2006
/s/ William A. Shutzer
William A. Shutzer	Director	March 7, 2006

/s/ Raymond H. Welsh		March 7, 2006
Raymond H. Welsh	Director
March 7, 2006
/s/ J. Thomas Presby
J. Thomas Presby	Director	March 7, 2006

/s/ James W. DeYoung
James W. DeYoung	Director	March 7, 2006

/s/ Anthony Jolliffe
Sir Anthony Jolliffe	Director	March 7, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TurboChef Technologies, Inc.

We have audited the accompanying consolidated balance sheets of TurboChef Technologies, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TurboChef Technologies, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TurboChef Technologies, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 2, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TurboChef Technologies, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Controls that TurboChef Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TurboChef Technologies, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that TurboChef Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, TurboChef Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TurboChef Technologies, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 2, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 2, 2006

Management's Report on Internal Controls

The management of TurboChef Technologies Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. TurboChef's internal control system was designed to provide reasonable assurance to our management and the board of directors regarding preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2005, the Company's internal control over financial reporting is effective based on those criteria.

The Company's independent registered public accounting firm has issued an audit report on our assessment of the Company's internal control over financial reporting. This report appears on page F-3.

/s/ JAMES K. PRICE
James K. Price
President and
Chief Executive Officer

/s/ JAMES A. COCHRAN
James A. Cochran
Senior Vice President and
Chief Financial Officer

TURBOCHEF TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
	December 31,
	2005	2004
Assets

Current assets:
Cash and cash equivalents	$40,098	$12,942
Restricted cash	--	3,196
Accounts receivable, net of allowance of $177 and $197, respectively	7,314	9,542
Other receivables	2,003	43
Inventory, net	10,994	8,155
Prepaid expenses	724	426
Total current assets	61,133	34,304
Property and equipment, net	6,482	2,678
Developed technology, net of accumulated amortization of $1,300 and $493	6,770	7,577
Goodwill	5,934	5,808
Covenants not-to-compete, net of accumulated amortization of $166 in 2005	5,434	--
Other assets	314	389
Total assets	$86,067	$50,756

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$6,166	$8,401
Other payables	1,445	1,445
Accrued expenses	3,484	3,135
Future installments due on covenants not-to-compete	1,286	--
Deferred revenue	2,278	1,338
Accrued warranty	2,482	2,586
Deferred rent	247	--
Total current liabilities	17,388	16,905

Future installments due on covenants not-to-compete, non-current	2,363	--
Deferred rent, non-current	1,463	--
Other liabilities	81	72
Total liabilities	21,295	16,977

Commitments and contingencies

Stockholders' equity:
Preferred stock, $1 par value, authorized 5,000,000 shares, 0 shares issued	--	--
Preferred membership units exchangeable for shares of TurboChef common stock	967	6,351
Common stock, $.01 par value, authorized 100,000,000 shares; issued 28,624,247 and 24,313,158 shares at December 31, 2005 and 2004, respectively	286	243
Additional paid-in capital	143,950	79,508
Accumulated deficit	(80,431)	(52,277)
Notes receivable for stock issuances	--	(46)
Total stockholders' equity	64,772	33,779
Total liabilities and stockholders' equity	$86,067	$50,756

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE DATA)

	Years Ended December 31,
	2005	2004	2003
Revenues:
Product sales	$50,239	$69,707	$3,690
Royalties and services	2,010	1,187	--
Total revenues	52,249	70,894	3,690

Costs and expenses:
Cost of product sales	43,532	44,047	1,946
Research and development expenses	4,307	1,202	897
Purchased research and development	6,285	--	--
Selling, general and administrative expenses	26,862	15,826	6,523
Restructuring charges	621	--	--
Compensation and severance related to termination of former officers and directors	--	--	7,585
Total costs and expenses	81,607	61,075	16,951
Operating (loss) income	(29,358)	9,819	(13,261)
Other income (expense):
Interest income	1,536	63	128
Interest expense and, in 2003, debt extinguishment costs	(256)	(8)	(1,105)
Other (expense) income	(76)	106	(111)
	1,204	161	(1,088)
(Loss) income before income taxes	(28,154)	9,980	(14,349)
Provision for income taxes	--	301	--
Net (loss) income	(28,154)	9,679	(14,349)
Preferred stock dividends	--	--	(12,800)
Net (loss) income applicable to common stockholders	$(28,154)	$9,679	$(27,149)

Per share data:
Basic:
Net (loss) income	$(1.00)	$0.79	$(2.11)
Preferred stock dividends	--	--	(1.88)
Net (loss) income applicable to common stockholders	$(1.00)	$0.79	$(3.99)

Weighted average number of common shares outstanding - basic	28,034,103	12,256,686	6,797,575

Diluted:
Net (loss) income	$(1.00)	$0.37	$(2.11)
Preferred stock dividends	--	--	(1.88)
Net (loss) income applicable to common stockholders	$(1.00)	$0.37	$(3.99)

Weighted average number of common shares outstanding - diluted	28,034,103	26,142,101	6,797,575

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

	Preferred Stock		Preferred Membership Units	Common Stock
	Shares	Amount		Shares	Amount	Additional Paid-in Capital	Accumulated Deficit
Balance, January 1, 2003	30,000	$2,430	--	6,352,842	$64	$46,640	$(47,412)

Net loss	--	--	--	--	--	--	(14,349)
Compensation expense, primarily related to stock options granted for services	--	--	--	--	--	1,142	--
Cancellation of notes receivable for stock issuances	--	--	--	(280,000)	(3)	(1,677)	--
Interest on notes receivable for stock issuances	--	--	--	--	--	--	--
Beneficial conversion of Series D preferred stock	--	--	--	--	--	12,605	--
Deemed dividend for beneficial conversion feature	--	--	--	--	--	(12,605)	--
Conversion of preferred stock to common stock	(30,000)	(2,430)	--	931,217	9	2,421	--
Preferred stock dividends paid through issuance of common stock	--	--	--	257,899	3	393	(195)
Issuance of common stock for non-compete and release agreements	--	--	--	1,150,766	12	6,492	--
Other issuances of common stock			--	78,615	--	219	--
Balance, December 31, 2003	--	--	--	8,491,339	85	55,630	(61,956)

Net income				--		--	9,679
Issuance of preferred membership units	--	--	6,351	--	--	--	--
Conversion of Series D preferred stock	--	--	--	14,217,666	142	12,463	--
Compensation expense, primarily related to stock options granted for services	--	--	--	--	--	113	--
Exercise of options and warrants for common stock	--	--	--	464, 032	5	1,757	--
Issuance of common stock in private placement, net of issuance costs	--	--	--	1,151,209	11	9,996	--
Cancellation of treasury shares and other	--	--	--	(11,088)	--	(451)	--
Interest on notes receivable for stock issuances	--	--	--	--	--	--	--
Balance, December 31, 2004	--	--	6,351	24,313,158	243	79,508	(52,277)

Net loss	--	--	--	--	--	--	(28,154)
Issuance of common stock in public offering, net of issuance costs	--	--	--	2,925,000	29	54,810	--
Issuance of common stock in exchange for Enersyst preferred membership units	--	--	(5,384)	518,032	5	5,379	--
Exercise of options and warrants for common stock	--	--	--	807,278	8	3,064	--
Issuance of common stock for acquisition of intangible assets	--	--	--	60,838	1	992	--
Proceeds from notes receivable for stock issuances	--	--	--	--	--	--	--
Compensation expense, primarily related to stock options granted for services	--	--	--	--	--	200	--
Other	--	--	--	(59)	--	(3)	--

Balance, December 31, 2005	--	--	$967	28,624,247	$286	$143,950	$(80,431)

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE DATA)

	Notes Receivable For Stock Issuances	Treasury Stock	Total Stockholders' Equity
Balance, January 1, 2003	$(2,530)	$(451)	$(1,259)
Net loss	--	--	(14,349)
Compensation expense, primarily related to stock options granted for services	--	--	1,142
Cancellation of notes receivable for stock issuances	2,596	--	916
Interest on notes receivable for stock issuances	(109)	--	(109)
Beneficial conversion of Series D preferred stock	--	--	12,605
Deemed dividend for beneficial conversion feature	--	--	(12,605)
Conversion of preferred stock to common stock	--	--	--
Preferred stock dividends paid through issuance of common stock	--	--	201
Issuance of common stock for non-compete and release agreements	--	--	6,504
Other issuances of common stock	--	--	219
Balance, December 31, 2003	(43)	(451)	(6,735)

Net income	--	--	9,679
Issuance of preferred membership units	--	--	6,351
Conversion of Series D preferred stock	--	--	12,605
Compensation expense, primarily related to stock options granted for services	--	--	113
Exercise of options and warrants for common stock	--	--	1,762
Issuance of common stock in private placement, net of issuance costs	--	--	10,007
Cancellation of treasury shares and other	--	451	--
Interest on notes receivable for stock issuances	(3)	--	(3)
Balance, December 31, 2004	(46)	--	33,779

Net loss	--	--	(28,154)
Issuance of common stock in public offering, net of issuance costs	--	--	54,839
Issuance of common stock in exchange for Enersyst preferred membership units	--	--	--
Exercise of options and warrants for common stock	--	--	3,072
Issuance of common stock for acquisition of intangible assets	--	--	993
Proceeds from notes receivable for stock issuances	46	--	46
Compensation expense, primarily related to stock options granted for services	--	--	200
Other	--	--	(3)

Balance, December 31, 2005	$--	$--	$64,772

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net (loss) income	$(28,154)	$9,679	$(14,349)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Purchased research and development	6,285	--	--
Depreciation and amortization	2,796	1,052	264
Non-cash interest on notes receivable from employees and directors	--	(3)	(109)
Non-cash interest and debt extinguishment costs on non-interest bearing promissory note	203	8	904
Non-cash compensation expense	200	113	7,995
Amortization of deferred rent	(122)	--	--
Non-cash restructuring costs	125	--	--
Provision for doubtful accounts	98	46	101
Provision for uncollectible other receivables	--	--	735
Foreign exchange loss (gain)	76	(44)	117
Changes in operating assets and liabilities, net of effects of acquisition:
Restricted cash	3,196	(3,196)	--
Accounts receivable	2,196	(8,603)	1,109
Inventories	(3,619)	(6,822)	360
Prepaid expenses and other assets	(2,342)	(136)	(258)
Accounts payable	(2,311)	7,731	(809)
Accrued expenses and warranty	245	3,791	(11)
Deferred revenue	940	(27)	553
Net cash (used in) provided by operating activities	(20,188)	3,589	(3,398)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(192)	(7,683)	--
Acquisition of intangible assets	(7,292)	--	--
Purchase of property and equipment, net	(3,098)	(2,913)	(33)
Other	128	(330)	--
Net cash used in investing activities	(10,454)	(10,926)	(33)

Cash flows from financing activities:
Proceeds from the sale of common stock, net	54,839	10,007	--
Proceeds from the sale of preferred stock, net	--	--	12,605
Proceeds from the exercise of stock options and warrants	3,072	1,762	87
Payment of note payable	--	(380)	(1,000)
Payment of deferred loan costs	(156)	--	--
Other	43	--	--
Net cash provided by financing activities	57,798	11,389	11,692
Net increase in cash and cash equivalents	27,156	4,052	8,261
Cash and cash equivalents at beginning of year	12,942	8,890	629
Cash and cash equivalents at end of year	$40,098	$12,942	$8,890
Supplemental disclosures of noncash activities:
Noncash investing activity -- landlord funded leasehold improvements	$1,832	$--	$--
Noncash investing and financing activity - liability recorded in connection with intangible asset	3,600	--	--
Noncash investing activity -- issuance of common stock in exchange for intangible assets	993	--	--
Noncash investing activity -- cancellation of note receivable for stock issuance	--	--	2,596
Noncash financing activity -- beneficial conversion of preferred stock	--	--	12,605
Noncash financing activity -- conversion of preferred stock to common stock	--	12,605	2,430
Noncash financing activity -- issuance of preferred membership units exchangeable for TurboChef common stock in connection with Enersyst acquisition	--	6,351	--
Noncash financing activity -- issuance of common stock in exchange for preferred membership units	5,384	--	--
Noncash financing activity -- interest on notes receivable from stock issuances	--	--	109
Noncash financing activity -- preferred stock dividends paid through the issuance of common stock	--	--	396

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$236	--	--
Cash paid for interest	$50	--	--

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	NATURE OF OPERATIONS AND GENERAL

TurboChef Technologies, Inc. (the “Company”) was incorporated in 1991 and became a Delaware corporation in 1993. The Company is a leading provider of equipment, technology and services focused on the high speed preparation of food products. The Company's customizable speed cook ovens, the C3, the Tornado and the recently-introduced High h Batch, cook food products at high speeds with food quality comparable, and in many cases superior, to conventional heating methods. Through 2005, the Company's primary markets were with commercial food service operators throughout North America, Europe and Australia and management believes that, for 2005, the Company operated in one primary business segment. However, during 2005, the Company took several steps designed to take its technologies to consumers, including market research, related industrial design research and product development and exploration of distribution channels for a proposed residential oven product line. The launch of the consumer product line, planned for 2006, may create an additional business segment for the Company.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements reflect the application of certain accounting policies described below and elsewhere in the notes to the financial statements.

Basis of Consolidation and Presentation
The consolidated financial statements include the accounts of TurboChef Technologies Inc. and its majority-owned and controlled company. Significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

Reverse Stock Split
All share and per share data for 2004 and 2003 has been retroactively restated to reflect the one-for-three reverse stock split approved November 30, 2004 and which became effective December 27, 2004.

Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on certain assumptions, which they believe are reasonable in the circumstances and actual results could differ from those estimates. The more significant estimates reflected in these financial statements include warranty and accrued expenses, the beneficial conversion feature applicable to the Company's issuance of convertible preferred stock and valuation of stock-based compensation.

Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consists of amounts owed to the Company for the sale of its products in the normal course of business. Accounts receivable consist of monies owed in US Dollars and Euros. Accounts receivable originally denominated in Euros are translated into US Dollars with a transaction gain or loss recorded at such time. Accounts receivable is reported net of allowance for doubtful accounts. Generally, no collateral is received from customers and additions to the allowance are based on ongoing credit evaluations of customers with general credit experience being within the range of management's expectations.

Inventories
Inventories are valued at the lower of cost, determined using the average cost method, or market and primarily consist of ovens (finished goods) and parts for use in production or as replacements. The Company establishes reserves for inventory estimated to be obsolete, unmarketable or slow moving on a case by case basis, equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand, technology changes and market conditions. Ovens used for demonstration and testing are generally depreciated over a one-year period. Depreciation for demonstration ovens was $780,000, $188,000 and $124,000 for the years ended December 31, 2005, 2004 and 2003 respectively. Inventory consists of the following at December 31:

	2005	2004
	(In thousands)

Finished goods - ovens	$3,891	$3,547
Demonstration inventory, net	468	259
Parts inventory, net	6,635	4,349
	$10,994	$8,155

Property and Equipment
Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets and accelerated methods for income tax purposes. Leasehold improvements are depreciated over the lesser of their expected useful life and the remaining lease term.

Goodwill and Other Intangible Assets
Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair values. Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires goodwill and other acquired intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must undergo an impairment test at least annually.  The annual goodwill impairment test, completed in October 2005, determined that the carrying amount of goodwill was not impaired and there have been no developments subsequent to October 2005 that would indicate impairment exists. The goodwill impairment review will continue to be performed annually or more frequently if facts and circumstances warrant a review.

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Currently, acquired developed technology and covenants not-to-compete are both amortized using the straight line method over estimated useful lives of 10 years and the Company recorded $973,000 and $493,000, in the aggregate, of amortization expense for 2005 and 2004 for these long-lived intangible assets. Annual amortization for each of the next five years will approximate $1.4 million.

Other Assets
Other assets consist primarily of deferred financing costs for transactions completed in 2005 and capitalized patent costs, which include outside legal fees incurred in the registration of the Company's patents. These costs are amortized over their economic lives, ranging from four to ten years. Amortization of other assets was $42,000, $16,000 and $28,000 for the years ended December 31, 2005, 2004 and 2003 respectively.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less estimated sales expenses. Management believes no impairment exists as of December 31, 2005.

Deferred Revenue
Deposits received from customers for future purchases of ovens, payments for extended warranty coverage and any other amounts received in advance of completion of the earning process are recorded as deferred revenue. Deferred revenue amounts related to oven sales will be recognized when the ovens are delivered and/or installed for the customer as required by the specific nature of the sales transaction. Deferred revenue for extended warranty will be recognized ratably over the warranty term. In 2003, approximately $650,000 of revenue and approximately $400,000 of cost of product sales was deferred because it related to ovens sold in 2003, to franchisees of a major restaurant chain under a proposal which offered a future exchange for a new oven contingent on completion of a franchise-wide sale and roll-out of the new ovens.

Product Warranty
The Company's ovens are warranted against defects in material and workmanship for a period of one year. Anticipated future warranty costs are estimated, based upon historical expenses, and are recorded in the period cooking systems are sold. Periodically, the Company's warranty reserve is reviewed to determine if the reserve is sufficient to cover estimated repair costs associated with the remaining ovens under warranty. See Note 8 for a discussion of warranty issues addressed by the Company during 2005. At this time, the Company believes that, based upon historical data, the current warranty reserve is sufficient to cover the estimated costs. If warranty costs trend higher, the Company would need to recognize a higher initial reserve as well as adjust the estimated amounts necessary to cover all ovens remaining under warranty. Any such additional reserves would be charged to cost of product sales.

Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term maturity of these instruments.

Revenue Recognition
Revenue from product sales is recognized when substantially all obligations relating to a sale are completed. If the terms of a sale require installation, the revenue cycle is substantially complete after installation has occurred, accordingly, in such cases revenue is recognized once the installation is complete. For sales where the customer has assumed the installation responsibility or for sales to designated agents, substantially all obligations are complete at the time of shipment to the customer or the customer's designated agent. Revenue for the sale of replacement parts and accessories is recognized upon shipment to the customer. Royalty revenues are recognized based on the sales dates of licensees' products and services revenues are recorded based on attainment of scheduled performance milestones. Beginning in July 2005, certain customers were offered the opportunity to purchase an additional one-year extended warranty on one oven model. Revenue from these extended warranties is deferred and recognized in product sales on a straight-line basis over the extended warranty term.

Reserves for sales returns and allowances are recorded in the same accounting period as the related revenues and are not significant for any of the periods presented. The Company had previously deferred revenue of approximately $650,000 and cost of product sales of approximately $400,000 related to ovens sold in 2003, to franchisees of a major restaurant chain under a proposal which offered a future exchange for a new oven contingent on completion of a franchise-wide sale and roll-out of the new ovens. The exchange provisions contemplated by this transaction were satisfied in 2005 and all the deferred revenue and related costs have now been recognized.

Cost of Product Sales
Cost of product sales is calculated based upon the cost of the oven, the cost of any accessories supplied with the oven, an allocation of cost for applicable delivery, duties and taxes and a reserve for warranty. Cost of product sales also includes labor and parts in connection with service under our newly introduced extended warranty program. Cost of product sales does not include any cost allocation for administrative and support services required to deliver or install the oven or an allocation of costs associated with the quality control of the Company's contract manufacturers. These costs are recorded within selling, general and administrative expenses. Cost of product sales also does not attribute any allocation of compensation or general and administrative expenses to royalty and services revenues.

Shipping and Handling Costs
Shipping and handling charges billed to customers are recorded as revenues, the corresponding costs are included in cost of goods sold.

Research and Development Expenses
Research and development expenses consist of salaries and other related costs incurred for personnel and departmental operations in planning, design and testing of the speed cook ovens. Research and development expenditures are charged to operations as incurred.

Purchase of In-Process Research and Development
Amounts allocated to the purchase of in-process research and development (“IPRD”) include the value of products in the development stage that are not considered to have reached technological feasibility or to have alternative future use.

Advertising Expenses
Advertising and promotion costs are expensed as incurred and amounted to $1.7 million and $834,000 for the years ended December 31, 2005 and 2004, respectively, and were negligible for the year ended December 31, 2003.

Foreign Exchange
For the year ended December 31, 2005, approximately 22% of our revenues were derived from sales outside of the United States. For the years ended December 31, 2004 and 2003, approximately 2% and 43%, respectively, of the Company's revenues were derived from sales outside of the United States. These sales and subsequent accounts receivable, the salaries of employees located outside of the United States and less than 10% of selling, general and administrative expenses for the years ended December 31, 2005 and 2004 and approximately 12% for the year ended December 31, 2003 are denominated in foreign currencies, principally Euros. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of these currencies against the US dollar. In addition, trade terms with customers outside of the United States are longer than with customers inside of the United States, which increases the potential of foreign exchange gains or losses. At this time, the Company does not engage in any hedging activities.

Restructuring Charges
The Company classified certain expenses in 2005 related to a restructuring plan to reorganize its international operations and re-align the related resources and cost structure as restructuring charges. The expenses related to the closing of a location that served markets where the Company continues to have a presence and, accordingly, the results of those operations are included in continuing operations. Restructuring expenses included severance, lease termination, professional fees and write-off of leasehold improvements.

Accounting for Leases
The Company leases office and warehouse space under operating lease agreements with original lease periods up to 7.5 years.  Certain of the lease agreements contain renewal and rent escalation provisions.  Rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term.  The lease term begins on the date of initial possession of the lease property for purposes of recognizing lease expense on a straight-line basis over the term of the lease.  Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term. Landlord allowances for improvements to leaseholds are included in property and equipment and offset by a corresponding deferred rent credit. The Company amortizes the leasehold improvements over the shorter of the life of the improvements or the life of the lease. The deferred rent credit is included in other liabilities (current and long term) in the accompanying balance sheet and will be amortized as a reduction of rent expense over the term of the applicable lease.

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

(Loss) Income Per Common Share
Basic earnings per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during each period. Diluted earnings per common share is calculated by dividing net income, adjusted on an “as if converted” basis, by the weighted-average number of actual shares outstanding and, when dilutive, the share equivalents that would arise from the assumed conversion of convertible instruments. The per share amounts presented in the consolidated statements of operations for the years ended December 31, are based on the following:

	2005	2004	2003
	(In thousands)
Numerator for basic and diluted earnings per share available to common stockholders:

Net (loss) income applicable to common stockholders	$(28,154)	$9,679	$(27,149)

Denominator:

Denominator for basic (loss) income per share available to common Stockholders

Weighted average common shares outstanding	28,034	12,257	6,798

Effect of potentially dilutive securities

Convertible preferred stock	--	11,417	--

Preferred membership interests exchangeable for common stock	--	375	--

Dilutive stock options and warrants	--	2,093	--

Shares applicable to diluted (loss) income per share applicable to common stockholders	28,034	26,142	6,798

The effect of potentially dilutive stock options and warrants is calculated using the treasury stock method. For the year ended December 31, 2005, the potentially dilutive securities include options and warrants, which are convertible into 3.7 million shares of common stock, and Enersyst Development Center, LLC (“Enersyst”) preferred membership units exchangeable for 93,000 shares of common stock. For the year ended December 31, 2004, there were 192,000 shares of options and warrants excluded from the calculation because the average market price of the Company's stock during the period did not exceed the exercise price of those instruments. However, some or all of these instruments may be potentially dilutive in the future. For the year ended December 31, 2003, the potentially dilutive securities include options and warrants, which are convertible into 3.7 million shares of common stock and 2.1 million shares of convertible preferred stock, which was convertible into 14.2 million shares of common stock. For the years ended December 31, 2005 and 2003, potentially dilutive securities had an anti-dilutive effect due to the Company’s net loss and were not included in the calculation of diluted net loss per common share.

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

	2005	2004	2003
	(In thousands except per share amounts)

Net (loss) income applicable to common stockholders, as reported	$(28,154)	$9,679	$(27,149)
Add: Employee stock-based compensation expense	(100)	--	--
Deduct: Employee stock-based compensation (expense) income, net of forfeitures	(13,837)	(3,909)	1,749
Pro forma net (loss) income applicable to common stockholders	$(41,891)	$5,770	$(25,400)
Net (loss) income applicable to common stockholders per share -- basic:
As reported	$(1.00)	$0.79	$(3.99)
Pro forma	(1.49)	0.47	(3.74)
Net (loss) income applicable to common stockholders per share -- diluted:
As reported	$(1.00)	$0.37	$(3.99)
Pro forma	(1.49)	0.22	(3.74)

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

For purposes of the pro forma disclosures, the assumptions used to value the option grants are stated as follows for the years ended December 31:

	2005	2004	2003

Expected life (in years)	2-3	2-3	1 - 3
Volatility	63%	65 - 168%	51 - 174%
Risk free interest rate—options	4.07 - 4.61%	3.86 - 4.74%	3.65 - 4.31%
Dividend yield	0.0%	0.0%	0.0%
Weighted average fair value of option grants - Black-Scholes model	$5.53	$7.56	$14.13

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS 123 ("SFAS 123R"). SFAS 123R eliminates the ability to account for share-based compensation under the intrinsic value method permitted by APB 25. This will require the Company to adopt the fair value model for recognizing compensation expense for employee stock options, and would have the effect of reducing the Company's reported net income and net income per share. SFAS 123R is required to be adopted by the Company as of January 1, 2006.

In December 2005, in response to SFAS 123R, the Board of Directors of the Company, upon recommendation of its Compensation Committee, approved an acceleration of all unvested options granted to employees and directors under the Company's 2003 Stock Incentive Plan. As a result of the acceleration, options to acquire 1.8 million shares of the Company's common stock became immediately exercisable. The decision to accelerate vesting of these options was made primarily to minimize future compensation expense that the Company would otherwise recognize in its consolidated statements of operations upon the effectiveness of SFAS 123R. As a result of the acceleration, the Company expects to reduce the stock option expense it otherwise would be required to record in connection with accelerated options by approximately $5.7 million in 2006, $2.4 million in 2007 and $800,000 in 2008. In connection with the acceleration and in order to prevent unintended personal benefit to the holders of these options, the optionees agreed to certain restrictions on any shares received through the exercise of accelerated options. These restrictions generally prevent the sale of stock obtained through exercise of an accelerated option prior to the original vesting date. All other provisions of the original option grants remain. Employees who terminate prior to their original vesting date ostensibly receive a benefit from the acceleration of options measured by the differences in the estimated fair value of the options pre- and post-acceleration. The Company’s estimate of the benefit associated with possible future employee terminations is approximately $100,000 and, accordingly, recorded a one-time non-cash compensation charge in the fourth quarter of 2005 as a result of the acceleration.

In determining the equity component of its future compensation structure, the Company will take into account the impact of SFAS 123R on its operating results.

NOTE 3.	ACQUISITION OF BUSINESS AND INTANGIBLE ASSETS

Enersyst Acquisition
On May 21, 2004, the Company acquired Enersyst Development Center, L.L.C. (“Enersyst”), a leading provider and critical source of innovations to the food service industry. Enersyst researches, develops and licenses patented technology that enables food service equipment manufacturers to test, develop and provide advanced products to the marketplace. Enersyst holds over 180 issued patents and patent applications worldwide related to heat transfer, air impingement and associated food technologies. As a result of this acquisition, the Company believes it increased its leadership position in delivering the most advanced innovations in speed cooking solutions to customers worldwide. The results of Enersyst's operations have been included in the consolidated financial statements since the acquisition date.

Total consideration for this transaction, $14.2 million, consisted of $7.9 million cash, including transaction costs, and $6.3 million equity in the form of Enersyst preferred membership units exchangeable in the future, at the discretion of the holders, for 611,096 shares of TurboChef common stock. The cash portion of the acquisition was paid with funds raised in a private placement (see Note 13). Acquired developed technology has an estimated useful life of 10 years and is being amortized using the straight-line method. Annual amortization for each of the next five years will approximate $807,000. Total goodwill recorded was $5.9 million, none of which is deductible for income tax purposes.

The following information summarizes the purchase price allocation (in thousands):

Current assets	$559
Property and equipment	20
Developed technology	8,070
Goodwill	5,934
Current liabilities	(337)
Net assets acquired	$14,246

The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had occurred as of the beginning of the immediately preceding period. The pro forma information is not necessarily indicative of what would have occurred had the acquisition been made as of such periods, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, amortization of intangibles and interest expense.

	2004	2003
	(In thousands except per share amounts)

Revenues	$72,343	$7,481
Net income (loss)	9,814	(14,025)
Net income (loss) applicable to common stockholders	9,814	(26,825)
Net income (loss) applicable to common stockholders per share:
Basic	$0.73	$(3.49)
Diluted	0.36	(3.49)

Purchase of Patent and Technology Assets and Research and Development
On September 12, 2005, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Global Appliance Technologies, Inc. (“Global”) and stockholders of Global. Pursuant to the Purchase Agreement, the Company acquired the patent and technology assets of Global further expanding TurboChef's ownership of proprietary commercial and residential speed cook technologies. These technologies will allow TurboChef to enhance its products with additional or different features as well as enable the Company to expand the range of its product offerings. In exchange, Global received $5.0 million in cash and 60,838 shares of the Company’s common stock with a value of $993,000 at the date of acquisition. This transaction was accounted for as an asset acquisition. The aggregate consideration for the assets acquired was $6.3 million including the fair value of the common stock and transaction costs, all of which was expensed as IPRD.

Amounts allocated to IPRD include the value of products in the development stage that are not considered to have reached technological feasibility or to have alternative future use. Accordingly, this item was expensed as research and development in the consolidated statement of operations upon the completion of the asset acquisition. Technology development and IPRD were identified and valued by an independent valuation firm through extensive interviews, analysis of data provided by Global concerning development projects, their stage of development, the time and resources needed to complete them, if applicable, and their expected income generating ability and associated risks. No development projects had reached technological feasibility; therefore, all the intangible assets were deemed to be purchase of IPRD. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing acquired IPRD. Key assumptions for IPRD included a discount rate of 34% and estimates of revenue growth, cost of sales, operating expenses and taxes. The purchase allocation is based on a preliminary valuation and is subject to change based on completion of the final valuation. Any changes could be material to the Company’s consolidated statement of operations.

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

In connection with this transaction, the Company also entered into Restrictive Covenant Agreements (the “Restrictive Covenant Agreements”) with each of the two principals of Global. Under the Restrictive Covenant Agreements, the principals agreed to certain covenants regarding the disclosure of trade secrets and confidential information, and to covenants restricting their ability to compete with the Company. As consideration for these covenants, each principal received $1.0 million in cash at closing, and each can receive additional cash payments totaling $2.0 million, which are payable in equal portions on the first three anniversaries of the closing date. The estimated fair value of these agreements, $5.6 million, will be amortized over the agreements’ ten-year term. Annual amortization for each of the next five years will approximate $560,000.

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

The Company entered into a favorable final settlement in the second quarter of 2005 with a contract assembler related to consigned inventory lost in a fire suffered at one of the assembler's plants. The amount due under the settlement is included in other receivables in the accompanying consolidated balance sheets.

NOTE 5.	CONCENTRATION OF CREDIT RISKS

The Company is generally subject to the financial well being of the business of commercial food service operators and related equipment; however, management does not believe that there is significant credit risk with respect to trade receivables. On March 8, 2004, the Company announced that it had reached agreement with Subway Restaurants to be the exclusive supplier of rapid cook ovens to more than 20,000 Subway® franchisees worldwide. TurboChef commenced the system-wide delivery of ovens to Subway® restaurants in the U.S. during the third quarter of 2004. For the years ended December 31, 2005 and 2004, respectively, 58% and 91% of the Company's sales were made to Subway. For the year ended December 31, 2003, 19% of the Company's direct sales were made to Subway. As of December 31, 2005 and 2004, respectively, 15% and 83% of the outstanding accounts receivable were from one customer. No other single customers accounted for more than 10% of the Company’s sales during the three years ended December 31, 2005.

NOTE 6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

		2005	2004
	Estimated Useful Lives (years)	(In thousands)

Leasehold improvements	5-7.5	$2,945	$222
Furniture and fixtures	5	1,465	579
Equipment	3-7	3,533	2,299
		7,943	3,100
Less accumulated depreciation		(1,461)	(422)
		$6,482	$2,678

Depreciation expense was $1.0 million, $355,000, and $112,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 7.	ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31 (in thousands):

	2005	2004

Accrued compensation and benefits	$837	$1,889
Professional and accounting fees	1,333	557
Sales and marketing	791	205
Accrued restructuring	100	--
Accrued taxes and other	423	484
Total accrued expenses	$3,484	$3,135

NOTE 8.	ACCRUED WARRANTY AND UPGRADE COSTS

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

In the second quarter of 2005, the Company identified a potential longevity and reliability issue with the Tornado oven. The success of the toasted menu offerings for Subway, the Company’s largest customer, resulted in higher use of the Tornado oven and more cook cycles than had been anticipated. Increased warranty calls from the Subway installed base occurred as certain components degraded under the high usage much earlier than expected. The Company determined that it could improve the longevity and reliability of the ovens through a change in the oven’s software (or operating system). This software change was incorporated in production and a voluntary and proactive software upgrade program launched for installed units. This program also included replacement of certain components in the ovens to ensure that the installed base of Tornado ovens would benefit from the latest enhancements to the ovens. For the quarter ended June 30, 2005, the Company recorded a $2.8 million increase to the warranty reserve as the Company's best estimate at the time to address costs of warranty claims incurred, estimated future warranty claims, and the voluntary upgrade. In the third quarter of 2005, the volume of warranty claims related to this issue accelerated beyond previously anticipated levels. The increased pace of warranty claims precluded the Company from performing as many of the upgrades on a lower-cost, proactive basis as had been expected. The Company also found that parts replacement during upgrades was needed in a greater number of units than had been previously expected. The increased volume and cost of warranty claims together with the increased cost of dealing with them reactively rather than proactively required an additional increase in the warranty provision. The Company recorded an additional $6.8 million as its best estimate to address the present and future warranty and upgrade costs related to this component failure issue. Extensive engineering tests of the revised software provide evidence that leads the Company to believe that the longevity and reliability issue with Subway’s Tornado ovens has been satisfactorily resolved and substantially all of the ovens were upgraded as of December 31, 2005. Additionally, the one-year warranty expired for approximately 70% of the affected Tornado oven base at December 31, 2005. Additions to the warranty reserve to address this issue aggregated $9.6 million or $0.34 per share for 2005.

Pursuant to terms of the initial agreement under which the Company provided ovens to Subway® restaurants, the Company segregated funds for estimated warranty costs for the Subway ovens. The estimated warranty cost was deposited to a separate account and withdrawals for the cost of warranty parts and labor are made periodically, as incurred, up to the amount initially deposited. As of December 31, 2005 and 2004, the amount of these segregated funds totaled nil and $3.2 million, respectively.

In November 2004, the Company settled a liability related to an upgrade and extended warranty agreement with a customer which originated in 1999. The Company had been in default of certain provisions of this agreement since November 2002. In connection with the settlement the Company paid the customer approximately $280,000 and recorded an adjustment to its warranty reserve of approximately $405,000.

An analysis of changes in the liability for product warranty claims is as follows for the years ended December 31:

	2005	2004	2003
	(In thousands)

Balance at beginning of year	$2,586	$928	$$1,046
Provision for warranties	3,997	3,296	274
Warranty expenditures	(13,682)	(1,189)	(509)
Other adjustments to provision for warranties	9,581	(405)
Currency fluctuations	--	(44)	117
Balance at end of year	$2,482	$2,586	$928

NOTE 9.	RESTRUCTURING CHARGES

During the fourth quarter of 2005, the Company initiated a restructuring plan to close its underperforming operation in the Netherlands and re-align the resources and cost structure. The Company now directs the activities of all of its international distributors directly from its domestic operations center. Since the Company continues to have a presence in the markets previously managed by its Netherlands operation, the results of that unit’s operations are included in continuing operations. The closing of the Netherlands operations resulted in restructuring charges of $621,000 including $125,000 of non-cash charges, principally related to impairment of fixed assets. The Company believes that its restructuring charge is adequate to cover charges associated with the remaining lease terminations.

In accounting for restructuring charges, the Company complied with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.

The following is a summary of restructuring charge activity for the year ended December 31, 2005 (in thousands):

	Lease Termination And Other Related Charges	Professional Fees and Other Related Charges	Severance	Non-cash Charges	Total

Total restructuring charge	$100	$75	$321	$125	$621
Payments	--	(75)	(321)	--	(396)
Non-cash charges	--	--	--	(125)	(125)

Balance as of December 31, 2005	$100	$--	$--	$--	$100

NOTE 10.	INCOME TAXES

The components of the provision for income taxes for the years ended December 31:

	2005	2004	2003
	(In thousands)
Current:
Federal	$--	$205	$--
State	--	96	--
Total provision for income taxes	$--	$301	$--

The following is a reconciliation of the (benefit) provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the statements of operations for the years ended December 31:

	2005	2004	2003
	(In thousands)
Expected income tax (benefit) provision	$(9,572)	$3,393	$(4,879)
State income tax (benefit), net of federal benefit	(594)	66	--
Other	(89)	23	2
Changes in deferred income tax asset valuation allowance	10,255	(3,181)	4,877
Provision for income taxes	$--	$301	$--

The components of the Company's net deferred tax assets as of December 31, were as follows:

	2005	2004
	(In thousands)
Deferred income tax assets:

Warranty reserves	$896	$879
Deferred revenue	--	364
Basis difference of other current assets	860	207
Total current deferred income tax assets	1,756	1,450
Net operating loss carryforwards	22,547	13,118
Basis difference of intangible assets	4,172	1,817
Research and development credit carryforwards	579	245
Federal alternative minimum tax credit carryforwards	121	205
Basis difference of other long-term assets	115	63
Total non-current deferred income tax assets	27,534	15,448
Total gross deferred income tax assets	29,290	16,898

Deferred income tax liabilities:

Basis difference of long-term intangible asset	--	(906)
Basis difference of other long-term assets	(415)	(46)
Total gross deferred income tax liabilities	(415)	(952)
Net deferred income tax asset	28,875	15,946
Less deferred income tax asset valuation allowance	(28,875)	(15,946)
Net deferred income tax assets	$--	$--

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the historical operating results of the Company, management is unable to conclude on a more likely than not basis that the deferred income tax assets will be realized. Accordingly, the Company recorded a valuation allowance equal to 100% of the net deferred income tax assets at December 31, 2005 and 2004, respectively.

There was no provision for income taxes required for 2005 or 2003. The provision for income taxes in 2004 was $301,000 and consisted of estimated Federal Alternative Minimum Tax and estimated state and local taxes. This tax provision was an effective tax rate of 3% and reflected utilization of approximately $9.0 million in operating losses carried forward from prior years which reduced taxable income in 2004. At December 31, 2005, the Company has net operating loss carryforwards for federal income tax purposes of $62.4 million, which may be used against future taxable income, if any, and which expire in years 2010 to 2025. Additionally, the Company has $8.9 million in income tax deductions related to stock option exercises the tax effect of which will be reflected as a credit to additional paid-in capital when realized. In October 2003, a change in ownership took place (Note 12), which for income tax purposes under Internal Revenue Code Section 382, limits the annual utilization of the $31.4 million loss carryforwards and could cause some amount of the carryforwards to expire before they are utilized. The Company has federal alternative minimum tax credit carryforwards of $121,000, which may be used to offset future federal tax liability, if any.

The Company also has research and development credit carryforwards of approximately $579,000, which may be used to offset future federal tax liability, if any. A portion of this credit may be subject to limitations.

NOTE 11.	CREDIT FACILITY

On February 28, 2005, the Company entered into a Credit Agreement with Bank of America, N.A. (the Credit Agreement). The Credit Agreement, as amended, allows the Company to borrow up to $10.0 million at any time under the revolving credit facility, based upon a portion of the Company's eligible accounts receivable. The Credit Agreement also provides for a letter of credit facility within the credit limit of up to $2.0 million. Revolving credit loans under the Credit Agreement bear interest at a rate of the British Bankers Association LIBOR Rate plus 3.5% unless for certain reasons Eurodollar Rate Loans are unavailable, then at a rate in an amount of 2.5% over the higher of the Federal Funds Rate plus 0.5% and Bank of America's prime rate. The Company's obligations under the Credit Agreement are secured by substantially all of the assets of TurboChef and its subsidiaries. The Credit Agreement contains customary affirmative and negative covenants and acceleration provisions. The credit commitment expires on February 28, 2006, and any outstanding indebtedness under the Credit Agreement is due on that date. To date, the Company has not borrowed under the Credit Agreement. The Company is currently negotiating the renewal of a credit facility.

NOTE 12.	PRIVATE PLACEMENT OF SERIES D PREFERRED STOCK AND RELATED EVENTS

On October 28, 2003, the Company completed a private placement of 2,132,650 shares of its convertible preferred stock to OvenWorks, LLLP (“OvenWorks”) and to certain other investors for whom OvenWorks served as nominee. At the time of issuance, the shares of preferred stock issued in the private placement were convertible into an aggregate of 14,217,667 shares of the Company's common stock, which represented approximately 58% of the Company's total equity on a fully diluted, as converted basis (i.e. assuming that all outstanding options, warrants and other rights for the purchase of common stock would have been exercised, and all outstanding shares of all series of the Company's preferred stock would have been converted into common stock). Net proceeds to the Company of $12.6 million were used to satisfy existing obligations and to fund the Company's working capital needs, including product development and manufacturing, sales and marketing and other general corporate purposes.

At December 31, 2003, the Company did not have enough shares of authorized but unissued common stock to permit conversion of all of the shares of this series of preferred stock. Accordingly, this issue of preferred stock was considered redeemable preferred stock until a formal proxy statement was filed to approve the authorization of additional shares of the Company's common stock. Therefore, at December 31, 2003, the Company recorded $12.6 million; the aggregate consideration paid for such shares, as mezzanine equity.

The shares of this series of preferred stock were immediately convertible, and such shares also had beneficial conversion characteristics. In accordance with the guidance of Emerging Issues Task Force (“EITF”) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company recorded $12.6 million as a deemed dividend representing the estimated value of the beneficial conversion feature.

As of December 31, 2004, all of this series of preferred stock had been converted into common stock.

In connection with the private placement, the Company recorded in its 2003 statement of operations a charge of $7.6 million in compensation and severance related to termination of former officers and directors. This charge included $5.6 million for the estimated fair value of non-compete and release agreements with the former Chairman and a member of the board; $916,000 for the estimated fair value of cancellation of notes given by the former Chairman and a member of the board for options exercised and the cancellation of all their outstanding options and $1.1 million as the estimated fair value of severance, including cash and equity compensation, paid to two other officers who were terminated in connection with appointment of new officers and directors resulting from the private placement.

In connection with the private placement, the Company also entered into a Settlement and Release Agreement with Grand Cheer, a principal stockholder of the Company and the holder of the Company's promissory note which was in default. The agreement resolved all claims under the note and Grand Cheer exercised its rights to convert all of its shares of the Company's Series B Preferred Stock, plus all accrued and unpaid dividends thereon, into 674,995 shares of the Company's Common Stock and agreed to reduce from 333,333 to 266,667 the number of shares of the Company's common stock issuable upon exercise of warrants held by Grand Cheer and the Company agreed to pay Grand Cheer $1.2 million in cash from the proceeds of the transaction, and issue to Grand Cheer 217,429 shares of its Common Stock. Grand Cheer also entered into a voting agreement granting its irrevocable proxy with respect to certain transactions to the investor in the private placement. On November 4, 2003 the Company paid Grand Cheer $1.2 million to settle its obligations under the note. The $1.1 million fair value of the aggregate consideration in the exchange in excess of the face value of the obligation was recorded as interest and debt extinguishment costs in the statement of operations for the year ended December 31, 2003.

NOTE 13.	STOCKHOLDERS' EQUITY

Stock Option Plans
The Company has stock option plans that provide for the grant of incentive and nonqualified options to purchase the Company's stock to eligible officers, key employees, directors and consultants. These plans include the 1994 Stock Option Plan (the “1994 Plan”) and 2003 Stock Incentive Plan (the “2003 Plan”). The 1994 Plan, as amended, provided that an aggregate of 2,550,000 shares of the Company's common stock be reserved for grants to eligible participants. The 2003 Plan, as amended, reserved up to 5,333,333 shares of the Company's common stock for issuance to eligible participants. Options awarded under these plans (i) are generally granted at exercise prices equal to or above quoted market prices on the dates of the grant; (ii) generally become exercisable over a period of one to four years; and (iii) generally expire seven or ten years subsequent to award. At December 31, 2005, there was an aggregate maximum of 3.0 million shares available for grant under both of these plans.

In December 2005, in response to SFAS 123R, the Board of Directors of the Company, upon recommendation of its Compensation Committee, approved an acceleration of all unvested options granted to employees and directors under the Company's 2003 Stock Incentive Plan. As a result of the acceleration, options to acquire 1.8 million shares of the Company's common stock became immediately exercisable. The decision to accelerate vesting of these options was made primarily to minimize future compensation expense that the Company would otherwise recognize in its consolidated statements of operations upon the effectiveness of SFAS

123R. As a result of the acceleration, the Company expects to reduce the stock option expense it otherwise would be required to record in connection with accelerated options by approximately $5.7 million in 2006, $2.4 million in 2007 and $800,000 in 2008. In order to prevent unintended personal benefit to the holders of these options, the Board of Directors, upon recommendation of its Compensation Committee, imposed certain restrictions on any shares received through the exercise of accelerated options. These restrictions generally prevent the sale of stock obtained through exercise of an accelerated option prior to the original vesting date. All other provisions of the original option grants remain. Employees who terminate prior to their original vesting date ostensibly receive a benefit from the acceleration of options measured by the differences in the estimated fair value of the options pre- and post-acceleration. The Company’s estimate of the benefit associated with possible future employee terminations is approximately $100,000 and, accordingly, recorded a one-time non-cash compensation charge in the fourth quarter of 2005 as a result of the acceleration.

A summary of stock option activity follows:

	Number of Shares	Weighted Average Exercise Price

Options outstanding at January 1, 2003	1,398,517	$9.24
Options granted	2,262,128	5.40
Options exercised	(33,615)	2.58
Options expired or canceled	(732,057)	11.01
Options outstanding at December 31, 2003	2,894,973	5.91
Options granted	673,333	10.62
Options exercised	(274,363)	4.01
Options expired or canceled	(172,317)	8.01
Options outstanding at December 31, 2004	3,121,626	6.97
Options granted	966,578	12.81
Options exercised	(482,058)	4.38
Options expired or canceled	(82,219)	12.51
Options outstanding at December 31, 2005	3,523,927	8.79

Options exercisable at December 31, 2003	757,973	$6.78
Options exercisable at December 31, 2004	1,246,848	6.53
Options exercisable at December 31, 2005	3,523,927	8.79

The following table summarizes information about the Company's stock options outstanding at December 31, 2005:

	Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$2.58-$5.25	1,639,521	7.68	$5.10
$5.26-$10.35	1,175,567	8.65	9.86
$10.36-$28.50	708,839	8.45	15.57
	3,523,927	8.16	8.79

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

In 2005, the Company recorded compensation expense of $100,000 included in selling, general and administrative expense in connection with options given in payment for consulting services. The number of shares of common stock which can be purchased under these grants were 3,333 and 16,667 exercisable at $15.45 and $11.00, respectively.

Stock Issuances

In April 2003, the Company issued 80,158 and 40,079 shares of common stock as payment of accrued dividends on the Company's Series B and Series C convertible preferred stock, respectively.

In October 2003, the Company issued 92,347 and 45,314 shares of common stock as payment of accrued dividends on the Company's Series B and Series C convertible preferred stock, respectively.

In 2003, the Company issued an aggregate of 45,000 shares of common stock in exchange for services. The fair value of these shares totaled $132,250 and the Company included this compensation charge in selling, general and administrative expense.

In May 2004, the Company completed a private placement of 1,151,209 shares of common stock for aggregate consideration of $10.0 million, or $8.70 per share. A portion of the proceeds from the private placement was used to finance TurboChef's acquisition of Enersyst (see Note 3) with the remainder to be used for working capital and other general corporate purposes.

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

During 2005, the Company exchanged Enersyst preferred membership units for 518,000 shares of common stock. The remaining preferred membership units are exchangeable for 93,000 shares of common stock under the terms of the exchange agreement.

Stock Warrants

At December 31, 2005, warrants remained outstanding for purchase of an aggregate of 163,000 shares of the Company's common stock with a weighted average exercise price of $6.71 and a weighted average remaining contractual life of 6.56 years.

NOTE 14.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office facilities and certain equipment under noncancellable operating leases having original terms ranging from one to eight years. Approximate future minimum rent payments, by year and in the aggregate, under noncancellable operating leases are as follows (in thousands):

Year

2006	$1,130
2007	1,072
2008	997
2009	914
2010	633
Thereafter	1,226
$5,972

Rent expense was approximately $920,000, $473,000, and $271,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Employee Benefit Plan

The Company maintains an employee savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k). The plan covers all employees who meet minimum age and service requirements. Eligible employees may contribute to the plan, subject to certain limitations. The Company may make matching contributions to the plan at its sole discretion. Employees become fully vested with respect to Company contributions after five years of service. The matching contribution for 2005 totaled $150,000. There were no matching contributions made for 2004 or 2003.

NOTE 15.	LITIGATION

Maytag Corporation
The Company filed for arbitration against Maytag Corporation in Dallas, Texas, on February 2, 2001, in connection with a series of contracts for research, development and commercialization of certain technology through a joint, strategic relationship. Hearings before the panel took place during 2005, with the final hearing on October 4, 2005. On March 1, 2006 the panel issued its decision in which it denied all monetary damage and other claims by both parties, except it did order Maytag to assign a fifty-percent interest to TurboChef in ten U.S. patents issued to Maytag.

In May 2002, Maytag filed a complaint in Iowa federal court seeking, among other things, to require that two of the claims originally filed and pending in the Texas arbitration be decided only in a separate arbitration proceeding in Boston, Massachusetts. Maytag’s complaint in the Iowa proceeding also alleges that in a January 2002 press release (and in certain other unidentified statements) the Company publicized false and misleading statements about Maytag’s use of our intellectual property in its residential appliances. Based upon this allegation, Maytag asserts claims that the Company caused false advertising with respect to Maytag’s goods and services, intentionally interfered with Maytag’s prospective business, defamed Maytag and unfairly competed with Maytag. Maytag’s complaint in the Iowa proceeding does not specify the dollar amount of damages sought. In July 2002, the Company filed a motion to dismiss the Maytag complaint or, in the alternative, stay the Iowa proceeding pending resolution of the Texas arbitration. In addition, on December 23, 2002, the Federal Court issued an order staying indefinitely the remainder of Maytag’s claims in the Iowa proceeding, pending the final resolution of the Texas arbitration.

Maytag has also initiated arbitration against the Company in Boston, claiming damages in excess of $1.3 million for failure to pay for ovens. The Company’s financial statements include accounts payable of approximately $1.4 million in connection with this claim. The Company has filed a counterclaim alleging that Maytag breached its warranty and committed fraud and that it has been damaged in an amount in excess of $1.5 million. The Company believes that these claims by Maytag are without merit, and it intends to vigorously defend against Maytag’s allegations. The Company has agreed to a scheduling order with Maytag that contemplates a hearing in the Boston arbitration sometime after the hearing on the Texas arbitration, which occurred in 2005..

Duke Manufacturing Co.

On January 26, 2005, Duke Manufacturing Co. filed a complaint against TurboChef in federal district court in St. Louis, Missouri, but the Company was never served. The complaint sought a declaration that Duke’s speed cook oven products do not violate two of the Company’s patents relating to the use of catalytic converters, and that those patents are invalid. Duke voluntarily dismissed its complaint in March 2005.

Food Automation-Service Techniques, Inc.

On August 8, 2005, Technology Licensing Corporation and Food Automation-Service Techniques, Inc. (“FAST”) filed suit against TurboChef in Federal District Court in Connecticut alleging infringement by the Company’s three commercial oven products of U.S. Patent No. 4,920,948. FAST sought unspecified damages, injunction, attorneys’ fees and costs. In its press release of September 9, 2005, FAST claimed it was seeking damages that could exceed $30 million. TurboChef filed its answer on August 30, 2005, among other things, denying any infringement. Management believes that these claims are without merit and vigorously defended itself. The parties reached agreement to settle the lawsuit effective as of February 21, 2006, the effects of which on 2005 are included in the accompanying financial statements.

The Company is also party to other legal proceedings that have arisen in the ordinary course of our business, but the Company believes an unfavorable outcome of which would not have a material adverse affect on our operating results or future operations.

NOTE 16.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Unaudited quarterly financial information follows (in thousands except per share data):

2005	First	Second	Third	Fourth	Fiscal Year

Total revenues	$20,403	$10,750	$11,814	$9,282	$52,249
Gross profit	7,912	1,220	(2,705)	2,290	8,717
Net income (loss) available to common stockholders	1,521	(5,866)	(16,715)	(7,094)	(28,154)

Basic income (loss) per share	$0.06	$(0.21)	$(0.59)	$(0.25)	$(1.00)
Number of shares used in the computation of basic income (loss) per share	26,589,785	28,193,611	28,525,088	28,598,014	28,034,103

Diluted income (loss) per share	$0.05	$(0.21)	$(0.59)	$(0.25)	$(1.00)

Number of shares used in the computation of diluted income (loss) per share	28,989,040	28,193,611	28,525,088	28,598,014	28,034,103

2004	First	Second	Third	Fourth	Fiscal Year

Total revenues	$946	$2,420	$31,006	$36,522	$70,894
Gross profit	499	1,246	11,704	13,398	26,847
Net (loss) income available to common stockholders	(1,946)	(2,261)	6,419	7,467	9,679

Basic (loss) income per share	$(0.23)	$(0.24)	$0.64	$0.35	$0.79
Number of shares used in the computation of basic (loss) income per share	8,615,656	9,258,823	9,987,607	21,098,010	12,256,686

Diluted (loss) income per share	$(0.23)	$(0.24)	$0.24	$0.27	$0.37

Number of shares used in the computation of diluted (loss) income per share	8,615,656	9,258,823	26,676,983	27,201,127	26,142,101

NOTE 17.	REVENUE BY GEOGRAPHIC AREA

The Company currently derives primarily all its revenues from the sale of ovens. The Company does not have significant assets outside the United States. Revenues by geographic region for each of the three years ended December 31 is as follows:

REGION	2005	2004	2003

	(In thousands)

North America	$41,031	$69,182	$2,096
Europe and Asia/Pacific	11,218	1,712	1,594
Totals	$52,249	$70,894	$3,690