Form 10-Q
period 2006-03-31
TURBOCHEF TECHNOLOGIES INC
filed 2006-05-10
CIK 916545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter ended March 31, 2006

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
(678) 987-1700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒     NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ☐   Accelerated Filer   ☒   Non-Accelerated Filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      YES ☐   NO   ☒

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at May 1, 2006

Common Stock, $0.01 Par Value	28,752,168

TURBOCHEF TECHNOLOGIES, INC.

 PART 1.   FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2006	December 31, 2005

Assets:

Current assets:
Cash and cash equivalents	$33,227	$40,098
Accounts receivable, net of allowance of $221 and $177	6,186	7,314
Other receivables	1,972	2,003
Inventory, net	10,356	10,994
Prepaid expenses	830	724

Total current assets	52,571	61,133

Property and equipment, net	7,088	6,482
Developed technology, net of accumulated amortization of $1,502 and $1,300	6,568	6,770
Goodwill	5,934	5,934
Covenant not-to-compete, net of accumulated amortization of $306 and $166	5,294	5,434
Other assets	276	314

Total assets	$77,731	$86,067

Liabilities and Stockholders' Equity:

Current liabilities:
Accounts payable	$4,420	$6,166
Other payables	1,445	1,445
Accrued expenses	2,550	3,484
Future installments due on covenants not-to-compete	1,302	1,286
Deferred revenue	1,834	2,278
Accrued warranty	1,815	2,482
Deferred rent	247	247

Total current liabilities	13,613	17,388

Future installments due on covenants not-to-compete, non-current	2,395	2,363
Deferred rent, non-current	1,402	1,463
Other liabilities	85	81

Total liabilities	17,495	21,295

Commitments and contingencies

Stockholders' equity:
Preferred stock, $1 par value, authorized 5,000,000 shares, 0 shares issued	--	--
Preferred membership units exchangeable for shares of TurboChef common stock	510	967
Common stock, $.01 par value, authorized 100,000,000 shares, issued 28,744,515 and 28,624,247 shares at March 31, 2006 and December 31, 2005, respectively	287	286
Additional paid-in capital	144,802	143,950
Accumulated deficit	(85,363)	(80,431)

Total stockholders' equity	60,236	64,772

Total liabilities and stockholders' equity	$77,731	$86,067

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended March 31,
	2006	2005

Revenues:
Product sales	$9,107	$19,720
Royalties and services	429	683
Total revenues	9,536	20,403

Costs and expenses:
Cost of product sales	6,637	12,491
Research and development expenses	1,159	1,049
Selling, general and administrative expenses	6,971	5,584
Restructuring charges	(41)	--
Total costs and expenses	14,726	19,124

Operating (loss) income	(5,190)	1,279

Other income (expense):
Interest income	369	263
Interest expense and other	(111)	(21)
	258	242

Net (loss) income	$(4,932)	$1,521

Per share data:
Basic	$(0.17)	$0.06
Diluted	$(0.17)	$0.05

Weighted average number of common shares outstanding:
Basic	28,665,275	26,589,785
Diluted	28,665,275	28,989,040

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(4,932)	$1,521
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	892	501
Amortization of deferred rent	(61)	--
Amortization of deferred loan costs	87	16
Non-cash compensation expense	--	19
Provision for doubtful accounts	45	38
Other	8	--
Changes in operating assets and liabilities:
Restricted cash	--	385
Accounts receivable	1,083	1,161
Inventories	418	(1,160)
Prepaid expenses and other assets	(63)	(1,786)
Accounts payable	(1,753)	(1,146)
Accrued expenses and warranty	(1,599)	(126)
Deferred revenue	(444)	(968)
Net cash used in operating activities	(6,319)	(1,545)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	--	(170)
Purchases of property and equipment, net	(923)	(1,091)
Other	--	119
Net cash used in investing activities	(923)	(1,142)

Cash flows from financing activities:
Issuance of common stock, net	--	54,840
Proceeds from the exercise of stock options and warrants	396	880
Proceeds from notes receivable for stock issuances	--	46
Payment of deferred loan costs	(25)	(156)
Other	--	(2)
Net cash provided by financing activities	371	55,608

Net (decrease) increase in cash and cash equivalents	(6,871)	52,921
Cash and cash equivalents at beginning of period	40,098	12,942
Cash and cash equivalents at end of period	$33,227	$65,863

NON CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in exchange for Enersyst preferred membership units	$457	$5,379

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

TurboChef Technologies, Inc. (the “Company”) was incorporated in 1991 and became a Delaware corporation in 1993. The Company is a leading provider of equipment, technology and services focused on the high speed preparation of food products. The Company's customizable speed cook ovens, the C3, the Tornado and the recently-introduced High h Batch, cook food products at high speeds with food quality comparable, and in many cases superior, to conventional heating methods. Through 2005, the Company's primary markets were with commercial food service operators throughout North America, Europe and Australia and management believes that, for 2005 and prior, the Company operated in one primary business segment. However, during 2005, the Company took several steps designed to take its technologies to residential consumers, including market research, related industrial design research and product development and exploration of distribution channels for a proposed residential oven product line. The launch of the residential product line, planned for 2006, created an additional business segment for the Company.

The condensed consolidated financial statements of the Company as of March 31, 2006 and 2005 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have not been audited by independent registered public accountants. In the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these statements unless significant changes have taken place since the end of the Company's most recent fiscal year. The Company's December 31, 2005 consolidated balance sheet was derived from audited financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, but does not include all disclosures required by GAAP. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the aforementioned Form 10-K. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements include the accounts of TurboChef Technologies, Inc. and its majority-owned and controlled company. Significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For information regarding significant accounting policies, see Note 2 to the Consolidated Financial Statements of the Company for the year ended December 31, 2005, set forth in the Form 10-K.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair values. Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires goodwill and other acquired intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must undergo an impairment test at least annually.  The annual goodwill impairment test, completed in October 2005, determined that the carrying amount of goodwill was not impaired.  As a result of the Company changing its segment reporting as discussed in Note 11, the Company is currently evaluating the impact this change has on its goodwill impairment analysis.  However, the Company does not anticipate a negative impact.

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Currently, acquired developed technology and covenants not-to-compete are both amortized using the straight line method over estimated useful lives of 10 years and the Company recorded $342,000 and $202,000, in the aggregate, of amortization expense for the three months ended March 31, 2006 and 2005 for these long-lived intangible assets. Annual amortization for each of the next five years will approximate $1.4 million.

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

	Three Months Ended March 31,
	2006	2005

Numerator for basic and diluted earnings per share:
Net (loss) income	$(4,932)	$1,521

Denominator:
Denominator for basic income (loss) per share available to common stockholders
Weighted average common shares outstanding	28,665	26,590
Effect of potentially dilutive securities
Preferred membership interests exchangeable for common stock	--	275
Dilutive stock options and warrants	--	2,124
Shares applicable to diluted income (loss) per share available to common stockholders	28,665	28,989

The effect of potentially dilutive stock options and warrants is calculated using the treasury stock method. For the three months ended March 31, 2006 the potentially dilutive securities include options and warrants, convertible into 3.6 million shares of common stock and Enersyst Development Center, LLC (“Enersyst”) preferred membership units exchangeable for 49,000 shares of common stock, all of which were excluded from the calculation of shares applicable to loss per share because their inclusion would have been anti-dilutive. For the three months ended March 31, 2005, there were 85,000 shares of options and warrants excluded from the calculation because the average market price of the Company's stock during the period did not exceed the exercise price of those instruments. However, some or all of these instruments may be potentially dilutive in the future.

STOCK BASED EMPLOYEE COMPENSATION

Effective on January 1, 2006, the Company adopted SFAS 123 (revised 2004), Share-Based Payment, which is a revision of SFAS 123 (SFAS 123R), using the modified prospective method. SFAS 123R requires measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. The fair value of stock option grants is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, (SFAS 123) as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS 148). The fair value of restricted stock awards will be determined based on the number of shares granted and the quoted price of our common stock on the grant date. Such fair values will be recognized as compensation expense over the requisite service period, net of estimated forfeitures, using the accelerated method under SFAS 123R.

In December 2005, in response to SFAS 123R, the Board of Directors of the Company, upon recommendation of its Compensation Committee, approved an acceleration of all unvested options granted to employees and directors under the Company's 2003 Stock Incentive Plan. As a result of the acceleration, options to acquire 1.8 million shares of the Company's common stock became immediately exercisable. The decision to accelerate vesting of these options was made primarily to minimize future compensation expense that the Company would otherwise recognize in its consolidated statements of operations upon the effectiveness of SFAS 123R. As a result of the acceleration, the Company expects to reduce the stock option expense it otherwise would be required to record in connection with accelerated options by approximately $5.7 million in 2006, $2.4 million in 2007 and $800,000 in 2008. The stock-based compensation expense which otherwise would have been reported in net income (loss), has been reflected in pro forma footnote disclosures for periods prior to the adoption of SFAS 123R, as permitted under the provisions of SFAS 123. Accordingly, the adoption of SFAS 123R had no impact on the Company’s financial statements. In connection with the acceleration and in order to prevent unintended personal benefit to the holders of these options, the optionees agreed to certain restrictions on any shares received through the exercise of accelerated options. These restrictions generally prevent the sale of stock obtained through exercise of an accelerated option prior to the original vesting date. All other provisions of the original option grants remain. Employees who terminate prior to their original vesting date ostensibly receive a benefit from the acceleration of options measured by the differences in the estimated fair value of the options pre- and post-acceleration. The Company’s estimate of the benefit associated with possible future employee terminations is approximately $100,000 and, accordingly, recorded a non-cash compensation charge in the fourth quarter of 2005 as a result of the acceleration.

Prior to January 1, 2006, the Company accounted for stock-based awards under the intrinsic value method. Under the intrinsic value method, no compensation expense has been recognized for stock options granted to employees because the exercise prices of employee stock options equals or exceeds the market value of the underlying stock on the dates of grant. The table below presents a reconciliation of the Company's pro forma net income giving effect to the estimated compensation expense related to stock options that would have been reported if the Company utilized the fair value method for the three months ended March 31, 2005 (in thousands, except per share amounts):

Net income:
As reported	$1,521
Total stock-based compensation expense	(1,048)
Pro forma	$473
Net income per share:
Basic:
As reported	$0.06
Pro forma	0.02
Diluted:
As reported	$0.05
Pro forma	0.02

For purposes of computing pro forma net income, the Company estimates the fair value of option grants using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our employee stock options. Additionally, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models may not provide a reliable single measure of the fair value of its stock-based awards.

NOTE 3.  INVENTORY

Inventory consists of the following (in thousands):

	March 31, 2006	December 31, 2005

Parts inventory, net	$6,065	$6,635
Finished goods - ovens	3,779	3,891
Demonstration inventory, net	512	468

	$10,356	$10,994

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

		March 31, 2006	December 31, 2005
	Estimated Useful Lives (Years)
Tooling and equipment	3-7	$4,453	$3,533
Furniture and fixtures	5	1,297	1,465
Leasehold improvements	5-7.5	2,945	2,945
		8,695	7,943
Less accumulated depreciation and amortization		(1,607)	(1,461)
		$7,088	$6,482

NOTE 5.  ACCRUED WARRANTY AND UPGRADE COSTS

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

An analysis of changes in the liability for product warranty claims is as follows for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2006	2005

Balance at beginning of period	$2,482	$2,586
Provision for warranties	946	1,679
Warranty expenditures	(1,613)	(1,447)
Balance at end of period	$1,815	$2,818

NOTE 6.	RESTRUCTURING CHARGES

As reported in Form 10-K, in the fourth quarter of 2005 the Company closed the Commercial segment’s underperforming operation in the Netherlands and re-aligned the resources and cost structure. The closing of the Netherlands operations resulted in restructuring charges of $621,000 including $125,000 of non-cash charges, principally related to impairment of fixed assets. In the first quarter of 2006, the Company negotiated to terminate the lease of the closed facility and recorded a reduction in the restructuring reserve of $41,000. The lease termination payment was made in April 2006 and concludes the restructuring plan initiated in the fourth quarter of 2005.

In accounting for restructuring charges, the Company complied with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.

The following is a summary of restructuring charge activity for the three months ended March 31, 2006 (in thousands):

Lease Termination And Other Related Charges
Balance as of December 31, 2005	$100
Payments	(6)
Adjustments	(41)
Balance as of March 31, 2006	$53

NOTE 7. INCOME TAXES

In preparing its financial statements, the Company estimates income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. In addition, as of March 31, 2006, the Company had net operating losses (“NOLs”) of approximately $69.0 million, of which $30.1 million are subject to annual limitations resulting from the change in control provisions in Section 382 of the Internal Revenue Code. These NOLs begin to expire in 2010. Additionally, the Company has $9.2 million in income tax deductions related to stock option exercises, the tax effect of which will be reflected as a credit to additional paid-in capital when realized. A valuation allowance is recorded to reduce net deferred income tax assets to the amount that is more likely than not to be realized. Based on its history of losses, the Company recorded a valuation allowance as of March 31, 2006, equal to the full amount of net deferred income tax assets including those related to NOLs.

NOTE 8. STOCKHOLDER'S EQUITY

In the three months ended March 31, 2006, the Company exchanged Enersyst preferred membership units for 44,000 shares of common stock. The remaining preferred membership units are exchangeable for 49,000 shares of common stock under the terms of the exchange agreement.

NOTE 9. CREDIT FACILITY

On February 28, 2005, the Company entered into a Credit Agreement with Bank of America, N.A. (the Credit Agreement). The Credit Agreement, as amended (most recently to extend the expiration period to February 28, 2007), allows the Company to borrow up to $10.0 million at any time under the revolving credit facility, based upon a portion of the Company's eligible accounts receivable and inventory. The Credit Agreement contains an accordion feature allowing the Company to borrow up to an additional $10.0 million subject to certain conditions. The Credit Agreement also provides for a letter of credit facility within the credit limit of up to $5.0 million. Revolving credit loans under the Credit Agreement bear interest at a rate of the British Bankers Association LIBOR Rate plus 2.5% unless for certain reasons Eurodollar Rate Loans are unavailable, then at a rate in an amount of 2.5% over the higher of the Federal Funds Rate plus 0.5% and Bank of America's prime rate. The Company's obligations under the Credit Agreement are secured by substantially all of the assets of TurboChef and its subsidiaries. The Credit Agreement contains customary affirmative and negative covenants and acceleration provisions. The credit commitment expires on February 28, 2007, and any outstanding indebtedness under the Credit Agreement is due on that date. To date, the Company has not borrowed under the Credit Agreement.

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

In May 2002, Maytag filed a complaint in Iowa federal court seeking, among other things, to require that two of the claims originally filed and pending in the Texas arbitration be decided only in a separate arbitration proceeding in Boston, Massachusetts. Maytag’s complaint in the Iowa proceeding also alleges that in a January 2002 press release (and in certain other unidentified statements) the Company publicized false and misleading statements about Maytag’s use of our intellectual property in its residential appliances. Based upon this allegation, Maytag asserts claims that the Company caused false advertising with respect to Maytag’s goods and services, intentionally interfered with Maytag’s prospective business, defamed Maytag and unfairly competed with Maytag. Maytag’s complaint in the Iowa proceeding does not specify the dollar amount of damages sought. The Company intends to vigorously defend itself against these claims.

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

NOTE 11.  SEGMENT INFORMATION AND CUSTOMER CONCENTRATIONS

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the way in which public companies are to disclose certain information about operating segments in their financial reports.  It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

Through 2005, the Company's primary markets were with commercial food service operators throughout North America, Europe and Australia and management believes that, for 2005 and prior, the Company historically operated in one business segment. During 2005, the Company took several steps designed to take its technologies to residential consumers, including market research, related industrial design research and product development and exploration of distribution channels for a proposed residential oven product line. The launch of the residential product line, planned for 2006, created an additional business segment for the Company.  Consequently, the Company revised and restated the segment reporting to more closely align with how the Company is now managed by the Chief Operating Decision Maker.  The results from operations are now reported using two reportable operating segments:   Commercial and Residential. The Commercial segment includes operations of the historical business excluding corporate expenses, defined below, other income (expense) and income taxes. The Residential segment includes costs related to the development and the anticipated launch of the residential product line.

The accounting policies of the operating segments are the same as those described in Summary of Significant Accounting Policies. The Chief Operating Decision Maker evaluates performance of the segments based on operating income. Costs excluded from this profit measure primarily consist of corporate expenses, other income (expense) and income taxes. Corporate expenses are primarily comprised of corporate overhead expenses. Thus, operating income includes only the costs that are directly attributable to the operations of the individual segment. The Company does not currently account for or report to the Chief Operating Decision Maker its assets or capital expenditures by segments.

Information about the Company’s operations by operating segment follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Commercial:
Revenues	$9,536	$20,403
Net (loss) income	(1,124)	5,032
Residential:
Revenues	$--	$--
Net (loss)	(1,815)	(923)
Corporate:
Revenues	$--	$--
Net (loss)	(1,993)	(2,588)
Totals:
Revenues	$9,536	$20,403
Net (loss) income	(4,932)	1,521

Through March 31, 2006, the Company currently derives all its revenues from the sale of ovens in the Commercial segment. The Company does not have significant assets outside of the United States. Commercial segment revenues by geographic region for the three months ended March 31 is as follows (in thousands):

REGION
	2006	2005

North America	$7,119	$16,015
Europe and Asia	2,417	4,388
Totals	$9,536	$20,403

The Company is generally subject to the financial condition of commercial food service operators and related equipment providers; however, management does not believe that there is significant credit risk with respect to trade receivables. On March 8, 2004, the Company announced that it had reached agreement with Subway Restaurants to be the exclusive supplier of rapid cook ovens to more than 20,000 Subway franchisees worldwide. TurboChef commenced the system-wide delivery of ovens to Subway restaurants in the U.S. during the third quarter of 2004. For the years ended December 31, 2005 and 2004, 58% and 91% of the Company's sales were made to Subway. For the three months ended March 31, 2006 and 2005, 44% and 81%, respectively, of the Company's sales were made to Subway. As of March 31, 2006, 25% of the outstanding accounts receivable were related to two customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

TurboChef Technologies, Inc. is a leading provider of equipment, technology and services focused on the high-speed preparation of food products for the speed cook sector of the commercial cooking equipment market. Our user-friendly speed cook ovens employ proprietary combinations of heating technologies such as convection, air impingement, microwave energy and other advanced methods to cook food products at high speeds with food quality that we believe to be comparable or superior to that of conventional heating methods. We currently offer three commercial ovens: the C3 oven, the Tornado oven and, introduced in the second quarter of 2005, our High h Batch oven. We are working to develop new ovens for the commercial cooking equipment market and to introduce speed cook ovens to the residential marketplace in 2006.

We currently derive revenue primarily from the sale of our ovens to commercial foodservice operators throughout North America, Europe and Australia. In North America we sell our equipment through our internal sales force as well as through manufacturer's representatives. In Europe and Australia we utilize a network of equipment distributors. We are working to expand the market for our commercial ovens in Latin America and Asia. We also derive revenues from licensing our technologies to food service equipment manufacturers. Through 2005, our primary markets were with commercial food service operators throughout North America, Europe and Australia and management believes that, for 2005 and prior, the Company operated in one primary business segment. However, during 2005, we took several steps designed to take our technologies to residential consumers, including market research, related industrial design research and product development and exploration of distribution channels for a proposed residential oven product line. The launch of the residential product line, planned for 2006, created an additional business segment for the Company.

We believe it is important to our success that we continue to sell to our existing base of commercial customers to meet their expansion or replacement needs, while at the same time extending that customer base by concentrating our internal sales efforts on major foodservice operators and by supporting our networks of manufacturer’s representatives and equipment distributors. We must strive to do that while maintaining a cost structure for our products and controlling our operating expenses to provide a satisfactory return on sales. We must compete effectively in the marketplace on the basis of price, quality and product performance, and we must meet market demand through development and improvement of our speed cook ovens and introduction of new oven products. These same marketplace and product development factors will apply to our achieving success with the 2006 launch of our residential speed cook oven products; however, the residential market is new to us and there may be factors important to our success that are unknown to us at present.

Our financial results in 2006 as compared to 2005 reflect our efforts to continue to perform under our supply agreement with the Subway system, expand our non-Subway customer base, and develop and launch our residential oven and market strategy. Sales to Subway franchisees during the equipment rollout supporting their toasting initiative resulted in concentrated revenues and income in the quarters ended September 30, 2004, December 31, 2004 and, to a lesser extent, March 31, 2005. In 2005, we substantially completed the initial rollout with delivery of ovens to international Subway locations. However, the Subway relationship has and should continue to be a meaningful contributor to future revenues. Demand for equipment will continue from this major customer as new Subway restaurants are opened and existing restaurants seek additional ovens. In 2005, we focused our sales efforts on expanding our customer base and during 2006, we will continue to focus on generating revenues from other foodservice establishments, increasing the profitability of commercial products, introducing our residential oven products and developing enabling strategies.

The following sets forth, as a percentage of revenue, consolidated statements of operations data for the three months ended March 31:

	2006		2005

Revenues	100%		100%
Cost of product sales	70		61
Research and development expenses	12		5
Selling, general and administrative expenses	73		28
Restructuring charges	--		--
Total costs and expenses	155		94

Operating (loss) income	(55)		6
Interest income	4		1
Interest expense and other	(1)		--
Total other income, net	3		1
Net (loss) income	(52	) %	7%

We have observed the following trends and events that are likely to have an impact on our financial condition and results of operations in the future:

•
During 2004, we commenced the rollout of our Tornado oven to Subway franchisees. We substantially completed the rollout in the first quarter of 2005. Subway sales accounted for 44% and 81% of our total revenues during the three months ended March 31, 2006 and 2005, respectively. We expect Subway to be a meaningful contributor to future revenues.

•
During the three months ended March 31, 2006, our non-Subway product sales increased $1.8 million, or 55%, over the comparable period in 2005. We expect our non-Subway revenue to continue to increase in 2006. No single customer, other than Subway, accounted for more than 10% of our total first quarter 2006 revenues. As our customer base continues to grow, we expect our customer concentration levels to decline.

•
Beginning in 2005, we experienced an increase in our cost of product sales as a percentage of revenue (and gross margin percentage deterioration). The deterioration is primarily due to an increase in warranty charges and, to a lesser extent, increases in component pricing. In 2005, we experienced an increase of 5% in our Tornado oven bill of materials due to increases in component pricing, primarily the result of increased stainless steel pricing. Additionally, we experienced increased freight and handling costs. In 2006, we expect gross profit percentages to improve as we anticipate no recurrence of product performance issues causing material warranty related charges, and we believe gross profit percentages will benefit from a favorable sales mix as we continue expansion of our customer base and as our recently instituted price increases take full effect in early 2006.

•	During the first quarter of 2006, we continued to invest in the development of our residential oven and commercial ovens and expect this trend to continue throughout 2006.

•
During the first quarter of 2006, we increased our selling, general and administrative expenses by $1.4 million over the comparable period in 2005. We continue to expect an increase in 2006, primarily due to increased marketing costs related to the residential product launch.

Based on our analysis of the aforementioned trends and events, we expect to continue to generate net losses on a quarterly basis during 2006 primarily due to our continued investment in the residential product launch. Our future results will be affected by many factors, some of which are identified below and in Item 1A of our Annual Report on Form 10-K, including our ability to:

•	increase our Subway and non-Subway revenue;

•	reduce our product warranty charges;

•	successful residential product line launch;

•	manage costs related to the residential product launch.

As a result, there is no assurance that we will achieve our expected financial objectives.

Application of Critical Accounting Policies

Below is a discussion of our critical accounting policies. For a complete discussion of our significant accounting policies, see the footnotes to the financial statements included in our 2005 annual report on Form 10-K. These policies are critical to the portrayal of our financial condition and/or are dependent on subjective or complex judgments, assumptions and estimates. If actual results differ significantly from management's estimates and projections, then there could be a significant impact on the financial statements. The impact of changes in key assumptions may not be linear. Our management has reviewed the application of these policies with the audit committee of our board of directors.

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

Stock-Based Compensation and Other Equity Instruments

Effective on January 1, 2006, we adopted SFAS 123R using the modified prospective method. SFAS 123R requires measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. The fair value of stock option grants is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, (SFAS 123) as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS 148). The fair value of restricted stock awards will be determined based on the number of shares granted and the quoted price of our common stock on the grant date. Such fair values will be recognized as compensation expense over the requisite service period, net of estimated forfeitures, using the accelerated method under SFAS 123R.

In December 2005, in response to SFAS 123R, the Board of Directors of the Company, upon recommendation of its Compensation Committee, approved an acceleration of all unvested options granted to employees and directors under the Company's 2003 Stock Incentive Plan. As a result of the acceleration, options to acquire 1.8 million shares of our common stock became immediately exercisable. The decision to accelerate vesting of these options was made primarily to minimize future compensation expense that we would otherwise recognize in its consolidated statements of operations upon the effectiveness of SFAS 123R. As a result of the acceleration, we expect to reduce the stock option expense it otherwise would be required to record in connection with accelerated options by approximately $5.7 million in 2006, $2.4 million in 2007 and $800,000 in 2008. The stock-based compensation expense which otherwise would have been reported in net income (loss), has been reflected in pro forma footnote disclosures for periods prior to the adoption of SFAS 123R, as permitted under the provisions of SFAS 123. Accordingly, the adoption of SFAS 123R had no impact on our financial statements. In connection with the acceleration and in order to prevent unintended personal benefit to the holders of these options, the optionees agreed to certain restrictions on any shares received through the exercise of accelerated options. These restrictions generally prevent the sale of stock obtained through exercise of an accelerated option prior to the original vesting date. All other provisions of the original option grants remain. Employees who terminate prior to their original vesting date ostensibly receive a benefit from the acceleration of options measured by the differences in the estimated fair value of the options pre- and post-acceleration. Our estimate of the benefit associated with possible future employee terminations is approximately $100,000 and, accordingly, recorded a non-cash compensation charge in the fourth quarter of 2005 as a result of the acceleration.

Prior to January 1, 2006, the Company accounted for stock-based awards under the intrinsic value method. Under the intrinsic value method, no compensation expense has been recognized for stock options granted to employees because the exercise prices of employee stock options equals or exceeds the market value of the underlying stock on the dates of grant. In the notes to our financial statements we provide pro forma disclosures in accordance with SFAS No. 123 and related pronouncements.

Further, any new grants will be subject to the provision of SFAS 123R.

Foreign Exchange

For the three months ended March 31, 2006 and 2005, approximately 25% and 22%, respectively, of our revenues were derived from sales outside of the United States. The 2006 sales are all denominated in US dollars and a portion of the 2005 sales and subsequent accounts receivable and less than 10% of selling, general and administrative expenses for the three months ended March 31, 2006 and 2005 are denominated in foreign currencies, principally in Euros. At this time, we do not engage in any foreign exchange hedging activities.

Deferred Income Taxes

In preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. In addition, as of March 31, 2006, we have net operating losses (“NOLs”) of approximately $69.0 million, of which $30.1 million are subject to annual limitations resulting from the change in control provisions in Section 382 of the Internal Revenue Code. These NOLs begin to expire in 2010. Additionally, we have $9.2 million in income tax deductions related to stock option exercises, the tax effect of which will be reflected as a credit to additional paid-in capital when realized.

We currently have significant deferred tax assets, including those resulting from NOLs, tax credit carryforwards and deductible temporary differences. We provide a full valuation allowance against our net deferred tax assets. Management weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in past years. Despite our profitability in 2004 and our future plans and prospects, we have continued to maintain a full valuation allowance on our net tax benefits until profitability has been sustained over a time period and in amounts that are sufficient to support a conclusion that it is more likely than not that a portion or all of the deferred tax assets will be realized. A decrease in our valuation allowance would result in an immediate material income tax benefit, an increase in total assets and stockholder’s equity, and could have a significant impact on earnings in future periods.

Commitments and Contingencies

We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, Accounting for Contingencies. We define a loss contingency as a condition involving uncertainty as to a possible loss related to a previous event that will not be resolved until one or more future events occur or fail to occur. Our primary loss contingencies relate to pending or threatened litigation. We record a liability for a loss contingency when we believe that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. When we believe the likelihood of a loss is less than probable and more than remote, we do not record a liability but we disclose material loss contingencies in the notes to the consolidated financial statements. We make these assessments based on facts and circumstances and in some instances based in part on the advice of outside legal counsel.

Segment Information

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the way in which public companies are to disclose certain information about operating segments in their financial reports.  It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

Through 2005, our primary markets were with commercial food service operators throughout North America, Europe and Australia and management believes that, for 2005 and prior, the Company historically operated in one business segment. During 2005, we took several steps designed to take our technologies to residential consumers, including market research, related industrial design research and product development and exploration of distribution channels for a proposed residential oven product line. The launch of the residential product line, planned for 2006, created an additional business segment for the Company.  Consequently, we revised and restated the segment reporting to more closely align with how the Company is now managed by the Chief Operating Decision Maker.  The results from operations are now reported using two reportable operating segments:   Commercial and Residential. The Commercial segment includes operations of the historical business excluding corporate expenses, defined below, other income (expense) and income taxes. The Residential segment includes costs related to the development and the anticipated launch of the consumer product line.

The accounting policies of the operating segments are the same as those described in Summary of Significant Accounting Policies. The Chief Operating Decision Maker evaluates performance of the segments based on operating income. Costs excluded from this profit measure primarily consist of corporate expenses, other income (expense) and income taxes. Corporate expenses are primarily comprised of corporate overhead expenses. Thus, operating income includes only the costs that are directly attributable to the operations of the individual segment. The Company does not currently account for or report to the Chief Operating Decision Maker its assets or capital expenditures by segments.

Results of Operations

Revenues

We currently derive sales, cost of product sales and gross profit from our Commercial segment. Total revenues decreased 53%, or $10.9 million, to $9.5 million for the three months ended March 31, 2006 as compared to $20.4 million for the comparable period in 2005. The fluctuation in total revenues from 2005 to 2006 is attributable to the initial system-wide rollout of our Tornado model oven to Subway franchisees which commenced in 2004 and was substantially completed in the first quarter of 2005. In 2006, increased oven sales to other customers combined with increased sales of parts and consumables accounted for an increase of $1.8 million in product revenues, but did not offset the reduced sales to Subway following completion of the initial rollout. Subway sales accounted for 44% of our revenue in the first quarter of 2006 and 81% for the comparable period in 2005. The Subway rollout was, in our opinion, unusual in several respects. The Subway system comprises one of the largest foodservice operations in the U.S. Additionally, a rollout of such magnitude would not typically be completed over such a short time. Subway will continue to be an important contributor to our revenues as we supply ovens for new stores and as existing stores evaluate their needs for additional ovens. We expect continued growth in commercial oven sales as we expand our customer base. However, we do not expect future transactions with large foodservice operators to impact the timing and magnitude of oven sales in the same way the Subway transaction has done.

Royalty and services revenue, which consists principally of revenue from licensing our technology to third parties, was $429,000 for the three months ended March 31, 2006 as compared to $683,000 for the comparable period in 2005. We expect further diminution in services revenue as the resources which generate this revenue are repurposed to support our commercial oven business and to benefit our residential speed cook oven initiative.

Cost of Product Sales and Gross Profit

We currently derive sales, cost of product sales and gross profit from our Commercial segment. Cost of product sales for the three months ended March 31, 2006 was $6.6 million, a decrease of $5.9 million, compared to $12.5 million for the comparable period in 2005. The variability in cost of product sales was due primarily to the number of ovens sold. We experienced increases in 2005 in costs related to materials and component parts, primarily stainless steel, and in freight and handling charges which have increased our cost of manufacturing. In 2006, we also have increased our provision for estimated warranty expenses as compared to 2005 based on experience to date. Much of our sales volume is presently based on contracts with somewhat fixed pricing which constrains our ability to pass on these increased manufacturing costs. We instituted price increases late in 2005 for our non-contract customers and we have reached agreement with our major contract customers on price increases expected to be fully effective by mid-2006 that will help mitigate these increased costs. These factors coupled with the expected lower overall margins on sales to Subway franchisees resulted in increased cost of product sales as a percentage of related product sales from the three months ended March 31, 2005 to the comparable period in 2006.

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

Gross profit on product sales for the three months ended March 31, 2006 was $2.5 million, a decrease of $4.7 million, compared to gross profit on product sales of $7.2 million for the comparable period in 2005. The variability in the gross profit on product sales was due primarily to the number of ovens sold. Gross profit on product sales as a percentage of product sales revenue decreased due to increased upward pressures on material and component parts pricing, freight and handling costs, increases in the provision for estimated warranty costs, and volume pricing on sales to major contract customers. Barring any future warranty charges in excess of reserves provided and barring continued pricing pressures on materials and components, we expect improvement in gross margins on commercial oven sales as the impact of price adjustments take effect and as the sales mix shifts to include relatively fewer sales from lower margin contracts.

Research and Development

We currently incur research and development expenditures in our Commercial and Residential segments. Research and development expenses consist primarily of payroll and benefits, consulting services paid to third parties, supplies, facilities and other administrative costs for support of the engineers, scientists and other research and development personnel who design, develop, test and enhance our ovens and oven-related services. Research and development costs are expensed as incurred.

Research and development expenses increased 11%, or $110,000, to $1.2 million for the three months ended March 31, 2006 as compared to $1.1 million for the comparable period in 2005. The increase was attributable to an expanded scope of research activities related to the development of our new residential speed cook ovens in our Residential segment, offset by a nominal decrease in research and development expenditures in our Commercial segment.

The following table quantifies the net increase in research and development expenses over periods presented (in thousands):

Increase (Decrease) in Research and Development Expenses 2006 to 2005
Payroll and related expenses	$124
General and administrative expenses	16
Design, prototype and other related expenses	(30)
Total increase	$110

We believe that research and development expenses for 2006 will exceed 2005 levels, as we continue our development efforts for residential speed cook ovens and related products and for new commercial ovens planned for introduction in late 2006 or early 2007.

Selling, General and Administrative

Selling, general and administrative expenses, or SG&A, consist primarily of payroll and related costs; variable commissions and bonuses for personnel and third-party representatives engaged in sales functions; marketing, advertising and promotional expenses; legal and professional fees; travel; communications; facilities; insurance and other administrative expenses; depreciation of furniture, fixtures and equipment and amortization of intangible assets. These expenses are incurred to support our sales and marketing activities and our executive, finance, legal, business applications, human resources and other administrative functions.

SG&A expenses increased 25%, or $1.4 million to $7.0 million for the three months ended March 31, 2006 as compared to $5.6 million for the comparable period in 2005. These increases were due to the required expansion of operations to support the level of sales activity stemming primarily from the Subway relationship, increased activity driven by non-Subway related business and, most recently, the residential oven initiative. Payroll and related expenses increased by $693,000, net, due to increased headcount primarily in our Commercial segment. Depreciation and amortization expense increased $391,000 related to leasehold improvements and furniture, fixtures and equipment in the new facilities and, to a lesser extent, increased amortization related to the acquisition of technology assets. Rent and occupancy costs increased $319,000 attributable to the Commerial Segment operations center in Dallas, Texas, which opened in June 2005. Selling, marketing and related expenses increased $497,000, primarily due to increased marketing and advertising expenses in the Residential segment related to the launch of our new residential oven, offset by a reduction in marketing and advertising expenses in our Commercial segment. Legal and professional fees decreased $463,000 due to the resolution of certain litigation.

The following table quantifies the net increase in general and administrative expenses for the periods presented (in thousands):

Increase (Decrease) in General and Administrative Expenses 2006 to 2005
Payroll and related expenses	$693
Depreciation and amortization	391
Rent and occupancy costs	319
Selling, marketing and related expenses	497
Legal and professional fees	(463)
Other	(50)

Total increase	$1,387

For the remainder of 2006, we expect to augment our SG&A infrastructure in our Residential segment in contemplation of the launch of our residential speed cook oven products as the marketing and promotion plans are finalized and the product launch is executed; however, the extent of the investment required to launch this new product in, what will be to us, a new market is difficult to quantify. We also expect increased sales and marketing expenses in 2006 in our Commercial segment as compared to 2005 due to an expected increase in commissions as a result of higher forecasted sales and an increase the volume of sales generated by our networks of manufacturer’s representatives and food equipment distributors.

Restructuring Charges

In the fourth quarter of 2005, we closed the Commercial segment’s underperforming operation in the Netherlands and re-aligned the resources and cost structure. The closing of the Netherlands operations resulted in restructuring charges of $621,000 including $125,000 of non-cash charges, principally related to impairment of fixed assets. In the first quarter of 2006, the Company negotiated to terminate the lease of the closed facility and recorded a reduction in the restructuring reserve of $41,000. The lease termination payment was made in April 2006 and concludes the restructuring plan initiated in the fourth quarter of 2005.

Net Other Income

Net other income for the three months ended March 31, 2006 was $258,000 as compared to $242,000 for the comparable period in 2005.

Liquidity and Capital Resources

Our capital requirements in connection with our product and technology development and marketing efforts have been significant. In light of the planned launch in 2006 of our residential speed cook ovens, the capital requirements for these efforts likely will continue to be significant.

Our management anticipates that current cash on hand, including the balance of the proceeds of our public offering, provide sufficient liquidity for us to execute our business plan and expand our business as needed in the near term. Additionally, we renewed our credit facility with Bank of America through February 28, 2007. This facility provides stand-by credit availability to augment the cash flow anticipated from operations. However, should the launch of our residential speed cook oven products or a significant increase in demand for commercial products engender significant expansion of our operations, we may require additional capital in future periods.

Cash used in operating activities was $6.3 million for the three months ended March 31, 2006 as compared to $1.5 million for the comparable period in 2005. Net cash used in operating activities for the three months ended March 31, 2006 resulted from our net loss of $(4.9) million less non-cash charges of $1.0 million (primarily deprecation and amortization), offset by an increased investment in working capital of $2.4 million. The change in working capital items included cash used to reduce trade payables and accrued expenses and warranty. Net cash provided by operating activities for the three months ended March 31, 2005 resulted from our net income of $1.5 million plus non-cash charges of $574,000 (principally depreciation and amortization) offset by an increased investment in working capital of $3.6 million.

Cash used in investing activities for the three months ended March 31, 2006 was $923,000 compared to $1.1 million for the comparable period in 2005. Net cash used in investing activities resulted principally from capital expenditures in tooling and equipment for our Residential segment. We anticipate capital expenditures of approximately $4.0 million during 2006, including anticipated capital expenditures in connection with the introduction of our residential oven. We anticipate funding these expenditures from working capital.

Cash provided by financing activities for the three months ended March 31, 2006 was $371,000 compared to $55.6 million for the comparable period in 2005. In 2005, we received net proceeds of $54.8 million from a public offering of our common stock.

At March 31, 2006, we had cash and cash equivalents of $33.2 million and working capital of $39.0 million as compared to cash and cash equivalents of $40.1 million and working capital of $43.7 million at December 31, 2005.

Contractual Cash Obligations

As of March 31, 2006, our future contractual cash obligations are as follows (in thousands):

	Payments Due By Period
	Total	April - December 2006	2007	2008	2009	2010	Thereafter

Installment Payments for Covenants Not-to-Compete	$4,000	$1,333	$1,333	$1,334	$--	$--	$--
Operating Leases	5,491	813	1,024	949	866	613	1,226

Total	$9,491	$2,146	$2,357	$2,283	$866	$613	$1,226

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, see Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Dated: May 10, 2006