Form 10-Q
period 2006-06-30
TURBOCHEF TECHNOLOGIES INC
filed 2006-08-09
CIK 916545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter ended June 30, 2006

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

Large Accelerated Filer   ☐   Accelerated Filer   ☒   Non-Accelerated Filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      YES  ☐   NO    ☒

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at August 1, 2006
Common Stock, $0.01 Par Value	28,797,525

TURBOCHEF TECHNOLOGIES, INC.

 PART 1.   FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
	June 30, 2006	December 31, 2005
Assets:

Current assets:
Cash and cash equivalents	$28,307	$40,098
Accounts receivable, net of allowance of $273 and $177	6,079	7,314
Other receivables	1,945	2,003
Inventory, net	9,568	10,994
Prepaid expenses	742	724
Total current assets	46,641	61,133

Property and equipment, net	8,222	6,482
Developed technology, net of accumulated amortization of $1,704 and $1,300	6,366	6,770
Goodwill	5,934	5,934
Covenant not-to-compete, net of accumulated amortization of $446 and $166	5,154	5,434
Other assets	250	314

Total assets	$72,567	$86,067

Liabilities and Stockholders’ Equity:

Current liabilities:
Accounts payable	$4,007	$6,166
Other payables	1,445	1,445
Accrued expenses	3,374	3,484
Future installments due on covenants not-to-compete	1,318	1,286
Deferred revenue	1,331	2,278
Accrued warranty	1,386	2,482
Deferred rent	247	247
Total current liabilities	13,108	17,388

Future installments due on covenants not-to-compete, non-current	2,428	2,363
Deferred rent, non-current	1,340	1,463
Other liabilities	89	81

Total liabilities	16,965	21,295

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1 par value, authorized 5,000,000 shares, 0 shares issued	—	—
Preferred membership units exchangeable for shares of TurboChef common stock	425	967
Common stock, $.01 par value, authorized 100,000,000 shares, issued 28,795,230 and 28,624,247 shares at June 30, 2006 and December 31, 2005, respectively	288	286
Additional paid-in capital	145,239	143,950
Accumulated deficit	(90,350)	(80,431)
Total stockholders’ equity	55,602	64,772

Total liabilities and stockholders’ equity	$72,567	$86,067

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues:
Product sales	$10,165	$10,233	$19,272	$29,953
Royalties and services	329	517	758	1,200
Total revenues	10,494	10,750	20,030	31,153

Costs and expenses:
Cost of product sales	7,270	9,530	13,907	22,021
Research and development expenses	991	1,123	2,150	2,172
Selling, general and administrative expenses	7,502	6,265	14,432	11,849
Total costs and expenses	15,763	16,918	30,489	36,042

Operating loss	(5,269)	(6,168)	(10,459)	(4,889)

Other income (expense):
Interest income	355	406	724	669
Interest expense and other	(73)	(104)	(184)	(125)
	282	302	540	544
Net loss	$(4,987)	$(5,866)	$(9,919)	$(4,345)

Per share data:
Net loss per share - basic and diluted	$(0.17)	$(0.21)	$(0.35)	$(0.16)
Weighted average number of common shares outstanding - basic and diluted:	28,765,080	28,193,611	28,715,846	27,412,638

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(9,919)	$(4,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,822	1,027
Amortization of deferred rent	(122)	—
Amortization of deferred loan costs and non-cash interest	153	58
Non-cash compensation expense	96	100
Provision for doubtful accounts	180	53
Other	8	45
Changes in operating assets and liabilities, net of effects of acquisition:
Restricted cash	—	2,512
Accounts receivable	1,056	2,530
Inventories	1,007	(2,824)
Prepaid expenses and other assets	47	(2,186)
Accounts payable	(2,167)	(2,140)
Accrued expenses and warranty	(1,200)	(226)
Deferred revenue	(948)	(1,039)
Net cash used in operating activities	(9,987)	(6,435)

Cash flows from investing activities:
Purchases of property and equipment, net	(2,433)	(2,039)
Acquisition of business, net of cash acquired	—	(192)
Other	—	119
Net cash used in investing activities	(2,433)	(2,112)

Cash flows from financing activities:
Issuance of common stock, net	—	54,839
Proceeds from the exercise of stock options and warrants	654	2,782
Proceeds from notes receivable for stock issuances	—	46
Payment of deferred loan costs	(25)	(156)
Other	—	(3)
Net cash provided by financing activities	629	57,508

Net (decrease) increase in cash and cash equivalents	(11,791)	48,961
Cash and cash equivalents at beginning of period	40,098	12,942
Cash and cash equivalents at end of period	$28,307	$61,903

NON CASH INVESTING AND FINANCING ACTIVITIES:

Landlord funded leasehold improvements	$—	$1,832
Issuance of common stock in exchange for Enersyst preferred membership units	542	5,384

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$201
Cash paid for interest	24	20

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

TurboChef Technologies, Inc. (the “Company”) was incorporated in 1991 and became a Delaware corporation in 1993. The Company is a leading provider of equipment, technology and services focused on the high speed preparation of food products. The Company's customizable speed cook ovens, the C3, the Tornado and the High h Batch, cook food products at high speeds with food quality comparable, and in many cases superior, to conventional heating methods. Through 2005, the Company's primary markets were with commercial food service operators throughout North America, Europe and Australia and management believes that, for 2005 and prior, the Company operated in one primary business segment. However, during 2005, the Company took several steps designed to take its technologies to residential consumers, including market research, related industrial design research and product development and exploration of distribution channels for a proposed residential oven product line. The launch of the residential product line, planned for Fall-2006, created an additional business segment for the Company.

The condensed consolidated financial statements of the Company as of June 30, 2006 and 2005 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have not been audited by independent registered public accountants. In the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these statements unless significant changes have taken place since the end of the Company's most recent fiscal year. The Company's December 31, 2005 consolidated balance sheet was derived from audited financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, but does not include all disclosures required by GAAP. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the aforementioned Form 10-K. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

REVENUE RECOGNITION

Revenue from product sales is recognized when substantially all obligations relating to a sale are completed. For most sales, substantially all obligations are complete at the time of shipment to the customer because the customer has assumed the installation responsibility or the sale is made to the customer's designated agent. If the terms of a sale should require installation, the revenue cycle is substantially complete after installation has occurred, accordingly, in such cases revenue is recognized once the installation is complete. Revenue for the sale of replacement parts and accessories is recognized upon shipment to the customer. Royalty revenues are recognized based on the sales dates of licensees' products and services revenues are recorded based on attainment of scheduled performance milestones. Certain customers may purchase extended warranty coverage for a one-year period. Revenue from these extended warranties is deferred and recognized in product sales on a straight-line basis over the extended warranty term.

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

COST OF PRODUCT SALES

Cost of product sales is calculated based upon the cost of the oven, the cost of any accessories supplied with the oven, an allocation of cost for applicable delivery, duties and taxes and a reserve for warranty. Cost of product sales also includes labor, parts and payments to third party service agents in connection with fulfilling extended warranty contracts. On the extended warranty contracts the Company compares the expected warranty expenditures to the deferred revenue over the remaining life of the contract and if the expenditures are anticipated to be greater than the remaining deferred revenue the Company records a charge to cost of product sales for the difference. Cost of product sales does not include any cost allocation for administrative and technical support services required to deliver or install the oven or an allocation of costs associated with the quality control of the Company's contract manufacturers. These costs are recorded within selling, general and administrative expenses. Cost of product sales also does not attribute any allocation of compensation or general and administrative expenses to royalty and services revenues.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair values. Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires goodwill and other acquired intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must undergo an impairment test at least annually.  The annual goodwill impairment test, completed in October 2005, determined that the carrying amount of goodwill was not impaired.  In conjunction with the Company changing its segment reporting as discussed in Note 11, the Company is in the process of updating the goodwill impairment analysis and does not anticipate any impairment.

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Currently, acquired developed technology and covenants not-to-compete are both amortized using the straight-line method over estimated useful lives of 10 years and the Company recorded $342,000 and $684,000, in the aggregate, of amortization expense for the three and six months ended June 30, 2006 and $202,000 and $404,000 for the three and six months ended June 30, 2005 for these long-lived intangible assets. Annual amortization for each of the next five years will approximate $1.4 million.

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

The effect of potentially dilutive stock options and warrants is calculated using the treasury stock method. For the three and six months ended June 30, 2006 the potentially dilutive securities include options, warrants and restricted stock units, convertible into 3.6 million shares of common stock and Enersyst Development Center, LLC (“Enersyst”) preferred membership units exchangeable for 41,000 shares of common stock, all of which were excluded from the calculation of shares applicable to loss per share because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2005 the potentially dilutive securities included options and warrants, which were convertible into 3.4 million shares of common stock and Enersyst preferred membership units exchangeable for 93,000 shares of common stock, all of which were excluded from the calculation of shares applicable to loss per share because their inclusion would have been anti-dilutive.

STOCK BASED EMPLOYEE COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, a revision of SFAS No. 123 (SFAS No. 123R), using the modified prospective method. SFAS No. 123R requires measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. The fair value of stock option grants is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation , (SFAS No. 123) as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS No. 148). The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of our common stock on the grant date. Such fair values will be recognized as compensation expense over the requisite service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123R.

In December 2005, in response to SFAS No. 123R, the Board of Directors of the Company, upon recommendation of its Compensation Committee, approved an acceleration of all unvested options granted to employees and directors under the Company's 2003 Stock Incentive Plan. As a result of the acceleration, options to acquire 1.8 million shares of the Company's common stock became immediately exercisable. The decision to accelerate vesting of these options was made primarily to minimize future compensation expense that the Company would otherwise recognize in its consolidated statements of operations upon the effectiveness of SFAS No. 123R. As a result of the acceleration, the Company expects to reduce the stock option expense it otherwise would be required to record in connection with accelerated options by approximately $5.7 million in 2006, $2.4 million in 2007 and $800,000 in 2008. The stock-based compensation expense which otherwise would have been reported in net loss, has been reflected in pro forma footnote disclosures for periods prior to the adoption of SFAS No. 123R, as permitted under the provisions of SFAS No. 123. Accordingly, the adoption of SFAS No. 123R had no impact on the Company's financial statements for stock based awards issued prior to January 1, 2006. In connection with the acceleration and in order to prevent unintended personal benefit to the holders of these options, the optionees agreed to certain restrictions on any shares received through the exercise of accelerated options. These restrictions generally prevent the sale of stock obtained through exercise of an accelerated option prior to the original vesting date. All other provisions of the original option grants remain. Employees who terminate prior to their original vesting date ostensibly receive a benefit from the acceleration of options measured by the differences in the estimated fair value of the options pre- and post-acceleration. The Company's estimate of the benefit associated with possible future employee terminations is approximately $100,000 and, accordingly, recorded a non-cash compensation charge in the fourth quarter of 2005 as a result of the acceleration.

Prior to January 1, 2006, the Company accounted for stock-based awards under the intrinsic value method. Under the intrinsic value method, no compensation expense was recognized for stock options granted to employees because the exercise prices of employee stock options equaled or exceeded the market value of the underlying stock on the dates of grant. The table below presents a reconciliation of the Company's pro forma net income giving effect to the estimated compensation expense related to stock options that would have been reported if the Company utilized the fair value method for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss:
As reported	$(5,866)	$(4,345)
Total stock–based compensation expense	(1,297)	(2,345)
Pro forma	$(7,163)	$(6,690)
Net income per share – basic and diluted:
As reported	$(0.21)	$(0.16)
Pro forma	(0.25)	(0.24)

For purposes of computing pro forma net income, the Company estimated the fair value of option grants using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our employee stock options. Additionally, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models may not provide a reliable single measure of the fair value of its stock-based awards.

During the three months ended June 30, 2006, the Company issued 49,000 restricted stock units to certain employees and non-employee members of the board of directors in May 2006 with a weighted average fair value of $13.08 per restricted stock unit and an aggregate fair value of $640,000. The fair value of these awards was based upon the market price of the underlying common stock as of the date of grant. 40,000 of these awards vest at the end of a two year period, with the remaining awards vesting over a one year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, these shares could vest earlier in the event of a change in control, merger or other acquisition, or upon termination for disability or death. The shares of common stock will be issued at vesting. Selling, general and administrative expenses for the three and six months ended June 30, 2006, includes $96,000 recognized as stock-based compensation expense for these awards. The unvested portion of these restricted stock awards represents $550,000 with a remaining weighted average life of 1.9 years.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109.  This interpretation clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements.  The interpretation would require the Company to review all tax positions accounted for in accordance with SFAS No. 109 and apply a more-likely-than-not recognition threshold.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  Subsequent recognition, de-recognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date.  FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of this statement to have a material effect on the financial position or results of operation.

NOTE 3.  INVENTORY

Inventory consists of the following (in thousands):

	June 30, 2006	December 31, 2005
Parts inventory, net	$5,973	$6,635
Finished goods - ovens	3,171	3,891
Demonstration inventory, net	424	468
	$9,568	$10,994

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	Estimated Useful Lives (Years)	June 30, 2006	December 31, 2005
Tooling and equipment	3-7	$5,961	$3,533
Furniture and fixtures	5	1,299	1,465
Leasehold improvements	5-7.5	2,945	2,945
		10,205	7,943
Less accumulated depreciation and amortization		(1,983)	(1,461)
		$8,222	$6,482

NOTE 5.  ACCRUED WARRANTY

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

An analysis of changes in the liability for product warranty claims is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance at beginning of period	$1,815	$2,818	$2,482	$2,586
Provision for warranties	514	917	1,460	2,596
Warranty expenditures	(943)	(3,162)	(2,556)	(4,609)
Other adjustments to provision for warranties	—	2,772	—	2,772

Balance at end of period	$1,386	$3,345	$1,386	$3,345

NOTE 6.  RESTRUCTURING CHARGES

As reported in Form 10-K, in the fourth quarter of 2005 the Company closed the Commercial segment's underperforming operation in the Netherlands and re-aligned the resources and cost structure. The closing of the Netherlands operations resulted in restructuring charges in the fourth quarter of 2005 of $621,000 including $125,000 of non-cash charges, principally related to impairment of fixed assets. In the first quarter of 2006, the Company negotiated to terminate the lease of the closed facility and recorded a reduction in the restructuring reserve of $41,000, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The lease termination payment was made in April 2006 and concludes the restructuring plan initiated in the fourth quarter of 2005.

In accounting for restructuring charges, the Company complied with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.

The following is a summary of restructuring charge activity for the three and six months ended June 30, 2006 (in thousands):

Lease Termination And Other Related Charges
Balance as of December 31, 2005	$100
Payments	(6)
Adjustments	(41)
Balance as of March 31, 2006	$53
Payments	(53)
Balance as of June 30, 2006	$—

NOTE 7. INCOME TAXES

In preparing its financial statements, the Company estimates income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. In addition, as of June 30, 2006, the Company had net operating losses (“NOLs”) of approximately $75.0 million, of which $28.8 million are subject to annual limitations resulting from the change in control provisions in Section 382 of the Internal Revenue Code. These NOLs begin to expire in 2010. Additionally, the Company has $9.4 million in income tax deductions related to stock option exercises, the tax effect of which will be reflected as a credit to additional paid-in capital when realized. A valuation allowance is recorded to reduce net deferred income tax assets to the amount that is more likely than not to be realized. Based on its history of losses, the Company recorded a valuation allowance as of June 30, 2006, equal to the full amount of net deferred income tax assets including those related to NOLs.

NOTE 8. STOCKHOLDER'S EQUITY

For the three and six months ended June 30, 2006, the Company exchanged Enersyst preferred membership units for 8,000 and 52,000 shares of common stock, respectively. The remaining preferred membership units are exchangeable for 41,000 shares of common stock under the terms of the exchange agreement.

The Company issued 49,000 restricted stock units to certain employees and non-employee members of the board of directors in May 2006.

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

In May 2002, Maytag filed a complaint in Iowa federal court seeking, among other things, to require that two of the claims originally filed and pending in the Texas arbitration be decided only in a separate arbitration proceeding in Boston, Massachusetts. Maytag’s complaint in the Iowa proceeding also alleged that in a January 2002 press release (and in certain other unidentified statements) the Company publicized false and misleading statements about Maytag’s use of the Company’s intellectual property in its residential appliances. Based upon this allegation, Maytag asserted claims that the Company caused false advertising with respect to Maytag’s goods and services, intentionally interfered with Maytag’s prospective business, defamed Maytag and unfairly competed with Maytag. Maytag’s complaint in the Iowa proceeding did not specify the dollar amount of damages sought. On May 15, 2006, Maytag and TurboChef filed a stipulation for voluntary dismissal of Maytag’s complaint in Iowa federal court.

Maytag has also initiated arbitration against the Company in Boston, claiming damages in excess of $1.3 million for failure to pay for ovens. The Company’s financial statements include accounts payable of approximately $1.4 million in connection with this claim. The Company has filed a counterclaim alleging that Maytag breached its warranty and committed fraud and that it has been damaged in an amount in excess of $1.5 million. The Company believes that these claims by Maytag are without merit, and it intends to vigorously defend against Maytag’s allegations. We have agreed to a scheduling order with Maytag that contemplates a hearing in the Boston arbitration sometime in late 2006. The parties have agreed to stay the proceedings temporarily to permit them mutually to seek an alternative resolution of the dispute.

Food Automation-Service Techniques, Inc.

On August 8, 2005, Technology Licensing Corporation and Food Automation-Service Techniques, Inc. (“FAST”) filed suit against TurboChef in Federal District Court in Connecticut alleging infringement by the Company’s three commercial oven products of U.S. Patent No. 4,920,948. FAST sought unspecified damages, injunction, attorneys’ fees and costs. In its press release of September 9, 2005, FAST claimed it was seeking damages that could exceed $30 million. TurboChef filed its answer on August 30, 2005, among other things, denying any infringement. Management believes that these claims are without merit and vigorously defended itself. The parties reached agreement to settle the lawsuit effective as of February 21, 2006, the results of which were recorded in the prior year.

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

Through 2005, the Company's primary markets were with commercial food service operators throughout North America, Europe and Australia and management believes that, for 2005 and prior, the Company historically operated in one business segment. During 2005, the Company took several steps designed to take its technologies to residential consumers, including market research, related industrial design research and product development and exploration of distribution channels for a proposed residential oven product line. The launch of the residential product line, planned for Fall-2006, created an additional business segment for the Company.  Consequently, the Company revised and restated the segment reporting to more closely align with how the Company is now managed by the Chief Operating Decision Maker.  The results from operations are now reported using two reportable operating segments:   Commercial and Residential. The Commercial segment includes operations of the historical business excluding corporate expenses, defined below, other income (expense) and income taxes. The Residential segment includes costs related to the development and the anticipated launch of the residential product line.

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

Information about the Company's operations by operating segment follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Commercial:
Revenues	$10,494	$10,750	$20,030	$31,153
Net (loss) income	(957)	(2,399)	(2,081)	2,633
Residential:
Revenues	$—	$—	$—	$—
Net loss	(2,145)	(1,005)	(3,960)	(1,928)
Corporate:
Revenues	$—	$—	$—	$—
Net loss	(1,885)	(2,462)	(3,878)	(5,050)
Totals:
Revenues	$10,494	$10,750	$20,030	$31,153
Net loss	(4,987)	(5,866)	(9,919)	(4,345)

Through June 30, 2006, the Company currently derives all its revenues from the sale of ovens in the Commercial segment. The Company does not have significant assets outside of the United States. Commercial segment revenues by geographic region for the three and six months ended June 30 is as follows (in thousands):

REGION	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
North America	$8,665	$8,007	$15,784	$24,022
Europe and Asia	1,829	2,743	4,246	7,131
Totals	$10,494	$10,750	$20,030	$31,153

The Company is generally subject to the financial condition of commercial food service operators and related equipment providers; however, management does not believe that there is significant credit risk with respect to trade receivables. On March 8, 2004, the Company announced that it had reached agreement with Subway Restaurants to be the exclusive supplier of rapid cook ovens to more than 20,000 Subway franchisees worldwide. TurboChef commenced the system-wide delivery of ovens to Subway restaurants in the U.S. during the third quarter of 2004. For the years ended December 31, 2005 and 2004, 58% and 91% of the Company's sales were made to Subway. For the three months ended June 30, 2006 and 2005, 44% and 48% of the Company's sales were made to Subway, respectively. For the six months ended June 30, 2006 and 2005, 44% and 70% of the Company's sales were made to Subway, respectively. As of June 30, 2006, 12% of the outstanding accounts receivable was related to one customer.

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

We currently derive revenue primarily from the sale of our ovens to commercial foodservice operators throughout North America, Europe and Australia. In North America we sell our equipment through our internal sales force as well as through manufacturer's representatives. In Europe and Australia we utilize a network of equipment distributors. We are working to expand the market for our commercial ovens in Latin America and Asia. We also derive revenues from licensing our technologies to food service equipment manufacturers. Through 2005, our primary markets were with commercial food service operators throughout North America, Europe and Australia and management believes that, for 2005 and prior, the Company operated in one primary business segment. However, during 2005, we took several steps designed to take our technologies to residential consumers, including market research, related industrial design research and product development and exploration of distribution channels for a proposed residential oven product line. The launch of the residential product line, planned for Fall-2006, created an additional business segment for the Company.

We believe it is important to our success that we continue to sell to our existing base of commercial customers to meet their expansion or replacement needs, while at the same time extending that customer base by concentrating our internal sales efforts on major foodservice operators and by supporting our networks of manufacturer's representatives and equipment distributors. We must strive to do that while maintaining a cost structure for our products and controlling our operating expenses to provide a satisfactory return on sales. We must compete effectively in the marketplace on the basis of price, quality and product performance, and we must meet market demand through development and improvement of our speed cook ovens and introduction of new oven products. These same marketplace and product development factors will apply to our achieving success with the Fall-2006 launch of our residential speed cook oven products; however, the residential market is new to us and there may be factors important to our success that are unknown to us at present.

Our financial results in 2006 as compared to 2005 reflect our efforts to continue to perform under our supply agreement with the Subway system, expand our non-Subway customer base, and develop and launch our residential oven and market strategy. Sales to Subway franchisees during the equipment rollout supporting their toasting initiative resulted in concentrated revenues and income in the quarters ended September 30, 2004, December 31, 2004 and, to a lesser extent, March 31, 2005. In 2005, we substantially completed the initial rollout with delivery of ovens to international Subway locations. However, the Subway relationship has been and should continue to be a meaningful contributor to future revenues. Demand for equipment will continue from this major customer as new Subway restaurants are opened and existing restaurants seek additional ovens. In 2005, we focused our sales efforts on expanding our customer base and during 2006, we will continue to focus on generating revenues from other foodservice establishments, increasing the profitability of commercial products, introducing our residential oven products and developing enabling strategies.

The following sets forth, as a percentage of revenue, consolidated statements of operations data for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	100%	100%	100%	100%
Cost of product sales	69	89	69	71
Research and development expenses	9	10	11	7
Selling, general and administrative expenses	72	58	72	38
Total costs and expenses	150	157	152	116

Operating loss	(50)	(57)	(52)	(16)
Interest income	3	4	4	2
Interest expense and other	(1)	(1)	(1)	—
Total other income, net	2	3	3	2
Net loss	(48)%	(54)%	(49)%	(14)%

We have observed the following trends and events that are likely to have an impact on our financial condition and results of operations in the future:

·
During 2004, we commenced the rollout of our Tornado oven to Subway franchisees. We substantially completed the rollout in the first quarter of 2005. Subway sales accounted for 44% and 48% of our total revenues during the three months ended June 30, 2006 and 2005, respectively. Subway sales accounted for 44% and 70% of our total revenues during the six months ended June 30, 2006 and 2005, respectively. We expect Subway to be a meaningful contributor to future revenues.

·
During the three months ended June 30, 2006, our non-Subway product sales increased $450,000, or 9%, over the comparable period in 2005. During the six months ended June 30, 2006, our non-Subway product sales increased $2.2 million, or 27%, over the comparable period in 2005. We expect our non-Subway revenue to continue to increase in 2006. No single customer, other than Subway, accounted for more than 10% of our total second quarter 2006 revenues. As our customer base continues to grow, we expect our customer concentration levels to decline.

·
Beginning in 2005, we experienced an increase in our cost of product sales as a percentage of revenue (and gross margin percentage deterioration). The deterioration is primarily due to an increase in warranty charges and, to a lesser extent, increases in component pricing. In 2005, we experienced an increase of approximately 5% in our Tornado oven bill of materials due to increases in component pricing, primarily the result of increased stainless steel pricing. Additionally, we experienced increased freight and handling costs. In 2006, we expect gross profit percentages to improve as we anticipate no recurrence of product performance issues causing material warranty related charges, and we believe gross profit percentages will benefit from a favorable sales mix as we continue expansion of our customer base and as our recently instituted price increases take full effect in early 2006.

·	During the second quarter of 2006, we continued to invest in the development of our residential oven and commercial ovens and expect this trend to continue throughout 2006.

·
During the three months ended June 30, 2006, we increased our selling, general and administrative expenses by $1.2 million over the comparable period in 2005. During the six months ended June 30, 2006, we increased our selling, general and administrative expenses by $2.6 million over the comparable period in 2005. We continue to expect an increase in 2006, primarily due to increased marketing costs related to the residential product launch.

Based on our analysis of the aforementioned trends and events, we expect to continue to generate net losses on a quarterly basis during 2006 primarily due to our continued investment in the residential product launch. Our future results will be affected by many factors, some of which are identified below and in Item 1A of our Annual Report on Form 10-K, including our ability to:

·	increase our Subway and non-Subway revenue;

·	reduce our product warranty charges;

·	successfully launch our residential product line;

·	manage costs related to the residential product launch.

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

Revenue Recognition

Revenue from product sales is recognized when title and risk of loss are transferred to the customer, substantially all obligations relating to a sale are completed, prices are fixed or determinable and collection of the related receivable is reasonably assured. For most sales, substantially all obligations are complete at the time of shipment to the customer because the customer has assumed the installation responsibility or the sale is made to the customer's designated agent. If the terms of a sale should require installation, the revenue cycle is substantially complete after installation has occurred; accordingly, in such cases revenue is recognized once the installation is complete. Revenue for sales of replacement parts and accessories is recognized upon shipment to the customer. Royalty revenues are recognized based on the sales dates of licensees' products, and services revenues are recorded based on attainment of scheduled performance milestones. Certain customers may purchase extended warranty coverage for a one-year period. Revenue from sales of extended warranties is deferred and recognized in product sales on a straight-line basis over the term of the extended warranty contract.

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

Cost of Product Sales

Cost of product sales is calculated based upon the cost of the oven, the cost of any accessories supplied with the oven, an allocation of cost for applicable delivery, duties and taxes and a reserve for warranty. Cost of product sales also includes labor, parts and payments to third party service agents in connection with fulfilling extended warranty contracts. On the extended warranty contracts the Company compares the expected warranty expenditures to the deferred revenue over the remaining life of the contract and if the expenditures are anticipated to be greater than the remaining deferred revenue the Company records a charge to cost of product sales for the difference. Cost of product sales does not include any cost allocation for administrative and technical support services required to deliver or install the oven or an allocation of costs associated with the quality control of the Company's contract manufacturers. These costs are recorded within selling, general and administrative expenses. Cost of product sales also does not attribute any allocation of compensation or general and administrative expenses to royalty and services revenues.

Product Warranty

We warrant our ovens against defects in material and workmanship for a period of one year from the date of installation. Anticipated future warranty costs are estimated based upon historical experience and are recorded in the periods ovens are sold. Periodically, our warranty reserve is reviewed to determine if the reserve is sufficient to cover the estimated repair costs associated with the remaining ovens under warranty. Because warranty estimates are forecasts that are based on the best available information, claims cost may differ from amounts provided, and these differences may be material.

At this time, we believe that, based upon historical data, the current warranty reserve is sufficient to cover the estimate of associated costs. If warranty costs trend higher, we would need to record a higher initial reserve as well as reserve the estimated amounts necessary to cover all ovens remaining under warranty. Any such additional reserves would be charged to cost of goods sold and could have a material effect on our financial statements.

Stock-Based Compensation and Other Equity Instruments

Effective January 1, 2006, we adopted SFAS 123R using the modified prospective method. SFAS 123R requires measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. The fair value of stock option grants is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation , (SFAS 123) as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS 148). The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of our common stock on the grant date. Such fair values will be recognized as compensation expense over the requisite service period, net of estimated forfeitures, using the straight-line method under SFAS 123R.

In December 2005, in response to SFAS 123R, the Board of Directors of the Company, upon recommendation of its Compensation Committee, approved an acceleration of all unvested options granted to employees and directors under the Company's 2003 Stock Incentive Plan. As a result of the acceleration, options to acquire 1.8 million shares of our common stock became immediately exercisable. The decision to accelerate vesting of these options was made primarily to minimize future compensation expense that we would otherwise recognize in our consolidated statements of operations upon the effectiveness of SFAS 123R. As a result of the acceleration, we expect to reduce the stock option expense we otherwise would be required to record in connection with accelerated options by approximately $5.7 million in 2006, $2.4 million in 2007 and $800,000 in 2008. The stock-based compensation expense which otherwise would have been reported in net income (loss), has been reflected in pro forma footnote disclosures for periods prior to the adoption of SFAS 123R, as permitted under the provisions of SFAS 123. Accordingly, the adoption of SFAS 123R had no impact on our financial statements for stock awards issued prior to January 1, 2006. In connection with the acceleration and in order to prevent unintended personal benefit to the holders of these options, the optionees agreed to certain restrictions on any shares received through the exercise of accelerated options. These restrictions generally prevent the sale of stock obtained through exercise of an accelerated option prior to the original vesting date. All other provisions of the original option grants remain. Employees who terminate prior to their original vesting date ostensibly receive a benefit from the acceleration of options measured by the differences in the estimated fair value of the options pre- and post-acceleration. Our estimate of the benefit associated with possible future employee terminations is approximately $100,000 and, accordingly, we recorded a non-cash compensation charge in the fourth quarter of 2005 as a result of the acceleration.

Prior to January 1, 2006, we accounted for stock-based awards under the intrinsic value method. Under the intrinsic value method, no compensation expense was recognized for stock options granted to employees because the exercise prices of employee stock options equaled or exceeded the market value of the underlying stock on the dates of grant. In the notes to our financial statements we provide pro forma disclosures in accordance with SFAS No. 123 and related pronouncements.

During the three months ended June 30, 2006, we issued 49,000 restricted stock units to certain employees and non-employee members of the board of directors in May 2006 with a weighted average fair value of $13.08 per restricted stock unit and an aggregate fair value of $640,000. The fair value of these awards was based upon the market price of the underlying common stock as of the date of grant. 40,000 of these awards vest at the end of a two year period, with the remaining awards vesting over a one year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, these shares could vest earlier in the event of a change in control, merger or other acquisition, or upon termination for disability or death. The shares of common stock will be issued at vesting. Selling, general and administrative expenses for the three and six months ended June 30, 2006, includes $96,000 recognized as stock-based compensation expense for these awards. The unvested portion of these restricted stock awards represents $550,000 with a remaining weighted average life of 1.9 years.

Foreign Exchange

For the three months ended June 30, 2006 and 2005, approximately 17% and 26%, respectively, of our revenues were derived from sales outside of the United States. For the six months ended June 30, 2006 and 2005, approximately 21% and 23%, respectively, of our revenues were derived from sales outside of the United States. The 2006 sales are all denominated in US dollars and a portion of the 2005 sales and subsequent accounts receivable and less than 10% of selling, general and administrative expenses for the three and six months ended June 30, 2006 and 2005 are denominated in foreign currencies, principally in Euros. At this time, we do not engage in any foreign exchange hedging activities.

Deferred Income Taxes

In preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. In addition, as of June 30, 2006, we have net operating losses (“NOLs”) of approximately $75.0 million, of which $28.8 million are subject to annual limitations resulting from the change in control provisions in Section 382 of the Internal Revenue Code. These NOLs begin to expire in 2010. Additionally, we have $9.4 million in income tax deductions related to stock option exercises, the tax effect of which will be reflected as a credit to additional paid-in capital when realized.

We currently have significant deferred tax assets, including those resulting from NOLs, tax credit carryforwards and deductible temporary differences. We provide a full valuation allowance against our net deferred tax assets. Management weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in past years. Despite our profitability in 2004 and our future plans and prospects, we have continued to maintain a full valuation allowance on our net tax benefits until profitability has been sustained over a time period and in amounts that are sufficient to support a conclusion that it is more likely than not that a portion or all of the deferred tax assets will be realized. A decrease in our valuation allowance would result in an immediate material income tax benefit, an increase in total assets and stockholder's equity, and could have a significant impact on earnings in future periods.

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

Through 2005, our primary markets were with commercial food service operators throughout North America, Europe and Australia and management believes that, for 2005 and prior, the Company historically operated in one business segment. During 2005, we took several steps designed to take our technologies to residential consumers, including market research, related industrial design research and product development and exploration of distribution channels for a proposed residential oven product line. The launch of the residential product line, planned for Fall-2006, created an additional business segment for the Company.  Consequently, we revised and restated the segment reporting to more closely align with how the Company is now managed by the Chief Operating Decision Maker.  The results from operations are now reported using two reportable operating segments:   Commercial and Residential. The Commercial segment includes operations of the historical business excluding corporate expenses, defined below, other income (expense) and income taxes. The Residential segment includes costs related to the development and the anticipated launch of the consumer product line.

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

Results of Operations

Revenues

We currently derive all sales, cost of product sales and gross profit from our Commercial segment. For the three months ended June 30, 2006, total revenues decreased 2%, or $256,000, to $10.5 million as compared to $10.8 million for the comparable period in 2005. For the six months ended June 30, 2006, total revenues decreased 36%, or $11.1 million, to $20.0 million as compared to $31.1 million for the comparable period in 2005. The fluctuation in total revenues from 2005 to 2006 is attributable to the initial system-wide rollout of our Tornado model oven to Subway franchisees which commenced in 2004 and was substantially completed in the first quarter of 2005. For the three and six months ended June 30, 2006, increased oven sales to other customers combined with increased sales of parts and consumables accounted for an increase of $450,000 and $2.2 million in product revenues, respectively, but did not offset the reduced sales to Subway following completion of the initial rollout. Subway sales accounted for 44% of our revenue in each of the three- and six-month periods ended June 30, 2006 and 48% and 70% for the comparable periods in 2005, respectively. The Subway rollout was, in our opinion, unusual in several respects. The Subway system comprises one of the largest foodservice operations in the U.S. Additionally, a rollout of such magnitude would not typically be completed over such a short time. Subway will continue to be an important contributor to our revenues as we supply ovens for new stores and as existing stores evaluate their needs for additional ovens. We expect continued growth in commercial oven sales as we expand our customer base. However, we do not expect future transactions with large foodservice operators to impact the timing and magnitude of oven sales in the same way the Subway transaction has done.

Royalty and services revenue, which consists principally of revenue from licensing our technology to third parties, was $329,000 and $758,000 for the three and six months ended June 30, 2006, respectively, as compared to $517,000 and $1.2 million for the comparable periods in 2005. We expect further diminution in services revenue as the resources which generate this revenue are repurposed to support our commercial oven business and to benefit our residential speed cook oven initiative.

Cost of Product Sales and Gross Profit

We currently derive all sales, cost of product sales and gross profit from our Commercial segment. For the three months ended June 30, 2006, cost of product sales was $7.3 million, a decrease of $2.2 million, compared to $9.5 million for the comparable period in 2005. For the six months ended June 30, 2006, cost of product sales was $13.9 million, a decrease of $8.1 million, compared to $22.0 million for the comparable period in 2005. The variability in cost of product sales was due primarily to the number of ovens sold and to a $2.8 million increase to our warranty provision recorded in the second quarter of 2005. We experienced increases in 2005 in costs related to materials and component parts, primarily stainless steel, and in freight and handling charges which have increased our cost of manufacturing. In 2006, we also have increased our provision for estimated warranty expenses on new ovens sold as compared to 2005 based on experience to date. Additionally, in the second quarter of 2006, we experienced higher costs in our extended warranty program. Much of our sales volume is presently based on contracts with somewhat fixed pricing which constrains our ability to pass on these increased manufacturing costs. We instituted price increases late in 2005 for our non-contract customers and we have reached agreement with our major contract customers on price increases, now fully in effect, that will help mitigate these increased costs. Excluding the $2.8 million increase to our warranty provision recorded in the second quarter of 2005, these factors coupled with the expected lower overall margins on sales to major contract customers resulted in increased cost of product sales as a percentage of related product sales for the three and six months ended June 30, 2006 to the comparable periods in 2005.

For the three months ended June 30, 2006, gross profit on product sales was $2.9 million, an increase of $2.2 million, compared to gross profit on product sales of $700,000 for the comparable period in 2005. For the six months ended June 30, 2006, gross profit on product sales was $5.4 million, a decrease of $2.5 million, compared to gross profit on product sales of $7.9 million for the comparable period in 2005. The variability in the gross profit on product sales was due primarily to the number of ovens sold and to a $2.8 million increase to our warranty provision recorded in the second quarter of 2005. Gross profit on product sales as a percentage of product sales revenue, excluding the effects of the $2.8 million increase in our warranty provision recorded in the second quarter of 2005, decreased due to increased upward pressures on material and component parts pricing, freight and handling costs, increases in the provision for estimated warranty costs, volume pricing on sales to major contract customers and increased costs related to our extended warranty program. Barring any future warranty charges in excess of reserves provided and barring any continued pricing pressures on materials and components, we expect improvement in gross margins on commercial oven sales as the impact of price adjustments take effect and as the sales mix shifts to include relatively fewer sales from lower margin contracts.

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

For the three months ended June 30, 2006, research and development expenses decreased 12%, or $132,000, to $1.0 million as compared to $1.1 million for the comparable period in 2005. The decrease was equally attributable to decreased research and development expenditures in both our Commercial and Residential segments. For the six months ended June 30, 2006, research and development expenses decreased nominally. The net decrease was attributable to a nominal decrease in research and development expenditures in our Commercial segment, offset by an expanded scope of research activities related to the development of our new residential speed cook ovens in our Residential segment.

The following table quantifies the net increase in research and development expenses over periods presented (in thousands):

	Increase (Decrease) in Research and Development Expenses for the Three Months Ended June 30, 2006 to 2005	Increase (Decrease) in Research and Development Expenses for the Six Months Ended June 30, 2006 to 2005
Payroll and related expenses	$120	$244
General and administrative expenses	(64)	(48)
Design, prototype and other related expenses	(188)	(218)
Total decrease	$(132)	$(22)

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

SG&A expenses increased 20%, or $1.2 million to $7.5 million for the three months ended June 30, 2006 as compared to $6.3 million for the comparable period in 2005. These increases were due to increased activity driven by non-Subway related business and the residential oven initiative. Payroll and related expenses increased by $937,000, net, due to increased headcount primarily in our Commercial segment. Depreciation and amortization expense increased $404,000 related to leasehold improvements and furniture, fixtures and equipment in the new facilities and, to a lesser extent, increased amortization related to the acquisition of technology assets. Rent and occupancy costs increased $121,000 attributable to the Commercial Segment operations center in Dallas, Texas, which opened in June 2005. Selling, marketing and related expenses increased $779,000, primarily due to increased marketing and advertising expenses in the Residential segment related to the launch of our new residential oven, offset by a reduction in marketing and advertising expenses in our Commercial segment. Legal and professional fees decreased $979,000 due to the resolution of certain litigation.

SG&A expenses increased 22%, or $2.6 million to $14.4 million for the six months ended June 30, 2006 as compared to $11.8 million for the comparable period in 2005. These increases were due to the increased activity driven by non-Subway related business and the residential oven initiative. Payroll and related expenses increased by $1.6 million, net, due to increased headcount primarily in our Commercial segment. Depreciation and amortization expense increased $795,000 related to leasehold improvements and furniture, fixtures and equipment in the new facilities and, to a lesser extent, increased amortization related to the acquisition of technology assets. Rent and occupancy costs increased $440,000 attributable to the Commercial Segment operations center in Dallas, Texas, which opened in June 2005. Selling, marketing and related expenses increased $1.3 million, primarily due to increased marketing and advertising expenses in the Residential segment related to the launch of our new residential oven, offset by a reduction in marketing and advertising expenses in our Commercial segment. Legal and professional fees decreased $1.4 million due to the resolution of certain litigation. In the fourth quarter of 2005, we closed the Commercial segment's underperforming operation in the Netherlands and re-aligned the resources and cost structure. The closing of the Netherlands operations resulted in restructuring charges in the fourth quarter of 2005 of $621,000 including $125,000 of non-cash charges, principally related to impairment of fixed assets. In the first quarter of 2006, the Company negotiated to terminate the lease of the closed facility and recorded a reduction in the restructuring reserve of $41,000. The lease termination payment was made in April 2006 and concludes the restructuring plan initiated in the fourth quarter of 2005.

The following table quantifies the net increase in general and administrative expenses for the periods presented (in thousands):

	Increase (Decrease) in General and Administrative Expenses for the Three Months Ended June 30, 2006 to 2005	Increase (Decrease) in General and Administrative Expenses for the Six Months Ended June 30, 2006 to 2005
Payroll and related expenses	$937	$1,630
Depreciation and amortization	404	795
Rent and occupancy costs	121	440
Selling, marketing and related expenses	779	1,296
Legal and professional fees	(979)	(1,442)
Restructuring charges	—	(41)
Other	(25)	(95)
Total increase	$1,237	$2,583

For the remainder of 2006, we expect to augment our SG&A infrastructure in our Residential segment in contemplation of the launch of our residential speed cook oven products as the marketing and promotion plans are finalized and the product launch is executed; however, the extent of the investment required to launch this new product in, what will be to us, a new market is difficult to quantify. We also expect increased sales and marketing expenses in 2006 in our Commercial segment as compared to 2005 due to an expected increase in commissions as a result of higher forecasted sales and an increase in the volume of sales generated by our networks of manufacturer's representatives and food equipment distributors.

Net Other Income

Net other income for the three and six months ended June 30, 2006 was $282,000 and $540,000 as compared to $302,000 and $544,000 for the comparable periods in 2005, respectively.

Liquidity and Capital Resources

Our capital requirements in connection with our product and technology development and marketing efforts have been significant. In light of the planned launch in Fall-2006 of our residential speed cook ovens, the capital requirements for these efforts likely will continue to be significant.

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

Cash used in operating activities was $10.0 million for the six months ended June 30, 2006 as compared to $6.4 million for the comparable period in 2005. Net cash used in operating activities for the six months ended June 30, 2006 resulted from our net loss of $(9.9) million less non-cash charges of $2.1 million (primarily deprecation and amortization), offset by an increased investment in working capital of $2.2 million. The change in working capital items included cash used to reduce trade payables and accrued expenses and warranty. Net cash used in operating activities for the six months ended June 30, 2005 resulted from our net loss of $(4.3) million plus non-cash charges of $1.3 million (principally depreciation and amortization) offset by an increased investment in working capital of $3.4 million.

Cash used in investing activities for the six months ended June 30, 2006 was $2.4 million compared to $2.1 million for the comparable period in 2005. Net cash used in investing activities resulted principally from capital expenditures in tooling and equipment for our Residential segment. We anticipate capital expenditures of approximately $4.0 million during 2006, including anticipated capital expenditures in connection with the introduction of our residential oven. We anticipate funding these expenditures from working capital.

Cash provided by financing activities for the six months ended June 30, 2006 was $629,000 compared to $57.5 million for the comparable period in 2005. In 2005, we received net proceeds of $54.8 million from a public offering of our common stock.

At June 30, 2006, we had cash and cash equivalents of $28.3 million and working capital of $33.5 million as compared to cash and cash equivalents of $40.1 million and working capital of $43.7 million at December 31, 2005.

Contractual Cash Obligations

As of June 30, 2006, our future contractual cash obligations are as follows (in thousands):

	Payments Due By Period
	Total	July - December 2006	2007	2008	2009	2010	Thereafter
Installment Payments for Covenants Not-to-Compete	$4,000	$1,333	$1,333	$1,334	$—	$—	$—
Operating Leases	5,236	544	1,035	952	866	613	1,226

Total	$9,236	$1,877	$2,368	$2,286	$866	$613	$1,226

In addition, we are contingently liable for additional consideration aggregating $8.0 million that may become payable in connection with the Global asset acquisition. The purchase agreement provides that nearly-equal installments of $2.6 million are payable over the next three years provided that applications for a specific number of patents are delivered within 18 months of the transaction's closing. We are unable to predict the resolution of these contingencies with certainty and will record such consideration if and when they are resolved. Such consideration, if payable, is to be paid 38% in cash and 62% in shares of our common stock.

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

Authoritative Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109.  This interpretation clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements.  The interpretation would require us to review all tax positions accounted for in accordance with SFAS No. 109 and apply a more-likely-than-not recognition threshold.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  Subsequent recognition, de-recognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date.  FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of this statement to have a material effect on the financial position or results of operation.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

In May 2002, Maytag filed a complaint in Iowa federal court seeking, among other things, to require that two of our claims originally filed and pending in the Texas arbitration be decided only in a separate arbitration proceeding in Boston, Massachusetts. Maytag’s complaint in the Iowa proceeding also alleged that in a January 2002 press release (and in certain other unidentified statements) we publicized false and misleading statements about Maytag’s use of our intellectual property in its residential appliances. Based upon this allegation, Maytag asserted claims that we caused false advertising with respect to Maytag’s goods and services, that we had intentionally interfered with Maytag’s prospective business, that we had defamed Maytag and that we had unfairly competed with Maytag. Maytag’s complaint in the Iowa proceeding did not specify the dollar amount of damages sought. On May 15, 2006, Maytag and TurboChef filed a stipulation for voluntary dismissal of Maytag’s complaint in Iowa federal court.

Maytag has also initiated arbitration against us in Boston, claiming damages in excess of $1.3 million for failure to pay for ovens. Our financial statements include accounts payable of approximately $1.4 million in connection with this claim. We have filed a counterclaim alleging that Maytag breached its warranty and committed fraud and that we have been damaged in an amount in excess of $1.5 million. We believe that these claims by Maytag are without merit, and we intend to vigorously defend against Maytag’s allegations. We have agreed to a scheduling order with Maytag that contemplates a hearing in the Boston arbitration sometime in late 2006. The parties have agreed to stay the proceedings temporarily to permit them mutually to seek an alternative resolution of the dispute.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, see Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

Dated: August 8, 2006