Form 10-Q
period 2006-09-30
TURBOCHEF TECHNOLOGIES INC
filed 2006-11-09
CIK 916545

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter ended September 30, 2006

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

Large Accelerated Filer   ☐   Accelerated Filer   ☒   Non-Accelerated Filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐ NO ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at November 1, 2006
Common Stock, $0.01 Par Value	28,986,598

TURBOCHEF TECHNOLOGIES, INC.

 PART 1.   FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2006	December 31, 2005
Assets:

Current assets:
Cash and cash equivalents	$25,902	$40,098
Accounts receivable, net of allowance of $187 and $177	8,345	7,314
Other receivables	1,924	2,003
Inventory, net	10,249	10,994
Prepaid expenses	670	724
Total current assets	47,090	61,133

Property and equipment, net	8,224	6,482
Developed technology, net of accumulated amortization of $1,905 and $1,300	6,165	6,770
Goodwill	5,934	5,934
Covenant not-to-compete, net of accumulated amortization of $586 and $166	5,014	5,434
Other assets	199	314

Total assets	$72,626	$86,067

Liabilities and Stockholders’ Equity:

Current liabilities:
Accounts payable	$6,720	$6,166
Other payables	900	1,445
Accrued expenses	3,294	3,484
Future installments due on covenants not-to-compete and additional consideration for assets acquired	6,057	1,286
Deferred revenue	2,073	2,278
Accrued warranty	1,521	2,482
Deferred rent	247	247
Total current liabilities	20,812	17,388

Future installments due on covenants not-to-compete and additional consideration for assets acquired, non-current	3,503	2,363
Deferred rent, non-current	1,279	1,463
Other liabilities	91	81

Total liabilities	25,685	21,295

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1 par value, authorized 5,000,000 shares, 0 shares issued	—	—
Preferred membership units exchangeable for shares of TurboChef common stock	413	967
Common stock, $.01 par value, authorized 100,000,000 shares, issued 28,980,550 and 28,624,247 shares at September 30, 2006 and
December 31, 2005, respectively	290	286
Additional paid-in capital	147,256	143,950
Accumulated deficit	(101,018)	(80,431)
Total stockholders’ equity	46,941	64,772

Total liabilities and stockholders’ equity	$72,626	$86,067

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues:
Product sales	$13,120	$11,413	$32,392	$41,366
Royalties and services	281	401	1,039	1,601
Total revenues	13,401	11,814	33,431	42,967

Costs and expenses:
Cost of product sales	8,349	14,519	22,256	36,540
Research and development expenses	1,163	953	3,313	3,125
Purchased research and development	7,665	6,285	7,665	6,285
Selling, general and administrative expenses	7,123	7,187	21,555	19,036
Total costs and expenses	24,300	28,944	54,789	64,986

Operating loss	(10,899)	(17,130)	(21,358)	(22,019)

Other income (expense):
Interest income	332	484	1,056	1,153
Interest expense and other	(101)	(69)	(285)	(194)
	231	415	771	959
Net loss	$(10,668)	$(16,715)	$(20,587)	$(21,060)

Per share data:
Net loss per share - basic and diluted	$(0.37)	$(0.59)	$(0.72)	$(0.76)
Weighted average number of common shares outstanding - basic and diluted	28,835,787	28,525,088	28,757,093	27,814,518

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(20,587)	$(21,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Purchased research and development	7,665	6,285
Depreciation and amortization	2,821	1,802
Amortization of deferred rent	(183)	(56)
Amortization of deferred loan costs and non-cash interest	250	104
Non-cash compensation expense	160	100
Provision for doubtful accounts	95	53
Other	8	53
Changes in operating assets and liabilities, net of effects of acquisition:
Restricted cash	—	3,196
Accounts receivable	(1,126)	977
Inventories	123	(4,051)
Prepaid expenses and other assets	165	(2,111)
Accounts payable and other payables	1	(2,601)
Accrued expenses and warranty	(1,204)	3,129
Deferred revenue	(207)	330
Net cash used in operating activities	(12,019)	(13,850)

Cash flows from investing activities:
Purchases of property and equipment, net	(2,876)	(2,649)
Acquisition of business, net of cash acquired	—	(192)
Acquisition of intangible assets	—	(7,292)
Other	—	119
Net cash used in investing activities	(2,876)	(10,014)

Cash flows from financing activities:
Issuance of common stock, net	—	54,839
Proceeds from the exercise of stock options and warrants	724	2,852
Proceeds from notes receivable for stock issuances	—	46
Payment of deferred loan costs	(25)	(156)
Other	—	(3)
Net cash provided by financing activities	699	57,578

Net (decrease) increase in cash and cash equivalents	(14,196)	33,714
Cash and cash equivalents at beginning of period	40,098	12,942
Cash and cash equivalents at end of period	$25,902	$46,656

NON CASH INVESTING AND FINANCING ACTIVITIES:

Landlord funded leasehold improvements	$—	$1,832
Issuance of common stock in exchange for Enersyst preferred membership units	554	5,384
Issuance of common stock for acquisition of intangible assets	1,871	993

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$201
Cash paid for interest	29	35

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

TurboChef Technologies, Inc. (the “Company”) was incorporated in 1991 and became a Delaware corporation in 1993. The Company is a leading provider of equipment, technology and services focused on the high speed preparation of food products. The Company’s customizable speed cook ovens, the C3, the Tornado and the High h Batch, cook food products at high speeds with food quality comparable, and in many cases superior, to conventional heating methods. Through 2005, the Company’s primary markets were with commercial food service operators throughout North America, Europe and Australia and management believes that, for 2005 and prior, the Company operated in one primary business segment. However, during 2005, the Company took several steps designed to take its technologies to residential consumers, including market research, related industrial design research and product development and exploration of distribution channels for a proposed residential oven product line. The launch of the residential product line, planned for late 2006, created an additional business segment for the Company.

The condensed consolidated financial statements of the Company as of September 30, 2006 and 2005 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have not been audited by independent registered public accountants. In the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these statements unless significant changes have taken place since the end of the Company’s most recent fiscal year. The Company’s December 31, 2005 consolidated balance sheet was derived from audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, but does not include all disclosures required by GAAP. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the aforementioned Form 10-K. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

REVENUE RECOGNITION

Revenue from product sales is recognized when substantially all obligations relating to a sale are completed. For most oven sales, substantially all obligations are complete at the time of shipment to the customer, because the customer has assumed the installation responsibility or the sale is made to the customer’s designated agent. If the terms of a sale require installation, the revenue cycle is substantially complete after installation has occurred; accordingly, in such cases revenue is recognized once the installation is complete. Revenue for the sale of replacement parts and accessories is recognized upon shipment to the customer. Royalty revenues are recognized based on the sales dates of licensees’ products and service revenues are recorded based on attainment of scheduled performance milestones. Certain customers may purchase extended warranty coverage for a one-year period. Revenue from these extended warranties is deferred and recognized in product sales on a straight-line basis over the extended warranty term.

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

COST OF PRODUCT SALES

Cost of product sales is calculated based upon the cost of the oven, the cost of any accessories supplied with the oven, an allocation of cost for applicable delivery, duties and taxes and a reserve for warranty. Cost of product sales also includes cost of replacement parts and accessories and cost of labor, parts and payments to third party service agents in connection with fulfilling extended warranty contracts. The Company compares expected expenditures on extended warranty contracts to the deferred revenue over the remaining life of the contracts, and if the expenditures are anticipated to be greater than the remaining deferred revenue the Company records a charge to cost of product sales for the difference. Cost of product sales does not include any cost allocation for administrative and technical support services required to deliver or install the oven or an allocation of costs associated with the quality control of the Company’s contract manufacturers. These costs are recorded within selling, general and administrative expenses. Cost of product sales also does not attribute any allocation of compensation or general and administrative expenses to royalty and services revenues.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair values. Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires goodwill and other acquired intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must undergo an impairment test at least annually. The annual goodwill impairment test, completed in October 2005, determined that the carrying amount of goodwill was not impaired. In conjunction with the Company changing its segment reporting as discussed in Note 12, the Company updated the goodwill impairment analysis and determined that the change did not impair the carrying amount of goodwill.

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Currently, acquired developed technology and covenants not-to-compete are both amortized using the straight-line method over estimated useful lives of 10 years, and the Company recorded $342,000 and $1.0 million, in the aggregate, of amortization expense for the three and nine months ended September 30, 2006 and $202,000 and $605,000 for the three and nine months ended September 30, 2005 for these long-lived intangible assets. Annual amortization for each of the next five years will approximate $1.4 million.

PURCHASE OF IN-PROCESS RESEARCH AND DEVELOPMENT

Amounts allocated to purchase of in-process research and development (“IPRD”) include the value of products in the development stage that are considered not to have reached technological feasibility nor to have alternative future use. An asset acquisition in 2005 contained terms for additional consideration pending completion of a specified number of patent applications in the eighteen-month period subsequent to the transaction. In the three months ended September 30, 2006, this contingency was resolved and the Company recorded the additional consideration as a purchase of IPRD which was expensed as research and development in the consolidated statement of operations.

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

The effect of potentially dilutive stock options and warrants is calculated using the treasury stock method. For the three and nine months ended September 30, 2006 the potentially dilutive securities include options, warrants and restricted stock units, convertible into 3.6 million shares of common stock; Enersyst Development Center, LLC (“Enersyst”) preferred membership units exchangeable for 40,000 shares of common stock and an indeterminate number of shares issuable in the future to settle the equity portion of the Company’s liability for additional consideration due under an asset acquisition agreement, all of which were excluded from the calculation of shares applicable to loss per share, because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2005 the potentially dilutive securities included options and warrants, which were convertible into 3.7 million shares of common stock and Enersyst preferred membership units exchangeable for 93,000 shares of common stock, all of which were excluded from the calculation of shares applicable to loss per share because their inclusion would have been anti-dilutive.

STOCK BASED EMPLOYEE COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, a revision of SFAS No. 123 (SFAS No. 123R), using the modified prospective method. SFAS No. 123R requires measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. The fair value of stock option grants is determined using the Black-Scholes valuation model, which is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, (“SFAS No. 123”) as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS No. 148”). The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of our common stock on the grant date. Such fair values will be recognized as compensation expense over the requisite service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123R.

In December 2005, in response to SFAS No. 123R, the Board of Directors of the Company, upon recommendation of its Compensation Committee, approved an acceleration of all unvested options granted to employees and directors under the Company’s 2003 Stock Incentive Plan. As a result of the acceleration, options to acquire 1.8 million shares of the Company’s common stock became immediately exercisable. The decision to accelerate vesting of these options was made primarily to minimize future compensation expense that the Company would otherwise recognize in its consolidated statements of operations upon the effectiveness of SFAS No. 123R. As a result of the acceleration, the Company expects to reduce the stock option expense it otherwise would be required to record in connection with accelerated options by approximately $5.7 million in 2006, $2.4 million in 2007 and $800,000 in 2008. The stock-based compensation expense which otherwise would have been reported in net loss, has been reflected in pro forma footnote disclosures for periods prior to the adoption of SFAS No. 123R, as permitted under the provisions of SFAS No. 123. Accordingly, the adoption of SFAS No. 123R had no impact on the Company’s financial statements for stock based awards issued prior to January 1, 2006. In connection with the acceleration and in order to prevent unintended personal benefit to the holders of these options, the optionees agreed to certain restrictions on any shares received through the exercise of accelerated options. These restrictions generally prevent the sale of stock obtained through exercise of an accelerated option prior to the original vesting date. All other provisions of the original option grants remain. Employees who terminate prior to their original vesting date ostensibly receive a benefit from the acceleration of options measured by the differences in the estimated fair value of the options pre- and post-acceleration. The Company’s estimate of the benefit associated with possible future employee terminations is approximately $100,000 and, accordingly, a non-cash compensation charge was recorded in the fourth quarter of 2005 as a result of the acceleration.

Prior to January 1, 2006, the Company accounted for stock-based awards under the intrinsic value method. Under the intrinsic value method, no compensation expense was recognized for stock options granted to employees because the exercise prices of employee stock options equaled or exceeded the market value of the underlying stock on the dates of grant. The table below presents a reconciliation of the Company’s pro forma net income giving effect to the estimated compensation expense related to stock options that would have been reported if the Company utilized the fair value method for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss:
As reported	$(16,715)	$(21,060)
Total stock-based compensation expense	(1,512)	(3,857)
Pro forma	$(18,227)	$(24,917)
Net income per share - basic and diluted:
As reported	$(0.59)	$(0.76)
Pro forma	(0.64)	(0.90)

For purposes of computing pro forma net income, the Company estimated the fair value of option grants using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our employee stock options. Additionally, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of its stock-based awards.

During the nine months ended September 30, 2006, the Company issued 54,000 restricted stock units to certain employees and non-employee members of the board of directors. These restricted stock units had a weighted average fair value of $12.84 per unit and the aggregate fair value was $695,000. The fair value of these awards was based upon the market price of the underlying common stock as of the date of grant. 40,000 of these awards vest at the end of a two-year period, with the remaining awards vesting over one- and three-year periods from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, these shares could vest earlier in the event of a change in control, merger or other acquisition, or upon termination for disability or death. The shares of common stock will be issued at vesting, or, in some cases, at a deferred payout date. Selling, general and administrative expenses for the three and nine months ended September 30, 2006, include $64,000 and $160,000, respectively, recognized as stock-based compensation expense for these awards. At September 30, 2006, the unvested portion of these restricted stock awards represents $535,000 with a remaining weighted average life of 1.5 years.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. The interpretation would require the Company to review all tax positions accounted for in accordance with SFAS No. 109 and apply a more-likely-than-not recognition threshold. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Subsequent recognition, de-recognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of this statement to have a material effect on the financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements; however, this statement does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. This Statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and establishes a fair value hierarchy that distinguishes between (1) market participant assumptions based on market data and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. This Statement clarifies that market participant assumptions include assumptions about risk and assumptions about the effect of a restriction on the sale or use of an asset and clarifies that a fair value measurement for a liability reflects its nonperformance risk. This Statement expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of this statement to have a material effect on the financial position or results of operations.

NOTE 3. PURCHASE OF RESEARCH AND DEVELOPMENT

On September 12, 2005, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Global Appliance Technologies, Inc. (“Global”) and stockholders of Global. Pursuant to the Purchase Agreement, the Company acquired the patent and technology assets of Global, further expanding TurboChef’s ownership of proprietary commercial and residential speed cook technologies.

At the closing of the transaction, Global received $5.0 million in cash and 60,838 shares of the Company’s common stock with a value of $993,000 at the date of acquisition. Additionally, the Company entered into services agreements with the principals of Global which provided, among other things, for delivery of three patent applications by the end of the first year, and two additional patent applications by the end of the eighteenth month following closing. Upon timely delivery of these patent applications, the Company was obligated to pay Global three nearly-equal installment payments totaling $8.0 million, payable on each of the first three anniversaries of the closing date (the payments will be made 38% in cash and 62% in stock). In September 2006, all of the patent applications required under the terms of the agreement were delivered. The transaction was accounted for as an asset acquisition. The aggregate consideration for the assets acquired is comprised of $6.3 million, including transaction costs, given at closing and $7.7 million for the estimated fair value of the contingent consideration which became payable upon delivery of the patent applications. The $7.7 million for contingent consideration includes $1.9 million, the estimated fair value of 169,365 shares of common stock issued as part of the first installment, and $5.3 million, the estimated fair value of the two remaining installments. The Company allocated the consideration for these technology assets to IPRD and expensed $7.7 million and $6.3 million for the three months ended September 30, 2006 and 2005, respectively.

Amounts allocated to IPRD include the value of products in the development stage that are considered not to have reached technological feasibility nor to have alternative future use. Technology development and IPRD were identified and valued through extensive interviews, analysis of data provided by Global concerning development projects, their stage of development, the time and resources needed to complete them, if applicable, and their expected income generating ability and associated risks. No development projects had reached technological feasibility; therefore, all the intangible assets were deemed to be purchase of IPRD. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing acquired IPRD. Key assumptions for IPRD included a discount rate of 34% and estimates of revenue growth, cost of sales, operating expenses and taxes. This valuation resulting from the resolution of the contingencies is in the process of being updated. The purchase allocation is preliminary and is subject to change based on completion of the final valuation. Any changes could be material to the Company’s consolidated statement of operations.

NOTE 4. INVENTORY

Inventory consists of the following (in thousands):

	September 30, 2006	December 31, 2005
Parts inventory, net	$6,246	$6,635
Finished goods – ovens	3,646	3,891
Demonstration inventory, net	357	468
	$10,249	$10,994

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	Estimated Useful Lives (Years)	September 30, 2006	December 31, 2005
Tooling and equipment	3-7	$6,319	$3,533
Furniture and fixtures	5	1,304	1,465
Leasehold improvements	5-7.5	3,026	2,945
		10,649	7,943
Less accumulated depreciation and amortization		(2,425)	(1,461)
		$8,224	$6,482

NOTE 6. ACCRUED WARRANTY

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

An analysis of changes in the liability for product warranty claims is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balance at beginning of period	$1,386	$3,345	$2,482	$2,586
Provision for warranties	885	611	2,345	3,207
Warranty expenditures	(750)	(5,463)	(3,306)	(10,072)
Other adjustments to provision for warranties	—	6,809	—	9,581
Balance at end of period	$1,521	$5,302	$1,521	$5,302

NOTE 7. RESTRUCTURING CHARGES

As reported in Form 10-K, in the fourth quarter of 2005 the Company closed the Commercial segment’s underperforming operation in the Netherlands and re-aligned the resources and cost structure. The closing of the Netherlands operations resulted in restructuring charges in the fourth quarter of 2005 of $621,000, including $125,000 of non-cash charges, principally related to impairment of fixed assets. In the first quarter of 2006, the Company negotiated to terminate the lease of the closed facility and recorded a reduction in the restructuring reserve of $41,000, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The lease termination payment was made in April 2006 and concludes the restructuring plan initiated in the fourth quarter of 2005.

In accounting for restructuring charges, the Company complied with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.

The following is a summary of restructuring charge activity for the periods ended September 30, 2006 (in thousands):

Lease Termination And Other Related Charges
Balance as of December 31, 2005	$100
Payments	(6)
Adjustments	(41)
Balance as of March 31, 2006	$53
Payments	(53)
Balance as of June 30, 2006	$—

NOTE 8. INCOME TAXES

In preparing its financial statements, the Company estimates income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. In addition, as of September 30, 2006, the Company had net operating losses (“NOLs”) of approximately $78.3 million, of which $27.6 million are subject to annual limitations resulting from the change in control provisions in Section 382 of the Internal Revenue Code. These NOLs begin to expire in 2010. Additionally, the Company has $9.4 million in income tax deductions related to stock option exercises, the tax effect of which will be reflected as a credit to additional paid-in capital when realized. A valuation allowance is recorded to reduce net deferred income tax assets to the amount that is more likely than not to be realized. Based on its history of losses, the Company recorded a valuation allowance as of September 30, 2006, equal to the full amount of net deferred income tax assets including those related to NOLs.

NOTE 9. STOCKHOLDER’S EQUITY

The Company exchanged Enersyst preferred membership units for 1,000 and 53,000 shares of common stock, for the three and nine months ended September 30, 2006, respectively. The remaining preferred membership units are exchangeable for 40,000 shares of common stock under the terms of the exchange agreement.

The Company issued an aggregate of 54,000 restricted stock units to certain employees and non-employee members of the board of directors in the nine months ended September 30, 2006.

In September 2006, the Company issued 169,365 shares of common stock, with a value of $1.9 million, as the equity portion of the first installment of contingent consideration payable under the terms of the Global Purchase Agreement. An indeterminate number of shares are issuable in the future to settle $3.3 million of the amount payable for the contingent consideration in connection with acquisition of technology assets.

NOTE 10. CREDIT FACILITY

On February 28, 2005, the Company entered into a Credit Agreement with Bank of America, N.A. (the Credit Agreement). The Credit Agreement, as amended (most recently to extend the expiration period to February 28, 2007), allows the Company to borrow up to $10.0 million at any time under the revolving credit facility, based upon a portion of the Company’s eligible accounts receivable and inventory. The Credit Agreement contains an accordion feature allowing the Company to borrow up to an additional $10.0 million subject to certain conditions. The Credit Agreement also provides for a letter of credit facility within the credit limit of up to $5.0 million. Revolving credit loans under the Credit Agreement bear interest at a rate of the British Bankers Association LIBOR Rate plus 2.5% unless for certain reasons Eurodollar Rate Loans are unavailable, then at a rate in an amount of 2.5% over the higher of the Federal Funds Rate plus 0.5% and Bank of America’s prime rate. The Company’s obligations under the Credit Agreement are secured by substantially all of the assets of TurboChef and its subsidiaries. The Credit Agreement contains customary affirmative and negative covenants and acceleration provisions. The credit commitment expires on February 28, 2007, and any outstanding indebtedness under the Credit Agreement is due on that date. To date, the Company has not borrowed under the Credit Agreement.

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

In May 2002, Maytag filed a complaint in Iowa federal court seeking, among other things, to require that two of the claims originally filed and pending in the Texas arbitration be decided only in a separate arbitration proceeding in Boston, Massachusetts. Maytag’s complaint in the Iowa proceeding also alleged that in a January 2002 press release (and in certain other unidentified statements) the Company publicized false and misleading statements about Maytag’s use of the Company’s intellectual property in its residential appliances. Based upon this allegation, Maytag asserted claims that the Company caused false advertising with respect to Maytag’s goods and services, intentionally interfered with Maytag’s prospective business, defamed Maytag and unfairly competed with Maytag. Maytag’s complaint in the Iowa proceeding did not specify the dollar amount of damages sought. On May 15, 2006, Maytag and TurboChef filed a stipulation for voluntary dismissal of Maytag’s complaint in Iowa federal court, and the parties subsequently agreed to a final settlement of this matter.

Maytag had also initiated arbitration against the Company in Boston, claiming damages in excess of $1.3 million for failure to pay for ovens. The Company had filed a counterclaim alleging that Maytag breached its warranty and committed fraud and that it has been damaged in an amount in excess of $1.5 million. In August 2006, the Company and Maytag mediated a settlement to resolve this matter. The Company’s financial statements as of and for the period ended September 30, 2006 reflect the impact of this settlement, the terms of which are confidential.

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

The Company is also party to other legal proceedings from time to time that arise in the ordinary course of our business. The Company believes an unfavorable outcome of any such existing proceedings would not have a material adverse affect on our operating results or future operations.

NOTE 12. SEGMENT INFORMATION AND CUSTOMER CONCENTRATIONS

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the way in which public companies are to disclose certain information about operating segments in their financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

Through 2005, the Company’s primary markets were with commercial food service operators throughout North America, Europe and Australia and management believes that, for 2005 and prior, the Company historically operated in one business segment. During 2005, the Company took several steps designed to take its technologies to residential consumers, including market research, related industrial design research and product development and exploration of distribution channels for a proposed residential oven product line. The launch of the residential product line, planned for late-2006, created an additional business segment for the Company. Consequently, the Company revised and restated the segment reporting to more closely align with how the Company is now managed by the Chief Operating Decision Maker. The results from operations are now reported using two reportable operating segments:   Commercial and Residential. The Commercial segment includes operations of the historical business excluding corporate expenses, defined below, other income (expense) and income taxes. The Residential segment includes costs related to the development and the anticipated launch of the residential product line.

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

Information about the Company’s operations by operating segment follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Commercial:
Revenues	$13,401	$11,814	$33,431	$42,967
Net income (loss)	717	(7,191)	(1,364)	(4,558)
Residential:
Revenues	$—	$—	$—	$—
Net loss	(1,583)	(1,025)	(5,543)	(2,953)
Corporate:
Revenues	$—	$—	$—	$—
Net loss	(9,802)	(8,499)	(13,680)	(13,549)
Totals:
Revenues	$13,401	$11,814	$33,431	$42,967
Net loss	(10,668)	(16,715)	(20,587)	(21,060)

Through September 30, 2006, the Company currently derives all its revenues from the sale of ovens in the Commercial segment. The Company does not have significant assets outside of the United States. Commercial segment revenues by geographic region for the three and nine months ended September 30 is as follows (in thousands):

REGION	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
North America	$11,680	$9,573	$27,464	$33,595
Europe and Asia	1,721	2,241	5,967	9,372
Totals	$13,401	$11,814	$33,431	$42,967

The Company is generally subject to the financial condition of commercial food service operators and related equipment providers; however, management does not believe that there is significant credit risk with respect to trade receivables. For the years ended December 31, 2005 and 2004, 58% and 91% of the Company’s sales were made to one customer, respectively. For the three and nine months ended September 30, 2006, 55% and 53% of the Company’s sales were made to two customers, respectively. For the three and nine months ended September 30, 2005, 40% and 61% of the Company’s sales were made to one customer, respectively. As of September 30, 2006, 23% of the outstanding accounts receivable was related to one customer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

TurboChef Technologies, Inc. is a leading provider of equipment, technology and services focused on the high-speed preparation of food products for the speed cook sector of the commercial cooking equipment market. Our user-friendly speed cook ovens employ proprietary combinations of heating technologies such as convection, air impingement, microwave energy and other advanced methods to cook food products at high speeds with food quality that we believe to be comparable or superior to that of conventional heating methods. We currently offer three commercial ovens: the C3 oven, the Tornado oven and, introduced in the second quarter of 2005, our High h Batch oven. We are working to develop new ovens for the commercial cooking equipment market and to introduce speed cook ovens to the residential marketplace in late-2006.

We currently derive revenue primarily from the sale of our ovens to commercial foodservice operators throughout North America, Europe and Australia. In North America we sell our equipment through our internal sales force as well as through manufacturer’s representatives. In Europe and Australia we utilize a network of equipment distributors. We are working to expand the market for our commercial ovens in Latin America and Asia. We also derive revenues from licensing our technologies to food service equipment manufacturers. Through 2005, our primary markets were with commercial food service operators throughout North America, Europe and Australia and management believes that, for 2005 and prior, the Company operated in one primary business segment. However, during 2005, we took several steps designed to take our technologies to residential consumers, including market research, related industrial design research and product development and exploration of distribution channels for a proposed residential oven product line. The launch of the residential product line, planned for late-2006, created an additional business segment for the Company.

We believe it is important to our success that we continue to sell to our existing base of commercial customers to meet their expansion or replacement needs, while at the same time extending that customer base by concentrating our internal sales efforts on major foodservice operators and by supporting our networks of manufacturer’s representatives and equipment distributors. We must strive to do that while maintaining a cost structure for our products and controlling our operating expenses to provide a satisfactory return on sales. We must compete effectively in the marketplace on the basis of price, quality and product performance, and we must meet market demand through development and improvement of our speed cook ovens and introduction of new oven products. These same marketplace and product development factors will apply to our achieving success with the late-2006 launch of our residential speed cook oven products; however, the residential market is new to us and there may be factors important to our success that are unknown to us at present.

Our financial results in 2006 as compared to 2005 reflect our efforts to continue to perform under our supply agreement with the Subway system, expand our non-Subway customer base, and develop and launch our residential oven and market strategy. Sales to Subway franchisees during the equipment rollout supporting their toasting initiative resulted in concentrated revenues and income in the quarters ended September 30, 2004, December 31, 2004 and, to a lesser extent, March 31, 2005. In 2005, we substantially completed the initial rollout with delivery of ovens to international Subway locations. However, the Subway relationship has been and should continue to be a meaningful contributor to future revenues. Demand for equipment will continue from this major customer as new Subway restaurants are opened and existing restaurants seek additional ovens. In 2005, we focused our sales efforts on expanding our customer base and during 2006, we will continue to focus on generating revenues from other foodservice establishments. In the quarter ended September 30, 2006, these efforts resulted in significant sales to an additional major customer other than Subway. In 2006, we will also continue to focus on increasing the profitability of commercial products, introducing our residential oven products and developing enabling strategies.

The following sets forth, as a percentage of revenue, consolidated statements of operations data for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	100%	100%	100%	100%
Cost of product sales	62	123	67	85
Research and development expenses	9	8	10	7
Purchased research and development	57	53	23	15
Selling, general and administrative expenses	53	61	64	44
Total costs and expenses	181	245	164	151

Operating loss	(81)	(145)	(64)	(51)
Interest income	2	4	3	2
Interest expense and other	(1)	(1)	(1)	—
Total other income, net	1	3	2	2
Net loss	(80)%	(142)%	(62)%	(49)%

We have observed the following trends and events that are likely to have an impact on our financial condition and results of operations in the future:

•
During 2004, we commenced the rollout of our Tornado oven to Subway franchisees. We substantially completed the rollout in the first quarter of 2005. Subway sales accounted for 29% and 40% of our total revenues during the three months ended September 30, 2006 and 2005, respectively. Subway sales accounted for 38% and 61% of our total revenues during the nine months ended September 30, 2006 and 2005, respectively. We expect Subway to be a meaningful contributor to future revenues.

•
During the three months ended September 30, 2006, our non-Subway product sales increased $2.5 million, or 37%, from $6.7 million to $9.2 million, over the comparable period in 2005. During the nine months ended September 30, 2006, our non-Subway product sales increased $4.7 million, or 31%, from $15.0 million to $19.7 million, over the comparable period in 2005. We expect our non-Subway revenue to continue to increase in 2006. One customer other than Subway accounted for 26% and 15%, respectively, of our total revenues during the three and nine months ended September 30, 2006.

•
Beginning in 2005, we experienced an increase in our cost of product sales as a percentage of revenue (and gross margin percentage deterioration). The deterioration is primarily due to an increase in warranty charges and, to a lesser extent, increases in component pricing. In 2005, we experienced an increase of approximately 5% in our Tornado oven bill of materials due to increases in component pricing, primarily the result of increased stainless steel pricing. Additionally, we experienced increased freight and handling costs. In 2006, we expect gross profit percentages to improve as we anticipate no recurrence of product performance issues causing material warranty related charges, and we believe gross profit percentages will benefit from a favorable sales mix as we continue expansion of our customer base and from price increases that took effect in the first half of 2006.

•	During the third quarter of 2006, we continued to invest in the development of our residential oven and commercial ovens and expect this trend to continue throughout 2006.

•
During the third quarter of 2005, we acquired certain technology assets under terms of an agreement that provided for cash and common stock to be exchanged upon closing and contingent consideration payable upon future delivery of a specified number of patent applications. We allocated the purchase price for these assets based on a valuation at the acquisition date and expensed $6.3 million as purchased research and development (“IPRD”) in the quarter ended September 30, 2005. In the quarter ended September 30, 2006, all of the required patent applications were delivered, and we recorded a liability of $7.7 million for additional consideration due under the agreement. This additional consideration was also expensed as IPRD in the quarter. There is no additional contingent consideration due under terms of this asset acquisition agreement.

•
During the three months ended September 30, 2006, we decreased our selling, general and administrative expenses, excluding depreciation and amortization, by $288,000 from the comparable period in 2005. During the nine months ended September 30, 2006, we increased our selling, general and administrative expenses, excluding depreciation and amortization, by $1.5 million over the comparable period in 2005. We continue to expect increases in 2006 as compared to 2005, primarily due to increased marketing costs related to the residential product launch.

Based on our analysis of the aforementioned trends and events, we expect to generate a net loss for 2006 primarily due to our continued investment in the residential product launch. Our future results will be affected by many factors, some of which are identified below and in Item 1A of our Annual Report on Form 10-K, including our ability to:

•	increase our commercial revenue across our customer base;

•	reduce our product warranty charges;

•	manage costs related to commercial business segment;

•	successfully launch our residential product line;

•	manage costs related to the residential product launch.

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

Revenue Recognition

Revenue from product sales is recognized when title and risk of loss are transferred to the customer, substantially all obligations relating to a sale are completed, prices are fixed or determinable and collection of the related receivable is reasonably assured. For most oven sales, substantially all obligations are complete at the time of shipment to the customer because the customer has assumed the installation responsibility or the sale is made to the customer’s designated agent. If the terms of a sale should require installation, the revenue cycle is substantially complete after installation has occurred; accordingly, in such cases revenue is recognized once the installation is complete. Revenue for sales of replacement parts and accessories is recognized upon shipment to the customer. Royalty revenues are recognized based on the sales dates of licensees’ products, and services revenues are recorded based on attainment of scheduled performance milestones. Certain customers may purchase extended warranty coverage for a one-year period. Revenue from sales of extended warranties is deferred and recognized in product sales on a straight-line basis over the term of the extended warranty contract.

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

Cost of Product Sales

Cost of product sales is calculated based upon the cost of the oven, the cost of any accessories supplied with the oven, an allocation of cost for applicable delivery, duties and taxes and a reserve for warranty. Cost of product sales also includes cost of replacement parts and accessories and cost of labor, parts and payments to third party service agents in connection with fulfilling extended warranty contracts. We compare the expected warranty expenditures on extended warranty contracts to the deferred revenue over the remaining life of the contracts, and if the expenditures are anticipated to be greater than the remaining deferred revenue we record a charge to cost of product sales for the difference. Cost of product sales does not include any cost allocation for administrative and technical support services required to deliver or install the oven or an allocation of costs associated with the quality control of the Company’s contract manufacturers. These costs are recorded within selling, general and administrative expenses. Cost of product sales also does not attribute any allocation of compensation or general and administrative expenses to royalty and services revenues.

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

Purchase of In-Process Research and Development

Amounts allocated to IPRD include the value of products in the development stage that are not considered to have reached technological feasibility or to have alternative future use. An asset acquisition in 2005 contained terms for additional consideration pending completion of a specified number of patent applications in the eighteen-month period subsequent to the transaction. In the three months ended September 30, 2006, this contingency was resolved and we recorded the additional consideration as a purchase of IPRD which was expensed as research and development in the consolidated statement of operations.

Stock-Based Compensation and Other Equity Instruments

Effective January 1, 2006, we adopted SFAS 123R using the modified prospective method. SFAS 123R requires measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. The fair value of stock option grants is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation , (“SFAS No. 123”) as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS No. 148”). The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of our common stock on the grant date. Such fair values will be recognized as compensation expense over the requisite service period, net of estimated forfeitures, using the straight-line method under SFAS 123R.

In December 2005, in response to SFAS 123R, the Board of Directors of the Company, upon recommendation of its Compensation Committee, approved an acceleration of all unvested options granted to employees and directors under the Company’s 2003 Stock Incentive Plan. As a result of the acceleration, options to acquire 1.8 million shares of our common stock became immediately exercisable. The decision to accelerate vesting of these options was made primarily to minimize future compensation expense that we would otherwise recognize in our consolidated statements of operations upon the effectiveness of SFAS 123R. As a result of the acceleration, we expect to reduce the stock option expense we otherwise would be required to record in connection with accelerated options by approximately $5.7 million in 2006, $2.4 million in 2007 and $800,000 in 2008. The stock-based compensation expense which otherwise would have been reported in net income (loss), has been reflected in pro forma footnote disclosures for periods prior to the adoption of SFAS 123R, as permitted under the provisions of SFAS 123. Accordingly, the adoption of SFAS 123R had no impact on our financial statements for stock awards issued prior to January 1, 2006. In connection with the acceleration and in order to prevent unintended personal benefit to the holders of these options, the optionees agreed to certain restrictions on any shares received through the exercise of accelerated options. These restrictions generally prevent the sale of stock obtained through exercise of an accelerated option prior to the original vesting date. All other provisions of the original option grants remain. Employees who terminate prior to their original vesting date ostensibly receive a benefit from the acceleration of options measured by the differences in the estimated fair value of the options pre- and post-acceleration. Our estimate of the benefit associated with possible future employee terminations is approximately $100,000 and, accordingly, we recorded a non-cash compensation charge in the fourth quarter of 2005 as a result of the acceleration.

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

During the nine months ended September 30, 2006, we issued 54,000 restricted stock units to certain employees and non-employee members of the board of directors. These restricted stock units had a weighted average fair value of $12.84 each and an aggregate fair value of $695,000. The fair value of these awards was based upon the market price of the underlying common stock as of the date of grant. 40,000 of these awards vest at the end of a two-year period, with the remaining awards vesting over one- and three-year periods from the date of grant, provided the individual remains in our employ or service as of the vesting date. Additionally, these shares could vest earlier in the event of a change in control, merger or other acquisition, or upon termination for disability or death. The shares of common stock will be issued at vesting, or, in some cases, a deferred payout date. Selling, general and administrative expenses for the three and nine months ended September 30, 2006, include $64,000 and $160,000, respectively, recognized as stock-based compensation expense for these awards. At September 30, 2006, the unvested portion of these restricted stock awards represents $535,000 with a remaining weighted average life of 1.5 years.

Foreign Exchange

For the three months ended September 30, 2006 and 2005, approximately 13% and 19%, respectively, of our revenues were derived from sales outside of the United States. For the nine months ended September 30, 2006 and 2005, approximately 18% and 22%, respectively, of our revenues were derived from sales outside of the United States. The 2006 sales are all denominated in US dollars and a portion of the 2005 sales and subsequent accounts receivable and less than 10% of selling, general and administrative expenses for the three and nine months ended September 30, 2006 and 2005 are denominated in foreign currencies, principally in Euros. At this time, we do not engage in any foreign exchange hedging activities.

Deferred Income Taxes

In preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. In addition, as of September 30, 2006, we have net operating losses (“NOLs”) of approximately $78.3 million, of which $27.6 million are subject to annual limitations resulting from the change in control provisions in Section 382 of the Internal Revenue Code. These NOLs begin to expire in 2010. Additionally, we have $9.4 million in income tax deductions related to stock option exercises, the tax effect of which will be reflected as a credit to additional paid-in capital when realized.

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

Through 2005, our primary markets were with commercial food service operators throughout North America, Europe and Australia and management believes that, for 2005 and prior, the Company historically operated in one business segment. During 2005, we took several steps designed to take our technologies to residential consumers, including market research, related industrial design research and product development and exploration of distribution channels for a proposed residential oven product line. The launch of the residential product line, planned for late-2006, created an additional business segment for the Company.  Consequently, we revised and restated the segment reporting to more closely align with how the Company is now managed by the Chief Operating Decision Maker.  The results from operations are now reported using two reportable operating segments:   Commercial and Residential. The Commercial segment includes operations of the historical business excluding corporate expenses, defined below, other income (expense) and income taxes. The Residential segment includes costs related to the development and the anticipated launch of the consumer product line.

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

Results of Operations

Revenues

We currently derive all sales, cost of product sales and gross profit from our Commercial segment. For the three months ended September 30, 2006, total revenues increased 13%, or $1.6 million, to $13.4 million as compared to $11.8 million for the comparable period in 2005. For the nine months ended September 30, 2006, total revenues decreased 22%, or $9.6 million, to $33.4 million as compared to $43.0 million for the comparable period in 2005. The fluctuation in total revenues from 2005 to 2006 is attributable to the initial system-wide rollout of our Tornado model oven to Subway franchisees which commenced in 2004 and was substantially completed in the first quarter of 2005. For the three and nine months ended September 30, 2006, increased oven sales to other customers combined with increased sales of parts and consumables accounted for an increase of $2.5 million and $4.7 million in product revenues, respectively, but for the nine months ended September 30, 2006, did not offset the reduced sales to Subway following completion of the initial rollout. Subway sales accounted for 29% and 38% of our total revenues during the three and nine months ended September 30, 2006, respectively, and 40% and 61% for the comparable periods in 2005. The Subway rollout was, in our opinion, unusual in several respects. The Subway system comprises one of the largest foodservice operations in the U.S. Additionally, a rollout of such magnitude would not typically be completed over such a short time. Subway will continue to be an important contributor to our revenues as we supply ovens for new stores and as existing stores evaluate their needs for additional ovens. We expect continued growth in commercial oven sales as we expand our customer base. However, we do not expect future transactions with large foodservice operators to impact the timing and magnitude of oven sales in the same way the Subway transaction has done.

Royalty and services revenue, which consists principally of revenue from licensing our technology to third parties, was $281,000 and $1.0 million for the three and nine months ended September 30, 2006, respectively, as compared to $401,000 and $1.6 million for the comparable periods in 2005. We expect further diminution in services revenue as the resources which generate this revenue are repurposed to support our commercial oven business and to benefit our residential speed cook oven initiative.

Cost of Product Sales and Gross Profit

We currently derive all sales, cost of product sales and gross profit from our Commercial segment. For the three months ended September 30, 2006, cost of product sales was $8.3 million, a decrease of $6.2 million, compared to $14.5 million for the comparable period in 2005. For the nine months ended September 30, 2006, cost of product sales was $22.3 million, a decrease of $14.2 million, compared to $36.5 million for the comparable period in 2005. The variability in cost of product sales was due primarily to increases in our warranty provision of $2.8 million and $6.8 million recorded in the second and third quarters of 2005, respectively, and, to a lesser extent, the number of ovens sold. In 2005 increased costs of materials and component parts, primarily stainless steel, and increased costs of freight and handling began to increase our cost of manufacturing. In 2006, we also have increased our provision for estimated warranty expenses on new ovens sold as compared to 2005 based on experience to date. Additionally, in the second and third quarters of 2006, we experienced higher costs in our extended warranty program, but in the third quarter of 2006 we recorded a reduction in cost of products sold in connection with settlement of a dispute over amounts due for prior product purchases. Much of our sales volume is presently based on contracts with somewhat fixed pricing which constrains our ability to pass on these increased manufacturing costs. We instituted price increases late in 2005 for our non-contract customers and we have reached agreement with our major contract customers on price increases, now fully in effect, that have begun to help mitigate these increased costs. Excluding the $2.8 million and the $6.8 million increases to our warranty provision recorded in the second and third quarters of 2005, respectively, the combined effect of the foregoing factors resulted in a decrease in cost of product sales as a percentage of related product sales for the three months ended September 30, 2006 relative to the comparable period of 2005. However, cost of product sales as a percentage of related product sales for the nine months ended September 30, 2006 remained higher than the comparable period in 2005, because the benefit of price adjustments was not in full effect for the entire period.

For the three months ended September 30, 2006, gross profit on product sales was $4.8 million, an increase of $7.9 million, compared to gross profit on product sales of $(3.1) million for the comparable period in 2005. For the nine months ended September 30, 2006, gross profit on product sales was $10.1 million, an increase of $5.3 million, compared to gross profit on product sales of $4.8 million for the comparable period in 2005. The variability in the gross profit on product sales was due primarily to the number of ovens sold and to increases to our warranty provision recorded in the second and third quarters of 2005 of $2.8 million and $6.8 million, respectively. Gross profit on product sales as a percentage of product sales revenue, excluding the effects of the increases in our warranty provision in 2005, decreased for the nine months ended September 30, 2006 due to increased upward pressures on material and component parts pricing, freight and handling costs, increases in the provision for estimated warranty costs, volume pricing on sales to major contract customers and increased costs related to our extended warranty program. This trend reflects improvement in the current three months ended as the impact of price adjustments served to increase gross profit on product sales as a percentage of product sales revenue. Barring any future warranty charges in excess of reserves provided and barring any continued pricing pressures on materials and components, we expect this improvement in gross margins on commercial oven sales to be largely sustained as the impact of price adjustments take effect and as the sales mix shifts to include relatively fewer sales from lower margin contracts.

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

For the three months ended September 30, 2006, research and development expenses increased 22%, or $210,000, to $1.2 million as compared to $1.0 million for the comparable period in 2005. The increase was primarily attributable to increased research and development expenditures in our Residential segment. For the nine months ended September 30, 2006, research and development expenses increased 6%, or $188,000, to $3.3 million as compared to $3.1 million for the comparable period in 2005. The net increase was attributable to an expanded scope of research activities in our Residential segment related to the development and launch of our new residential speed cook ovens, offset by a decrease in research and development expenditures in our Commercial segment.

The following table quantifies the net increase in research and development expenses over periods presented (in thousands):

	Increase (Decrease) in Research and Development Expenses for the Three Months Ended September 30, 2005 to 2006	Increase (Decrease) in Research and Development Expenses for the Nine Months Ended September 30, 2005 to 2006
Payroll and related expenses	$94	$338
General and administrative expenses	(25)	(73)
Design, prototype and other related expenses	141	(77)
Total increase	$210	$188

We believe that research and development expenses for 2006 will exceed 2005 levels, as we continue our development efforts for residential speed cook ovens and related products and for new commercial ovens planned for introduction in late 2006 and in early 2007.

Purchased research and development

Purchased research and development expense for the nine months ended September 30, 2006, was $7.7 million, an increase of $1.4 million, compared to $6.3 million for the comparable period in 2005, and related to the acquisition of technology assets from Global. Pursuant to the Purchase Agreement, we acquired the patent and technology assets of Global, further expanding TurboChef’s ownership of proprietary commercial and residential speed cook technologies.

At the closing of the transaction, Global received $5.0 million in cash and 60,838 shares of the Company’s common stock with a value of $993,000 at the date of acquisition. Additionally, we entered into services agreements with the principals of Global which provided, among other things, for delivery of three patent applications by the end of the first year, and two additional patent applications by the end of the eighteenth month, following closing. Upon timely delivery of these patent applications, we were obligated to pay Global three nearly-equal installment payments totaling $8.0 million, payable on each of the first three anniversaries of the closing date (the payments will be made 38% in cash and 62% in stock). In September 2006, all of the patent applications required under the terms of the agreement were delivered. The transaction was accounted for as an asset acquisition. The aggregate consideration for the assets acquired is comprised of $6.3 million, including transaction costs, given at closing and $7.7 million for the estimated fair value of the contingent consideration which became payable upon delivery of the patent applications. The $7.7 million for contingent consideration includes $1.9 million; the estimated fair value of 169,365 shares of common stock issued as part of the first installment and $5.3 million the estimated fair value of the two remaining installments. We allocated all the consideration for these technology assets to IPRD and expensed $7.7 million and $6.3 million for the three months ended September 30, 2006 and 2005, respectively.

Amounts allocated to IPRD include the value of products in the development stage that are considered not to have reached technological feasibility nor to have alternative future use. Technology development and IPRD were identified and valued through extensive interviews, analysis of data provided by Global concerning development projects, their stage of development, the time and resources needed to complete them, if applicable, and their expected income generating ability and associated risks. No development projects had reached technological feasibility; therefore, all the intangible assets were deemed to be purchase of IPRD. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing acquired IPRD. Key assumptions for IPRD included a discount rate of 34% and estimates of revenue growth, cost of sales, operating expenses and taxes. This valuation resulting from the resolution of the contingencies is in the process of being updated. The purchase allocation is preliminary and is subject to change based on completion of the final valuation. Any changes could be material to our consolidated statement of operations.

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

SG&A expenses decreased 1%, or $64,000, to $7.1 million for the three months ended September 30, 2006 as compared to $7.2 million for the comparable period in 2005. Selling, marketing and related expenses decreased $348,000, primarily due to a reduction in marketing and advertising expenses in our Commercial segment, offset by increased marketing and advertising expenses in the Residential segment related to the launch of our new residential oven. Legal and professional fees decreased $203,000 due to the resolution of certain litigation. Payroll and related expenses increased by $393,000, net, due to increased headcount primarily in our Commercial segment. Depreciation and amortization expense increased $224,000 related to leasehold improvements and furniture, fixtures and equipment in the new facilities and increased amortization related to the acquisition of technology assets.

SG&A expenses increased 13%, or $2.6 million to $21.6 million for the nine months ended September 30, 2006 as compared to $19.0 million for the comparable period in 2005. These increases were due to the increased activity driven by non-Subway related business and the residential oven initiative. Payroll and related expenses increased by $2.0 million, net, due to increased headcount primarily in our Commercial segment. Depreciation and amortization expense increased $1.0 million related to leasehold improvements and furniture, fixtures and equipment in the new facilities and increased amortization related to the acquisition of technology assets. Rent and occupancy costs increased $380,000 attributable to the Commercial Segment operations center in Dallas, Texas, which opened in June 2005. Selling, marketing and related expenses increased $708,000, primarily due to increased marketing and advertising expenses in the Residential segment related to the launch of our new residential oven, offset by a reduction in marketing and advertising expenses in our Commercial segment. Legal and professional fees decreased $1.6 million due to the resolution of certain litigation. In the fourth quarter of 2005, we closed the Commercial segment’s underperforming operation in the Netherlands and re-aligned the resources and cost structure. The closing of the Netherlands operations resulted in restructuring charges in the fourth quarter of 2005 of $621,000 including $125,000 of non-cash charges, principally related to impairment of fixed assets. In the first quarter of 2006, the Company negotiated to terminate the lease of the closed facility and recorded a reduction in the restructuring reserve of $41,000. The lease termination payment was made in April 2006 and concludes the restructuring plan initiated in the fourth quarter of 2005.

The following table quantifies the net increase in general and administrative expenses for the periods presented (in thousands):

	Increase (Decrease) in General and Administrative Expenses for the Three Months Ended September 30, 2005 to 2006	Increase (Decrease) in General and Administrative Expenses for the Nine Months Ended September 30, 2005 to 2006
Payroll and related expenses	$393	$1,999
Depreciation and amortization	224	1,019
Rent and occupancy costs	(31)	380
Selling, marketing and related expenses	(348)	708
Legal and professional fees	(203)	(1,643)
Restructuring charges	—	(41)
Other	(99)	97
Total increase	$(64)	$2,519

For the remainder of 2006, we expect to augment our SG&A infrastructure in our Residential segment in contemplation of the launch of our residential speed cook oven products as the marketing and promotion plans are finalized and the product launch is executed; however, the extent of the investment required to launch this new product in, what will be to us, a new market is difficult to quantify. We also expect increased sales and marketing expenses in 2006 in our Commercial segment as compared to 2005 due to an expected increase in commissions as a result of higher forecasted sales and an increase in the volume of sales generated by our networks of manufacturer’s representatives and food equipment distributors.

Net Other Income

Net other income for the three and nine months ended September 30, 2006 was $231,000 and $771,000 as compared to $415,000 and $959,000 for the comparable periods in 2005, respectively.

Liquidity and Capital Resources

Our capital requirements in connection with our product and technology development and marketing efforts have been significant. In light of the planned launch in late 2006 of our residential speed cook ovens, the capital requirements for these efforts likely will continue to be significant.

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

Cash used in operating activities was $12.0 million for the nine months ended September 30, 2006 as compared to $13.9 million for the comparable period in 2005. Net cash used in operating activities for the nine months ended September 30, 2006 resulted from our net loss of $(20.6) million less non-cash charges of $10.8 million (principally purchased research and development totaling $7.7 million and depreciation and amortization totaling $2.8 million), offset by an increased investment in working capital of $2.2 million. The change in working capital items included an increase in accounts receivable and cash used to reduce accrued expenses and warranty. Net cash used in operating activities for the nine months ended September 30, 2005 resulted from our net loss of $(21.1) million plus non-cash charges of $8.3 million (principally purchased research and development totaling $6.3 million and depreciation and amortization totaling $1.8 million) offset by an increased investment in working capital of $1.1 million.

Cash used in investing activities for the nine months ended September 30, 2006 was $2.9 million compared to $10.0 million for the comparable period in 2005. Net cash used in investing activities resulted principally from capital expenditures in tooling and equipment for our Residential segment. We anticipate capital expenditures of approximately $4.0 million during 2006, including anticipated capital expenditures in connection with the introduction of our residential oven. We anticipate funding these expenditures from working capital.

Cash provided by financing activities for the nine months ended September 30, 2006 was $699,000 compared to $57.6 million for the comparable period in 2005. In 2005, we received net proceeds of $54.8 million from a public offering of our common stock.

At September 30, 2006, we had cash and cash equivalents of $25.9 million and working capital of $26.3 million as compared to cash and cash equivalents of $40.1 million and working capital of $43.7 million at December 31, 2005.

Contractual Cash Obligations

As of September 30, 2006, our future contractual cash obligations are as follows (in thousands):

	Payments Due By Period
	Total	October - December 2006	2007		2008		2009	2010	Thereafter
Installment Payments for Covenants Not-to-Compete	$4,000	$1,335	$1,335		$1,330		$—	$—	$—
Installment Payments for Contingent Consideration Due Under Asset Purchase Agreement	6,346	1,013	2,668	*	2,665	*	—	—	—
Operating Leases	5,416	272	1,165		1,206		934	613	1,226
Total	$15,762	$2,620	$5,168		$5,201		$934	$613	$1,226

* 62% of this obligation is to be settled by issuance of common stock

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

Authoritative Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes . FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. The interpretation would require us to review all tax positions accounted for in accordance with SFAS No. 109 and apply a more-likely-than-not recognition threshold. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Subsequent recognition, de-recognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of this statement to have a material effect on the financial position or results of operation.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, however, this statement does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. This Statement emphasizes that fair value is a market-based measurement, not an entity specific measurement, and establishes a fair value hierarchy that distinguishes between (1) market participant assumptions based on market data and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. This Statement clarifies that market participant assumptions include assumptions about risk and assumptions about the effect of a restriction on the sale or use of an asset and clarifies that a fair value measurement for a liability reflects its nonperformance risk. This Statement expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of this statement to have a material effect on the financial position or results of operation.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

In May 2002, Maytag filed a complaint in Iowa federal court alleging that in a January 2002 press release (and in certain other unidentified statements) we publicized false and misleading statements about Maytag’s use of our intellectual property in its residential appliances (the “Iowa Litigation”). Based upon this allegation, Maytag asserted claims that we caused false advertising with respect to Maytag’s goods and services, that we had intentionally interfered with Maytag’s prospective business, that we had defamed Maytag and that we had unfairly competed with Maytag. Maytag’s complaint in the Iowa Litigation did not specify the dollar amount of damages sought. On May 15, 2006, Maytag and TurboChef filed a stipulation for voluntary dismissal of Maytag’s complaint in Iowa federal court.

Maytag also initiated arbitration against us in Boston, claiming damages in excess of $1.3 million for failure to pay for ovens (the “Boston Arbitration”). Our financial statements included accounts payable of approximately $1.4 million in connection with this claim. We had filed a counterclaim alleging that Maytag breached its warranty and committed fraud and that we had been damaged in an amount in excess of $1.5 million. We believe that the claims by Maytag in the Iowa Litigation and Boston Arbitration were without merit, and we intended to vigorously defend against Maytag’s allegations.

Maytag Corporation, together with Whirlpool Corporation, its parent, entered into a final settlement agreement with us effective September 27, 2006 with respect to a binding settlement negotiated in August, settling all disputes among the parties related to the causes of action raised in, and bringing an end to, the Boston Arbitration and the Iowa Litigation.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, see Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 12, 2006, the Company issued 169,365 shares of Common Stock to Global Appliance Technologies, Inc. as an installment of the consideration in connection with the acquisition by the Company of the technology assets of Global Appliance Technologies, Inc. on September 12, 2005. The number of shares were determined by formula to represent $1,653,850.00 in consideration under that agreement.

We believe our offering and sale of the shares in the transaction described above to the accredited investor is exempt from registration under Section 4(2) of the 1933 Securities Act (the “Act”). The certificate representing the securities issued contains a legend to the effect that such securities were not registered under the Act and may not be transferred except pursuant to an effective registration statement or pursuant to an exemption from such registration requirement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on July 18, 2006. The stockholders voted on two proposals, as more fully described in our definitive Proxy Statement, dated June 13, 2006. The votes were as follows:

Proposal 1: Election of Directors

NOMINEE	FOR	WITHHELD	ABSTAIN

Richard E. Perlman	25,566,147	407,803	307,064
James K. Price	25,871,861	102,089	1,350
James W. DeYoung	25,833,943	140,007	39,268
Sir Anthony Jolliffe	25,869,260	104,690	3,951
J. Thomas Presby	25,870,755	103,195	2,456
William A. Shutzer	25,812,997	160,953	60,214
Raymond H. Welsh	25,823,700	150,250	49,511

Proposal 2: Ratification of the appointment of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for fiscal year 2006

FOR	AGAINST	ABSTAIN

25,467,622	494,802	11,526

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

Dated: November 8, 2006