Form 10-K
period 2006-12-31
TURBOCHEF TECHNOLOGIES INC
filed 2007-09-24
CIK 916545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

For Annual and Transition Reports pursuant to Sections 13 or
15(d) of the Securities Exchange Act of 1934

(Mark One) [X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
to
Commission File Number 000-23478

TurboChef Technologies, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	48-1100390
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

Six Concourse Parkway, Suite 1900, Atlanta, Georgia	30328
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(678) 987-1700

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	NASDAQ Global Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
Common Stock, $0.01 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [  ]  NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [  ]  NO [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [  ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X]   No [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

Aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant at June 30, 2006: (the last business day of the Registrant’s most recently completed second fiscal quarter) $233,651,605.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at September 1, 2007
Common Stock, $0.01 Par Value	29,240,175

TURBOCHEF TECHNOLOGIES, INC.
TABLE OF CONTENTS

Explanatory Note

In this Annual Report on Form 10-K, we are restating our consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004. This report also reflects the restatement of “Selected Financial Data” in Part I, Item 6 for the foregoing periods and for the years ended December 31, 2003 and 2002 and the Company’s restatement of the unaudited quarterly financial information for the interim periods of 2006 and 2005.

We have not amended, and we do not intend to amend, any of our previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in previously filed reports and any related press releases or presentations of such financial information should not be relied upon.

All prices and share amounts in this Report have been adjusted for the Company’s one-for-three reverse stock split on December 27, 2004.

On March 2, 2007, we announced that we had received a letter from the Securities and Exchange Commission regarding an informal inquiry of the Company’s stock option grants for the period from January 1, 1997 through the present (the “Review Period”, as discussed below, the Review Period was subsequently redefined to include all grant dates from the Company's 1994 initial public offering through the present). In reaction to this inquiry and to respond to the SEC’s information requests, the Company’s management, under the oversight of the Audit Committee of the Board of Directors, began to conduct a comprehensive review of the Company’s stock option grants and practices. The Company engaged an investigative team (the “Investigative Team”) consisting of outside legal counsel experienced in these matters, as well as Deloitte Financial Advisory Services serving as forensic accounting experts and Kroll Ontrack, performing computer forensic collection services, who were each engaged by our outside legal counsel. The Audit Committee also engaged its own separate legal counsel. Two members of the Audit Committee have served on our Compensation Committee at all times since October 2003. These directors recused themselves from any participation in matters relating to the historic performance of the Compensation Committee.

As a result of the findings of the review by the Investigative Team, as well as our internal review, our management has concluded, and the Audit Committee of the Board of Directors agrees, that the measurement dates that the Company used for financial accounting purposes and pro forma disclosure purposes for various stock option awards made over the entire Review Period differ from the measurement dates that should have been used under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for those grants. Measurement dates are dates at which, for accounting purposes, one compares the exercise price at which an option is awarded against the fair market value of the underlying shares of stock at the measurement date, as determined under APB 25 and applicable interpretative guidance related thereto. If the exercise price awarded is less than the fair market value of the shares at the time of grant, as determined under APB 25, then the issuer of the stock option award is subject to a compensation charge for any discount that results.

The Company found in its review that certain awards had an exercise price less than the market price of the shares on the revised measurement date, and the Company had not reflected the resultant compensation charges in its financial results. Accordingly, we are recording net additional non-cash, stock-based compensation expense of $21.0 million, over the thirteen-year period from the Company’s 1994 initial public offering through the present, with regard to past stock option grants (net of forfeitures related to employment terminations), and we are restating previously filed financial statements for years ended December 31, 2005 and 2004 in this Form 10- K.

By the end of 2005, in response to the requirement of SFAS 123R for the Company to begin expensing stock options the next year, the Company suspended the use of stock options as a type of equity award under its employee stock incentive plan, and no new stock options have been issued since the end of that year. In addition, the Company accelerated the vesting of all outstanding stock options by the end of 2005 to minimize future compensation expense that the Company would otherwise recognize in its consolidated statements of operations upon the effectiveness of SFAS 123R.

The determination of appropriate measurement dates, especially in the context of a historical review, is subject to complex factual, analytical and judgmental factors. Alternate approaches to those used could have resulted in different compensation expense charges than those recorded in the restatement. The determination by management of the appropriate measurement dates for the stock option grants was based upon the best available information, including the input from the outside legal and accounting

i

experts conducting the review. Where we had incomplete documentation, we considered all available relevant information to determine the first date on which all stock option terms were fixed. As described later in this Explanatory Note, where evidence necessary for a determination of the appropriate measurement date under APB 25 was wholly lacking, we estimated compensation charges or a range of possible compensation charges through certain statistical analyses. We believe that the approaches we used to determine or, in some cases estimate, appropriate measurement dates for historic stock option grants were the most appropriate under the circumstances.

The review initially considered two distinct periods: January 1, 1997 through October 28, 2003 (the “Pre-Change of Control Period”), and the period subsequent to October 28, 2003 (the “Post-Change of Control Period”). During the review process, the Investigative Team also determined that it was appropriate to review grant events from the Company’s initial public offering in 1994 until January 1, 1997. Accordingly, the Review Period and the Pre-Change of Control Period were re-defined to also include these periods. While the review of 1994-1996 grant events was not as extensive as it was for the remainder of the Review Period, we believe it included sufficient detail to determine compensation expense for that period, which is reflected in the restated stockholders’ equity. The review encompassed approximately 450 individual grants made during the Review Period and included analysis of more than 4,500,000 pages of documents, including e-mails and other electronic documents, and interviews of 22 current and former directors, officers, and employees. Substantially more documentation, and all of the management personnel involved, for the Post-Change of Control Period were available to the Investigative Team. Reviewable records were less available for the Pre-Change of Control Period, and not all of the members of senior management during the earlier periods could be interviewed.

Results of the Review

The Company has completed the investigation and analysis of its option grants and processes during the Review Period. The Audit Committee accepted factual findings and recommendations of the Investigative Team and made certain additional findings and recommendations. These findings and recommendations were then presented to our Board of Directors which has accepted the findings and directed that the recommendations be implemented. The key findings of the Investigative Team and the Audit Committee for each of the Post-Change of Control Period and the Pre-Change of Control Period are summarized below. Current management of the Company in the Post-Change of Control Period includes no one from the previous period. One current member of the Board of Directors was also a member of the Board of Directors of the Company for a period of time during the Pre-Change of Control Period.

Key Findings Related to Post-Change of Control Period (Current Management)

The Audit Committee does not believe that the evidence reviewed establishes intentional misconduct on the part of any current member of senior management or director, and the Audit Committee retains confidence in the integrity of these individuals. The Audit Committee believes that it received the full cooperation of the Company’s current senior management and directors. The Audit Committee recognized in its findings the absence of administrative infrastructure that prevailed at the time of the October 28, 2003 change of control. Nonetheless, the Audit Committee found that the Company’s and management’s administration of its stock option program was marked by errors, poor administrative practice and a failure to understand or properly apply applicable accounting principles. The Company is reporting that the current Chief Financial Officer has determined to leave that position and will be transitioned to another role at the Company by year-end 2007.

Other key findings include the following:

•
The Investigative Team found that the Company did not have an established and consistent policy or practice for granting stock options. For example, (i) new employees generally received stock options on or around their start dates or batched with other stock option grants; (ii) grant dates for new employees were often inconsistent with start dates reflected in offer letters, payroll and personnel records and regulatory filings; (iii) certain grants reflected transactions with inconsistent documentation or documentation approved subsequent to the grant date; (iv) in most cases, there was insufficient documentary evidence of Board of Directors or Compensation Committee approval of the specific grant terms on or before the grant dates; (v) management granted some options to employees prior to the delegation of authority from the Compensation Committee being formalized and documented in May 2004 (the Compensation Committee subsequently approved all such grants); and (vi) certain new employees received stock option grants prior to the Board of Directors’ formal adoption of the Company’s applicable stock option plan.

•	The Investigative Team found that a statistical analysis of average forward returns on grant dates versus non-grant dates did not suggest a stock option backdating practice by current management.

•
The Investigative Team found that the Board of Directors delegated authority to senior management to grant up to 2.0 million stock options in connection with the change of control transaction in October 2003, and evidence suggested a decision by management to grant options to each director and employee at the fair market value on the date of the change of control, but the Company failed to finalize the determination of fair market value and exercise price until shortly after the grant date, and the allocation of options to certain employees was not finalized on or before the grant date. The actual stock option plan pursuant to which the stock options were granted was not formally approved by the Board until on or about December 8, 2003. Although evidence suggested certain directors were informally designated as Board members prior to grant dates for certain of their stock options, these grants were made prior to formal appointment to the Board (or acceptance of the appointment). Stock options were also granted to certain directors for service on Board committees prior to their formal appointment to the committee or, in one instance, prior to the creation of the committee itself. Formal approval of stock option grants associated with Board committee service was not obtained until January 2004.

•
The Investigative Team found that of senior management, only one executive officer, three non-executive officers and no directors exercised stock options granted during the Post-Change of Control Period.

•	The Investigative Team found that with respect to one grant to an administrative employee, the number of stock options was increased subsequent to the grant date.

•	The Investigative Team found that with respect to one grant to an executive officer and two grants to employees, stock options were granted prior to their formal employment dates.

•
The Investigative Team found that with respect to one grant to an executive officer and five grants to employees, evidence suggested that grant dates and exercise prices were modified subsequent to the recorded grant dates, but it was unclear whether the modifications were intended to capture a lower exercise price.

•
The Investigative Team found that with respect to one annual grant to two executive officers and certain employees, there was insufficient evidence that the allocation of stock options was complete on or before the grant date.

•	The Investigative Team found that certain consultants received stock option grants prior to the date of formal Board approval, but it was unclear when the terms of the grants were finalized.

The Audit Committee accepted the Investigative Team’s recommendation to revise measurement dates for certain stock options, resulting in those options effectively having been granted “in-the-money” and the Company having not disclosed or accounted for the grants as such and having understated reported compensation expense in financial statements and related periodic reports for the fiscal periods covering the last calendar quarter of 2003 through the end of calendar year 2005 (when the Company ceased granting stock options).

The Investigative Team also found that the Board had responsibility for approving stock option grants during the Post-Change of Control Period. The Board formally delegated that authority to the Company’s Compensation Committee in December 2003, and the committee in May 2004 formally delegated authority to the Chief Executive Officer and Chairman to grant stock options to non-executive officers and employees. Neither the Board nor the Compensation Committee were involved in the logistics of stock option grants, and neither detected grants that deviated from the terms of the stock option plan, including grants with exercise prices below fair market value due to incorrect measurement dates. On certain occasions for grants requiring its approval, the Board or Compensation Committee executed resolutions approving those grants significantly after the grant date.

The Audit Committee found that the governance practices at the Company should be strengthened. The Audit Committee has recommended a lead director should be designated (i) to promote the continuing improvement of the Company’s governance practices, (ii) to spearhead an assessment of the optimum composition of the Board and its committees from a governance standpoint, and (iii) to institute a review to assure that the professional advice provided to management and the Board in compensation and governance matters is fully adequate. The Investigative Team also made a number of recommendations for improvements in procedures and administration of equity grants generally and stock options, should the Company grant them again in the future, as well as recommendations regarding corporate governance and internal controls. These recommendations were accepted by the Audit Committee and the Board of Directors has directed that they be implemented.

Key Findings Related to Pre-Change of Control Period (Prior Management)

The Audit Committee accepted the Investigative Team’s factual findings with respect to the Pre-Change of Control Period. These findings include the following:

•
There is evidence that certain former members of management and of the Board of Directors at the time determined grant dates and exercise prices in hindsight for certain stock option grants by (i) apparently selecting grant dates in hindsight to obtain more favorable exercise prices within a particular range of dates; and (ii) apparently re-pricing certain grants in hindsight based, in some cases, on the lowest closing market price within a particular range of dates to attain lower exercise prices.

•	There is evidence that certain employees and one director were granted stock options prior to their start dates or election to the Board.

•	Stock option terms were modified subsequent to certain grant dates.

•	The Company’s stock option grant practices did not comply consistently with the Company’s applicable stock option plan.

•
Board actions by written consents of all directors in lieu of a meeting (“unanimous written consents” or “UWCs”) were prepared, approved and executed significantly after the date indicated on the documents.

•	Documentation for many grant events is incomplete or missing from the Company’s records.

•
The documentary evidence suggests that certain members of management and the former Board, serving at various tenures, were involved or may have been aware of the retrospective selection of certain grant dates and/or modifications to stock option amounts subsequent to the recorded grant date. It is unclear whether these individuals were aware of the accounting implications or accounting treatment of the stock option grants at issue. In addition, based on the foregoing, the Audit Committee found that the review suggested that the one current director of the Company who at various times was on the Company’s Board during the Pre-Change of Control Period may have been aware of the retrospective selection of grant dates and modifications of grant terms with respect to grants he received during that period, but the Committee does not believe he understood the accounting consequences of those actions. The Audit Committee therefore concluded that the evidence did not establish that the director engaged in intentional misconduct.

•
The Company understated its reported compensation expense for the Pre-Change of Control Period because of the improper measurement dates selected for certain options, and the Company granted “in the money” options without disclosing or accounting for them as such.

Analysis of Specific Grants

Post-Change of Control Period (Current Management)

Grants of stock options in the Post-Change of Control Period give rise to $10.4 million of the additional stock-based compensation expense. During the Post-Change of Control Period, grant events subject to revised measurement dates related to (i) the change of control transaction in October 2003; (ii) a May 2004 award to an executive officer in connection with his assumption of increased responsibilities; (iii) a May 2005 grant of options to certain key employees (in the only broadly based grant of options since the 2003 change of control transaction); (iv) a May 2005 grant of options to a newly hired executive officer; and (v) new employee hires. A summary of these grants, based upon the findings of the Investigative Team is outlined below.

Change of Control Transaction Grants. A majority of all options granted to officers and directors occurred in connection with the Company’s October 2003 private placement of preferred stock to a group of investors which effectively transferred a controlling interest in the Company. In connection with the change of control, new management and a new board of directors were installed, and plans had been publicly announced that the Company would reserve 2.0 million shares of common stock for issuances of options to the officers, directors, employees and consultants of the Company. The private placement closed on October 28, 2003 at an as-converted price per common share of $0.93. Options on approximately 1.6 million shares (1.3 million to officers and directors) were granted as announced in connection with the change of control. The options were issued with an indicated grant date of October 29, 2003 and an exercise price of $5.25, a price substantially in excess of the price paid by investors in the change of control transaction. The exercise price, however, was not finalized until shortly after October 29. In addition, the Company determined that formal Board approval of the allocation schedule fixing the list of the recipients of the options and the number of shares for each was not finalized until on or about December 8, 2003, the date appearing on the last faxed signature to the UWC. As a result, the Company has determined in the review that the documentation of the October 29 award was deficient to support an October 29 grant date and that December 8, 2003 should be used. Using December 8 as the measurement date under APB 25, the fair market value of the Company’s stock is deemed to be the last closing price before December 8, or $9.90 per share, resulting in compensation expense of $7.2 million. Of that amount $5.3 million resulted from options granted to executive officers and directors. Additionally, until the Board ratified the grant of 30,000 options to certain directors as compensation for Board and committee service on January 24, 2004, there was no documentary evidence found that certain directors were formally appointed to a committee on or before the original October 29, 2003 grant date of their options for committee service or, in one instance, that the committee was formally created on or before the original grant date. Based on the review, the Company determined that those grants should be re-measured to the later date of ratification. The new measurement date fair market value of the Company’s shares was $12.99 per share, resulting in additional compensation expense of $232,000 under APB 25.

Additional Executive Officer Grant. On one occasion in May 2004 an executive officer was granted options in connection with his assumption of expanded responsibilities in connection with an acquisition. The options were documented as granted at the same time as options granted to new officers and employees being hired from the acquired company. The UWC listing the executive’s options and documenting the ratification by the Compensation Committee of his grant was not fully signed until eighteen days later. From the review, the Company determined that the proper measurement date under APB 25 for this grant was the later signature date on the UWC which yielded a fair market value for the shares at an amount higher than the grant price applied to the award, resulting in additional compensation expense of $73,000.

Broadly Based 2005 Grant. The Company, at a Board meeting in May 2005, secured Board approval for a broad grant of options to certain key employees, including officers. However, it appears from the review that the specific allocation of the awards by name to each key person who received an option grant was not finalized until six days later when the last Compensation Committee member signed the UWC consenting to the allocation list. The Company determined that the proper measurement date under APB 25 should have been the date documentation indicated the allocation was approved by the Compensation Committee, the date of the last signature of the committee members, and it is re-measuring that grant to that date. The new measurement date yields a fair market value for the shares at an amount higher than the grant price applied to the award, resulting in additional compensation expense of $473,000. Of that amount $88,000 resulted from options granted to executive officers.

New Executive Grant. A grant made to a newly-hired executive officer in 2005 was pre-approved by the Compensation Committee prior to his start date. Because this officer was being hired in connection with the creation of a new business unit representing a new direction and potential significant investment for the Company, and because the Board was holding a meeting around the time the new executive was joining the Company, the Compensation Committee Chairman requested that the officer’s compensation package be considered by the entire Board at the Board meeting. For that grant, the measurement date was originally established by the Company as of the date of the full Board approval. From the review, the Company determined, based on the relevant factors, that the officer’s employment start date, which was approximately one week prior to the Board meeting, fixed the proper measurement date and that the subsequent full Board action and documentation of the award as of the meeting date (resulting in a lower price) was a re-pricing of the grant making it a “variable award” which requires that compensation cost be adjusted to intrinsic value each reporting period. The Company has computed compensation expense in the amount of $535,000 as a result of the application of variable accounting.

New Employee Hires. Our practice prior to 2006 had been to grant stock options to all full-time employees in connection with commencement of employment. On many occasions, management would determine how many options an employee should receive and the award date to be used for documenting and pricing the option. Management would seek and receive final approval of such option awards from the Compensation Committee by ratification of the various awards in batches at a later time. In the review, the Company determined that awards of stock options to new employees were not documented as consistently being made on exact start dates, and approvals for many recorded grant dates for options were not consistently documented at the time of the grant, but rather the option certificates and the final approval actions of the Compensation Committee lagged the recorded grant dates by varying periods of time. Based on all available facts and circumstances from the review, the Company determined that the originally recorded measurement dates for option awards made to many employees during the Post-Change of Control Period from October 2003 through December 2005 were not the correct measurement dates under APB 25 and that the dates of formal approval by the Board and/or the Compensation Committee should be the measurement dates. Using the various new measurement dates determined in the review, as generally described above, and after accounting for forfeitures, we have adjusted the measurement of compensation cost for options covering 1.3 million shares of common stock resulting in incremental stock-based compensation expense of $1.8 million on a pre-tax basis over the respective awards’ vesting terms.

Pre-Change of Control Period (Prior Management)

Grants of stock options in the Pre-Change of Control Period gave rise to approximately $10.0 million of the additional stock-based compensation expense. As previously indicated, the Company, as part of the review, expanded the Pre-Change of Control Period by conducting a more limited review of an additional 65 individual grants from the Company’s 1994 initial public offering to December 31, 1996 which consisted of all grant events during such period. That review led to re-measurements of option grants giving rise to approximately $3.4 million of additional stock-based compensation expense. This amount is included in the $10.0 million noted above and has been recorded in shareholders’ equity in the restated financial statements.

In general, during the Pre-Change of Control period, the entire Board, rather than a committee, made awards to officers, directors and employees. Grants were approved at meetings of the Board or by action by UWC and were made in broad grants to groups of officers and employees at various times, selectively to individuals and small numbers of personnel at various times and in connection with beginning employment. Records for option awards during the Pre-Change of Control Period were found in some cases to be missing or incomplete. Accordingly, option grants during the Pre-Change of Control Period were addressed in the review under one of the following two categories: (1) those for which the Investigative Team found adequate records to enable the Company to determine appropriate measurement dates, or for which there were some records, enabling the Company to make a judgment about an appropriate measurement date, in each case based upon the best available information, and (2) those for which little or no records were found to support a determination of an appropriate measurement date.

Category One Grants. For option grants during the Pre-Change of Control Period under the first category, there were several instances in which awards were documented as having been made, and were priced accordingly, on a date prior to the

v

date documents in the Company’s records show formal corporate action making the grant was taken. This appears to have been done, in the case of reporting persons, to make the grant date coincide with a specific event, such as the due date of applicable regulatory filings (i.e., Form 3 or Form 4), the appointment or re-election of a director or the purported date options were granted to non-officers. In many of these cases, we have determined that the correct measurement date is the date on which the Board took the action to approve the grant. However, we often had to make reasonable judgments based on the best available information about when the Board took such action. The review also identified instances in which awards to officers were made effective upon a future event, such as the commencement of employment and instances where the record suggests new employees were granted stock options prior to their start dates. In these cases, we determined that the date of the future event is the correct measurement date for such grants. The review also identified instances where stock option terms (amount, expiration, etc.) were modified subsequent to grant dates, where documents indicate grant dates were selected in hindsight (partly based on the timing of required Form 4 filings) to obtain more favorable exercise prices, and where evidence suggests that members of the Board and senior management re-priced grants subsequent to the award to obtain a lower exercise price. The selection of dates and prices in these instances appears to have been made in hindsight based on the lowest closing stock price within a particular range of dates. In all instances where documents were available to indicate a different measurement date than the one apparently used, the grants were re-measured. In connection with the application of these measurement principles for option grants to officers and directors of the first category, and after accounting for forfeitures, the Company has adjusted the measurement of compensation cost for options covering 2.3 million shares of common stock resulting in an incremental stock-based compensation expense of $7.4 million on a pre-tax basis over the respective awards’ vesting terms. Re-measurement of options of the first category covering 1.0 million shares granted to non-officers resulted in additional stock-based compensation expense of $2.4 million on a pre-tax basis over the awards’ vesting terms after accounting for forfeitures.

Category Two Grants. The Company had insufficient or no documentation to review in connection with the second category of stock options granted during the Pre-Change of Control Period. Accordingly, the Company could not reach any conclusions about any required re-measurements or compensation charges through a normal review or application of any methodology to limited documents. Instead, the Company performed a sensitivity analysis on those grants where the selection of an alternative measurement date could have resulted in a compensation charge. The sensitivity analysis was based on a computation of the minimum and maximum number of days between the grant date and the re-measurement date for those grants in Category 1 (ones with good or some information) by classification of grantee (consultant, director, executive, other). The intrinsic value, if any, used to calculate the net compensation expense for Category 2 grants was determined by comparing the strike price of the grant to the average stock price between the minimum and maximum number of days after the grant date by classification of grantee. Based on this methodology, the Company has adjusted the measurement of compensation cost for options covering 595,000 shares of common stock resulting in incremental stock-based compensation cost, net of forfeitures, of $314,000 on a pre-tax basis over the respective awards’ vesting terms. All of this amount was related to non-officers.

The Company believes that the foregoing analysis is a reasonable basis for recording additional compensation expense related to the Category 2 grants. However, the sensitivity analysis was also extended to a computation of hypothetical compensation cost for these grants using the highest and lowest stock prices within the above-described date ranges. If the highest stock price in the date ranges by grantee classification were used the potential additional compensation expense is estimated at $1.9 million. Conversely, if the lowest stock price in these same date ranges is used there is no additional compensation cost. The Company believes that the $314,000 it has recorded is appropriate for the additional compensation cost related to the Category 2 grants. Of this amount, 71% relates to years prior to 2001.

Other Matters

Compensation expense of $552,000 on a pre-tax basis was also recognized, of which $222,000 related to the termination of a former officer. The remaining amount was recognized as a result of non-employee grants to consultants in exchange for services and other matters. These grants were also fixed by management with subsequent final approval by the Board or Compensation Committee, and new measurement dates were determined in the review based upon the later ratification actions giving final approvals (except for two grants subject to counterparty performance conditions, which were remeasured until performance was complete).

To the extent we reasonably can, we intend to take actions to deal with certain adverse tax consequences that may be incurred by the holders of incorrectly priced options. The primary adverse tax consequence is that incorrectly priced stock options vesting after December 31, 2004 that resulted in the employees receiving an exercise price at a discount from fair market value of the Company’s common stock on the date determined in the review to be the proper grant date for measurement purposes may subject the option holder to tax on unrealized gain and a penalty tax under IRC Section 409A (and, as applicable, similar penalty taxes under various state tax laws). We expect to incur future charges to resolve the adverse tax consequences that may be incurred by the holders of incorrectly priced options related to non-Section 16 reporting persons, however, such amounts are not expected to be material. The Company continues to explore alternatives and has not concluded whether it will take any action related to the adverse tax consequences that may be incurred by the holders of incorrectly priced options related to Section 16 reporting persons and is under no obligation to make any such payments to these individuals. In addition to any costs associated with resolving the adverse tax consequences that may be incurred by holders of the incorrectly priced options, the Company may have obligations with respect to failure to withhold taxes on such employee exercises. The Company may incur certain penalties and related costs associated with the adverse tax consequences of incorrectly priced options and such amounts could be material. If further payments are required, we believe the Company has sufficient resources to make such payments.

Additionally, approximately $90,000 of payroll taxes associated with certain exercises of options, which for payroll tax purposes were originally deemed to be incentive options but subsequent to re-measurement are now deemed to be non-qualified options, have not been recorded in the restatement due to immateriality. All options granted in the Pre-Change of Control Period and a significant portion of options granted in the Post-Change of Control Period were originally deemed to be non-qualified options.

Summary of Stock-Based Compensation Adjustments

The additional stock-based compensation expense was amortized over the vesting period relating to each option award, typically 48 months in the Pre-Change of Control Period, for which vesting was accelerated at the 2003 change in control, and 36 months in the Post-Change of Control Period. As of December 31, 2005, the Company changed its equity compensation programs to include acceleration of all unvested options as of December 31, 2005 and to cease awarding any more stock options. Consequently, 100% of the expense being recorded is in years prior to fiscal 2006. The additional stock-based compensation expense increased selling, general and administrative expenses in the affected periods. The adjustments did not affect TurboChef’s previously reported revenue, cash and cash equivalents or net working capital balances in any of the restated periods. The aggregate stock-based compensation charge of approximately $21.0 million recorded by the Company resulted in no deferred income tax benefits as the Company maintained a full valuation allowance against its deferred tax assets for the Review Period.

The incremental impact from recognizing stock-based compensation expense and the cumulative effect on accumulated deficit resulting from the review of past stock option grants is as follows (dollars in thousands):

Fiscal Year	Expense	Cumulative Increase to Accumulated Deficit
1994	$67	$ 67
1995	83	150
1996	589	739
1997	1,561	2,300
1998	2,237	4,537
1999	1,657	6,194
2000	1,299	7,493
2001	1,267	8,760
2002	693	9,453
2003	1,224	10,677
Subtotal	10,677	10,677

2004	3,365	14,042
2005	6,915	20,957
Total	$20,957	$20,957

Additionally, we have restated the pro forma expense under Statement of Financial Accounting Standards (“SFAS”) No. 123 in Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K to reflect the impact of these adjustments for the years ended December 31, 2005 and 2004.

Judgment

Many of the revised measurement dates for grants in the Pre-Change of Control Period (1994 to October 2003) could not be determined with certainty, and we made judgments, as described above, to establish the revised dates based on the best information available. Judgments different from those used by us regarding the timing of the revised measurement dates would have resulted in different compensation expense charges than those recorded by us in the restatement. We therefore prepared a sensitivity analysis to determine the hypothetical minimum and maximum compensation expense charge that could occur if different judgments to determine the revised measurement dates were used. We provided a minimum and maximum range to the sensitivity analysis as a result of significant volatility in prices versus the revised measurement date prices. In reviewing all available data, we considered other possible alternative grant dates for determining a sensitivity analysis, but were unable to find any such data or evidence that would provide an alternative measurement date we believed to be better than the one we selected.

We applied our sensitivity methodology on a grant date by grant date basis to examine the largest hypothetical variations in stock-based compensation expense within a range of possible approval dates for each grant event. The range of possible approval dates was developed for each grant after considering all available evidence (for example, unanimous written consents, email dates, and

Board of Director or Compensation Committee meeting dates). For grants that had insufficient evidence to identify either an earliest possible measurement date or the latest possible measurement date (or for Category 2 grants, both dates) we based the range of possible measurement dates on a computation of the minimum and maximum number of days between the grant date and the re-measurement date for those grants in Category 1 (ones with good or some information) by classification of grantee (consultant, director, executive, other). While we believe the evidence and methodology used to determine the revised measurement dates to be the most appropriate, we also believe that illustrating differences in stock-based compensation expense using these alternative date ranges provides some insight into the extent to which hypothetical stock-based compensation expense would have fluctuated if the available evidence had caused us to chose other dates.

After developing the range for each grant event by grantee category, we selected the highest closing price of our stock within the range and calculated the difference in stock-based compensation expense to determine the maximum possible compensation expense. We then selected the lowest closing price within the range and calculated the difference in stock-based compensation expense to determine the minimum possible compensation expense. If the low closing price was less than the closing price on the original date of grant, there was no resulting compensation charge. We compared these aggregated amounts to the stock-based compensation that we recorded. If we had used the highest closing price of our stock within the range, our total restated stock-based compensation adjustment relating to the revision in measurement dates would have been increased by approximately $8.6 million. Conversely, had we used the lowest closing stock price within the range, our total restated compensation expense would have decreased by $6.0 million.

Our hypothetical ranges of stock-based compensation expense were affected by the high level of volatility in our stock price and the date ranges used in our sensitivity analysis. For example, in 1996 (the year in our restatement period with the largest sensitivity range based on option grant date), our stock price closed at a low of $21.75 per share and a high of $66.38 per share during the range of potential alternative measurement dates. In 1998 (the year in our restatement period with the second largest sensitivity range based on option grant date), our stock price closed at a low of $12.00 per share and a high of $39.38 per share during the range of potential alternative measurement dates. Since we do not have evidence that the grant dates and exercise prices were selected on the date when our stock price was at its highest or lowest during each period, we concluded that selecting a revised measurement date on the “highest” or “lowest” closing price when measuring compensation expense would not have been consistent with the requirements of APB No. 25, which looks to the “first date” on which the terms of the grants were fixed with finality.

The majority of stock option grants during this time period had some uncertainty related to the measurement date, therefore grants during such period were included in the sensitivity analysis. The following tables set forth the effect on earnings before income taxes (net of estimated forfeitures) that would result from using different alternate measurement date determinations for the Pre-Change of Control Period as compared to the measurement date selected in our evaluation and used for accounting purposes. The first table, titled “Sensitivity Analysis by Option Grant Year” illustrates actual pre-tax stock-based compensation expense and the hypothetical stock-based compensation expense for this period based on the year each option in the restatement was granted. The second table, titled “Sensitivity Analysis by Option Vest Year” illustrates the actual amortization of the pre-tax stock-based compensation recognized in our consolidated financial statements and the hypothetical stock-based compensation expense in the period that the options are earned.

Sensitivity Analysis by Option Grant Year for Pre-Change of Control Period (in thousands)

Year	Pre-Tax Compensation Expense Based on Selected Revised Measurement Dates	Hypothetical Compensation Expense Based on Lowest Closing Price Within Range of Potential Alternative Measurement Dates	Hypothetical Compensation Expense Based on Highest Closing Price Within Range of Potential Alternative Measurement Dates
1994	$83	$83	$83
1995	330	302	3,088
1996	2,949	91	3,814
1997	2,323	2,055	2,661
1998	2,453	1,106	4,571
1999	243	243	400
2000	353	—	1,131
2001	883	77	1,814
2002	360	—	966
2003	—	—	—
Total	$9,977	$3,957	$18,528

Sensitivity Analysis by Option Vest Year for Pre-Change of Control Period (in thousands)

Year	Pre-Tax Compensation Expense Based on Selected Revised Measurement Dates	Hypothetical Compensation Expense Based on Lowest Closing Price Within Range of Potential Alternative Measurement Dates	Hypothetical Compensation Expense Based on Highest Closing Price Within Range of Potential Alternative Measurement Dates
1994	$67	$67	$67
1995	83	80	1,753
1996	589	110	1,336
1997	1,561	341	2,453
1998	2,237	833	2,934
1999	1,657	838	2,535
2000	1,299	788	2,350
2001	1,267	593	2,439
2002	693	242	1,304
2003	524	65	1,357
Total	$9,977	$3,957	$18,528

For additional information regarding the restatement, see Note 3, “Restatement of Consolidated Financial Statements,” to the consolidated financial statements, Part I, Item 6, “Selected Financial Data,” Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 9A, “Controls and Procedures.”

Part I

Forward-looking Statements

Certain statements in this Annual Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of TurboChef Technologies, Inc. (“TurboChef” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company’s history of losses; our dependence on a limited number of customers; the effect of our long sales cycle; our oven products are offered to emerging market segments requiring significant marketing efforts to achieve market acceptance; our rapid expansion and the potential difficulty in managing our growth; relationships with and dependence on third parties for raw materials or components; our reliance on our senior management team and the expertise of management personnel; the limited experience of some of our senior executive officers in our industry; potential liability for personal injury or property damage; the ability to protect our proprietary information, the results of government inquiries and possible regulatory action or private litigation regarding the results of the Company’s investigation of its stock option grants and practices and the uncertainty of the outcome of legal proceedings in which we are currently involved. Additional information and factors are set out in “Risk Factors” in Item 1A of this Annual Report. The words “believe,” “expect,” “anticipate,” “intend,” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date the statement was made. We undertake no obligation to update any forward-looking statement.

Item 1. Business

General

TurboChef Technologies, Inc. is a leading provider of equipment, technology and services focused on the high-speed preparation of food products. Our user-friendly speed cook ovens employ proprietary combinations of heating technologies, such as convection, air impingement, microwave energy and other advanced methods, to cook food products at speeds up to 12 times faster than, and to quality standards that we believe are comparable or superior to, that of conventional heating methods. We believe that one of our primary competitive advantages is the strength of our research and development capabilities and the breadth and depth of our portfolio of patents. Our staff of 24 engineers has a long history of developing innovations in the foodservice industry. Our research and development focus combines the development of innovative cooking technologies with the commercialization of those technologies into finished products to meet specific market needs.

Currently, we focus our efforts on the approximately $4.0 billion annual worldwide commercial primary cooking equipment market with our three primary speed cook oven models, the C3, the Tornado® and the High h Batch. The speed, quality, compact size, ease of use and ventless operation of our ovens provide significant advantages to a wide range of foodservice operators, including full- and quick-service restaurants, hotels, stadiums, convenience stores and coffee shops. These customers increasingly value the ability to cook food in a quick and high quality manner with minimal employee training. In addition, our ovens enable certain other customers to significantly broaden their foodservice offerings. We believe the advantages of our technologies have been validated by the exclusive supply agreements we have been awarded to provide speed cook ovens to several of the most widely known food service brands.

We offer our customers a high level of product service and support via a centralized call center and a network of certified third-party service technicians, which we believe significantly differentiates us from our competitors in the commercial cooking equipment market.

We currently sell our ovens through a broad sales organization that includes both internal direct salespeople as well as a broad base of manufacturer’s representatives and equipment distributors. In addition, we employ a flexible manufacturing model that relies on external suppliers of components for our ovens coupled with final assembly in our own facilities or through contract manufacturers as needed. This attractive operating model provides a level of operating leverage and capital efficiency within our business.

In order to leverage our success in the commercial cooking equipment market, we have entered the approximately $3.7 billion annual domestic residential oven market with the shipment of our first consumer model in early 2007. Consumers increasingly value speed and convenience in home food preparation and continue to demand higher levels of quality and functionality in their kitchen appliances, resulting in a significant rise in recent years in the purchase of restaurant-caliber kitchen appliances for the home. We offer a double wall oven with an original and unique design and control system to bring commercial speed cook technology right into the home. Our first residential products target the premium segment of the residential oven market and are priced at a point that we believe is appropriate for a high-end consumer purchase. We expect to follow with a single wall version of the speed cook oven by the end of the year and with other configurations over time to most successfully satisfy all consumer needs in the kitchen for residential oven appliances.

Our senior management team has a successful track record of improving operating results, building scale through organic growth and strategic acquisitions and enhancing stockholder returns, and it is dedicated to accomplishing these same things for the Company. Since joining us in October 2003, our senior management team has made notable progress in developing the speed cook market and positioning the Company as the foremost player in that field. A number of members of our management team have specific and significant experience in speed cook technology and the commercial foodservice industry in general. Since 2003, we have seen the development of a tremendous relationship with the Subway franchise restaurant system with our Tornado ovens with approximately 30,000 units installed and continued meaningful sales each year. The Company believes that success has been a springboard to the development it has experienced of solid relationships as the exclusive provider of speed cook ovens to other well-known brands. The Company now has a solid sales and marketing effort and operates its own production line out of our operations center in Dallas, Texas, which opened in 2005. The Company has added to its strong technology base through acquisitions, including the 2004 acquisition of Enersyst Development Center, LLC (“Enersyst”) and the 2005 acquisition of the assets of Global Appliance Technologies (“Global”). These strategic acquisitions will enhance our future product development capabilities. In 2005 the Company unveiled a working prototype of its first remarkable residential speed cook oven and was able to attract senior and experienced managers to our residential oven program. Assuming OvenWorks, LLLP, our majority stockholder, distributes its shares of our common stock to its limited partners, our executive officers collectively beneficially own approximately 17% of our common stock, based on shares outstanding at September 1, 2007, strongly aligning their interests with those of other stockholders.

Our Technologies

Speed cook technologies combine various heat transfer technologies, such as hot air convection, air impingement, induction and microwave energy, to cook food significantly faster than traditional heating methods. Our research and development team works continuously to design and test new combinations of these and other cooking methods, and our speed cook technologies are the primary subject of our more than 250 issued patents and patent applications worldwide. Through our acquisition of Enersyst, we brought in an experienced group of engineer/inventors and a robust portfolio of impingement and impingement/microwave oven technologies that we are successfully applying in both our commercial and residential product lines. We expanded our ownership of core speed cook technology further with our acquisition of the technologies of Global. These tactical moves will help us to continue to define speed cook technology applications today and for the future.

The core of the speed cook technology used in our currently-available commercial ovens is a proprietary combination of high-

speed forced air convection and microwave energy or high-speed forced air convection alone. In our C-3 and Tornado models, a smooth-flowing field of heated air is circulated within the oven at speeds of up to 60 miles per hour to wrap the surface of food in a fast-moving shroud of hot air, while the food simultaneously is cooked with precisely controlled bursts of microwave energy. This system creates a unique set of temperature- and moisture-control conditions within the food that preserves and enhances flavor. Our High h Batch oven uses our air impingement cooking system—specially-placed nozzles that force high-velocity jets of heated air from above and below the food product to produce faster and more consistent cooking than conventional methods, but without microwave. We are applying a combination of these same technologies to our residential oven product and to our newest commercial oven, the i5, to be available early 2008. All of our commercially available ovens and the residential oven design include our patented system of scrubbing the circulating air using a catalytic converter. Heated air is circulated through the internal catalytic converter, instead of being vented outside the unit, as with a conventional oven, resulting in a ventless system. Our ovens employ this technology to cook food at high speeds with food quality we believe to be comparable, and in many instances superior, to both conventional methods and other speed cook methods.

In March the Company announced its debut of a gas-fired conveyor oven, its HhC3240, and showcased it at the International Pizza Expo 2007. The oven capitalizes on Enersyst’s technology roots and delivers pizza cook times easily reaching the three and a half minute mark, which the Company believes is at least 20% faster than any other competing oven on the market today. It delivers this impressive performance while using only about half of the valuable kitchen floor space needed by the closest competing oven. The small footprint was designed to fit virtually any application and avoid the energy losses and higher HVAC needs of larger ovens. The speed comes from a new and unique air handling design and techniques that create a more efficient, “smoother” air flow, which combined with its engineered nozzle design yield the highest heat transfer rates measured on any conveyor to date.

Our commercial ovens employ a proprietary operating system, which incorporates our patented layered logic system of user controls. This system allows for step-by-step, intuitive operation of the ovens via a digital touchpad, enabling users to easily specify one of up to as many as 128 previously saved cooking profiles. These memorized settings allow operators of varying culinary skill levels to easily cook a variety of menu items in a consistent, high quality manner. In addition, our operating system allows users to create and save their own custom cooking settings. This system also tracks and records selected cooking data, allowing a commercial operator to review cook times, production volume and other characteristics. Our commercial ovens also incorporate our ChefComm technology, which offers users the ability to upload and download menus from/to their ovens through the use of readily available memory devices, such as smart cards and USB drives, and our proprietary software application. This coupled with Smart Menu, our menu management system, enables foodservice chains to easily make changes to their menus for promotions and/or new product offerings and have their new menus burned to low cost memory media and mailed to the operator’s central location or to each individual location for a quick, consistent and cost-efficient update.

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

Our Products and Services

Our Commercial Ovens

We have three primary commercial oven models currently available for sale, our C3, Tornado and High h Batch ovens:

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

•
The TurboChef Tornado. Our Tornado oven has many of the same operational benefits as our C3, but is specifically designed to cook, toast and brown sandwiches, pizzas, breakfast items, appetizers and similar food products. The Tornado combines our patented ventless speed cook technology with a conventional wire baking rack or stone and independently-controlled infrared browning element to cook up to 12 times faster than conventional methods with food quality that we believe to be comparable or superior to that of traditional cooking. Like the C3, the Tornado is UL certified to be operated in a ventless environment. We believe the adoption of the Tornado as their exclusive speed cook oven by several large and widely known restaurant and coffee shop brands validates the oven and its underlying technologies.

•
The TurboChef High h Batch. In the High h Batch oven, we applied breakthrough impingement technology in a batch oven as an efficient alternative to currently-marketed commercial small conveyor ovens. The High h Batch oven also includes our patented ventless technology and bakes, browns and toasts with speeds up to twice that of tabletop conveyors and five times the speed of conventional equipment. This model utilizes heated air only with no microwave, and it is particularly suited for fresh dough pizzas, pasta entrees and appetizers, and raw dough and batter-based baked goods, and it can accommodate a full 1/2 sheet pan.

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

•
Ease of Use. Our layered logic operating system allows for step-by-step, intuitive operation of our ovens via a digital touchpad, allowing users to easily specify one of up to as many as 128 pre-preprogrammed cooking profiles, depending on the oven model. These memorized settings allow operators of varying culinary skill levels to easily cook a variety of menu items in a consistent, high quality manner. In addition, our operating system allows users to program their own custom cook settings. Our ChefComm technology offers users the ability to upload and download menus to/from their ovens through the use of readily available memory devices, such as smart cards and USB drives, and our proprietary software application. This coupled with Smart Menu, our menu management system, enables foodservice chains to easily make changes to their menus for promotions and/or new product offerings and have their new menus burned to low cost memory media and mailed to the operator’s central location or to each individual location for a quick, consistent and cost-efficient update.

Our Residential Ovens

We have taken our restaurant-proven technology and adapted and expanded it to suit the needs of today’s home cook through our 30“ Double Wall Speedcook Oven. The residential product brings to the home the opportunity to prepare meals up to 15 times faster than conventional methods — leaving more time to spend with family and friends. The secret to the oven’s speed is TurboChef’s Airspeed TechnologyTM that includes heated air blown through the oven cavity at speeds up to 60 mph; foods retain more moisture than when cooked in conventional ovens resulting in enhanced quality and flavor. With a retro-modern design and easy-to-use CookWheelTM and Cook NavigatorTM control system, the TurboChef 30” Double Wall Speedcook Oven harnesses advanced technology within a warm, stylish frame that fits equally well in traditional and modern kitchen settings. Each TurboChef model comes pre-programmed with nearly 500 cooking profiles that automatically determine the ideal cook time and temperature.

Maintaining superior quality, the TurboChef 30” Double Wall Speedcook Oven cooks food evenly and thoroughly, locking in natural juices to retain more moisture and savory flavor. While the upper oven employs TurboChef’s proprietary speed cook technology, the bottom cavity features a traditional convection oven, allowing this unit to serve as the ultimate appliance, catering to both state-of-the-art and time-honored culinary techniques.

Cutting the cook-time by up to 90% allows consumers to spend more time savoring the preparation of the meal and enjoying it with friends and family. A 12 lb. turkey that once took four hours now cooks in 42 minutes in the TurboChef oven. A perfectly browned and juicy 7 oz. filet mignon in a grill pan drops from 13 minutes, 30 seconds, to 4 minutes for rare, and 5 minutes for medium rare. A freshly prepared 8 oz. chocolate soufflé can be baked to perfection in 2 minutes.

Future Oven Products

We continue to develop new technologies and augment our existing technologies, and we are in various stages of development of new commercial ovens based on these technologies. In March 2007 at the 2007 Pizza Expo TurboChef introduced a gas-fired high speed conveyor oven, currently named the HhC3240. which can bake and toast food items up to 40% faster than conventional conveyor ovens without compromising quality. It delivers this impressive performance while using only about half of the valuable kitchen floor space needed by the closest competing oven. The HhC3240 utilizes the most advanced application of impingement air technology developed by our engineers. The new and unique air handling design and techniques create a more efficient “smoother” air flow, which combined with its engineered nozzle design yield the highest heat transfer rates measured on any conveyor to date and allow for the oven’s remarkable speed.

At the National Restaurant Association Show in May 2007, we introduced our newest commercial speed cook oven, the i5. The i5 is a combination air impingement/microwave countertop batch oven that enables large-batch throughput with uniform chef-quality results, all at cooking speeds up to ten times faster than conventional ovens. Separately controllable upper and lower air allows for flexibility in cooking and top-launched microwave permits the use of metal cookware.

These two new commercial products are targeted for delivery to customers in early 2008.

The Company also intends to begin offering a single-wall version of our consumer speed cook oven by the end of 2007. The single-wall oven will add flexibility of choice — making our superior technology available to an even wider variety of consumer applications where there just is not room for a double wall unit.

Licensing and Technologies

Certain of our patented technologies gained through acquisitions in 2004 and 2005 are the subject of exclusive or non-exclusive licenses to third parties who have produced, and may continue to produce, commercial ovens based on our technologies. Although we do not intend to continue to actively seek licensees for our technologies, these existing licenses will continue to provide a source of revenue for us until they expire or are terminated.

Other Products and Services

In addition to the primary products and services described above, we offer certain consumables related to our ovens, such as ceramic platters, cooking utensils and proprietary oven cleaners, and replacement parts for our ovens, in each case to support our customers’ use of our ovens. We also offer certain customers the option to purchase an extended warranty, which extends the warranty period beyond the original manufacturer’s warranty, for each oven that we sell.

Our Strategy

Our goal is to be the world leader in speed cook equipment, technology and services for both the commercial cooking and residential markets. The following are our principal strategies to achieve this goal.

Penetrate Top Foodservice Chains

Our national sales organization is actively engaged in discussions or negotiations with, or our ovens are in various stages of testing by, many of the top foodservice chains, full service grocery stores and convenience stores. We have the capability to provide customized cooking solutions and to manage the large-scale product roll-outs necessary to meet the needs of large foodservice chains, and we will market our integrated product and service offerings to these potential customers. Our ovens offer these large foodservice chains a high-quality, cost-efficient and easy-to-use alternative cooking method that can increase volume and revenue through faster preparation of existing menu items. Additionally, the space-conserving and ventless operation of our ovens will allow these foodservice chains to enhance or expand their existing menus, and will permit those with limited or cold food offerings to offer new heated or toasted food items. We believe that the enhanced or new food offerings facilitated by our ovens can help these chains increase same store sales by producing new sources of revenue.

Expand into the Residential Oven Market

We have brought our state-of-the-art speed cook technologies to the residential oven market, and we intend to capitalize on the growing interest in our unique product. We estimate that the domestic market for residential ovens is approximately $3.7 billion annually, and the global market is approximately $15.0 billion annually. Consumers continue to demand higher levels of quality and functionality in their kitchen appliances, and are willing to pay a premium for them, resulting in a significant rise in restaurant-caliber kitchen appliances being purchased for home use in recent years. In addition, consumers value the ability to shorten food preparation time in today’s increasingly busy society. We also are working to complete development of an appropriate distribution network for the residential oven market and a customer support infrastructure to meet the anticipated demands of residential customers.

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

Leverage Our Global Distribution Network

In addition to supporting our marketing efforts with top foodservice chains, we believe that our global network of manufacturer’s representatives and equipment distributors can provide new business opportunities from their relationships with potential customers. While we will continue to handle our sales efforts to major foodservice chains through our senior executives and corporate level sales staff, we will also continue to rely on our distribution partners to service the remainder of the over 800,000 potential domestic foodservice venues that make up the commercial market for speed cook products, including approximately 250,000 quick-service restaurant locations, 240,000 full-service restaurant locations, 55,000 hotels and resorts, and other venues such as convenience stores, coffee shops, full-service grocery stores, limited-service hotels, movie theaters, and bars and taverns. Our global network of representatives and distributors gives us increased access to the potential customers operating these venues, including smaller foodservice operators and operators of venues that are less efficient to target with company-level sales efforts.

Provide High-Quality Customer Service and Support

We believe that providing high-quality customer service and support gives us a competitive advantage and is an important element of our business strategy. Our experience has shown that our customers value the ongoing service that we provide beyond the point of purchase. To that end, we have developed an extensive service network for commercial customers that utilizes modern call center technologies, highly-trained service representatives and certified third-party technicians. We have a similar approach for our consumer products. We expect our high service standards to enhance our marketing efforts with new customers and to result in both positive word-of-mouth referrals and repeat business from our existing customers.

Enhance Brand Awareness

We are implementing a cohesive program designed to create a strong brand identity for TurboChef and to leverage the success and recognition we have received in the market related to our relationships with several large and well-known brands. We advertise frequently in trade magazines, exhibit and demonstrate our products at trade shows, and regularly distribute print and electronic mailings to potential customers highlighting the benefits of our products. We continue to seek opportunities for media and public relations exposure and have built and refined our website to further this effort. Through these marketing programs we will continue to stress the benefits of our products and services and believe that these efforts will result in increased acceptance of speed cook technology, thereby expanding our potential customer base.

Pursue Strategic Alliances and Acquisitions

We intend to consider strategic alliances and selective acquisitions in order to, among other things, increase our sales, marketing and distribution capabilities and augment our technologies. Management has had significant experience in successfully identifying, executing and implementing strategic acquisitions in other industries and believes it can leverage that experience in the commercial cooking equipment market and residential oven market. For example, in May 2004, we acquired Enersyst and its technologies which significantly expanded our research and development capabilities, positioning us well to continue to develop technologically advanced speed cook products. In September 2005 we acquired the technologies of Global, including innovative approaches to speed cooking, and augmented our engineering team with Global personnel as well.

Sales and Marketing

Sales

Currently, we focus on sales of our commercial products to foodservice operators. Our relationships with major foodservice chains typically are developed and maintained through an integrated effort of senior executives and corporate level sales management to best service these customers’ needs. To target other potential customers, we also have in place a three-tiered global sales and marketing network consisting of our internal corporate-level sales team, our external network of manufacturer’s representatives and foodservice equipment distributors, and those representatives’ and distributors’ sales personnel. We look for strategic marketing alliances with third parties, particularly food manufacturers, who have established relationships with mutual prospective customers. We utilize customer relationship management software applications that provide our sales force with tools for lead tracking, customer base forecasting and sales forecasting. Our primary sales office is located in Dallas, Texas.

Our corporate-level sales and marketing staff for commercial products consists of 20 employees, including 12 regional directors, four of whom are each responsible for a different domestic region, four in Europe, and one each in Asia/Pacific, Latin America, Middle East and Africa. Each of our regional directors manages a network of manufacturer’s representatives and foodservice equipment distributors within his region. Currently, our domestic regional directors manage a total of 25 manufacturer’s representatives, our Asia/Pacific regional director manages 16 non-exclusive foodservice equipment distributors, our Latin America regional director manages 20 non-exclusive foodservice equipment distributors, and our Europe, Middle East, and Africa regional directors manage over 60 different non-exclusive foodservice equipment distributors. In turn, each manufacturer’s representative and equipment distributor employs its own force of individual sales representatives. Currently, our manufacturer’s representatives and equipment distributors engage over 200 sales representatives globally.

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

As the Company develops its residential sales and marketing infrastructure, we are tailoring these efforts to suit the dynamics of the North American residential marketplace. We currently employ a staff of 18 sales, marketing and culinary members who work together to build the residential brand and market our first residential product — the TurboChef 30” Double Wall Speedcook Oven. Marketing utilizes several key channels to communicate and amplify our brand’s message and our product’s unique capabilities and benefits to the specifying community and consumers at large. Consistent investment in public relations and print advertising in leading publications as well as rich print and online experiences have started the introduction and awareness building efforts of the TurboChef brand into the significant consumer market. As a result, the Company captures and qualifies leads from interested consumers and specifiers and inputs them into a sophisticated customer relationship management system that disperses leads to the inside sales group and our Regional Sales Directors. The sales team works closely and directly with our premium, authorized dealer network of independent premium appliance dealers and regional chains in the business of selling to the discerning buyer. We are currently in the process of establishing our dealer network so we can provide the consumer reasonable access to our products and our cooking demonstrations.

Chief among our sales and marketing efforts is the hands-on cooking demonstrations at national, regional and local levels. Our culinary staff of trained chefs, food scientists and experts work hand in hand with sales and marketing to perform TurboChef Launch Events at each dealer showroom or location. These events are formatted to train the dealer sales people, invite and host consumers and specifiers in each local area and engage as many qualified buyers with a one-of-a-kind cooking demonstration. We believe that the unique and powerful capabilities of our residential product is best exhibited by cooking events that enable people to witness and taste the gourmet results of our speed cook technology. The collective value of the broad based and comprehensive marketing programs coupled with the local sales and culinary efforts is intended to accelerate overall brand awareness, product understanding, and ultimately, sales.

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

Research and Development

We believe that one of our competitive strengths is our highly capable research and development staff, which includes 24 (9 residential and 15 commercial) of our 227 employees, with significant experience in the industry. Our research and development staff has a proven history of developing leading technological innovations in the foodservice industry.

The scientists, engineers and foodservice experts that comprise our research and development staff focus on enhancing our existing speed cook technologies, developing new speed cook technologies, and the practical application of our existing and new technologies to the commercial cooking equipment market and residential oven markets. Specifically, our research and development staff continually tests our existing products and technology against those of our competitors in the market and regularly communicates with our customers, our customer service and support staff and our sales representatives to ensure that our products and technologies continue to meet evolving market demands. We plan to continue to devote substantial resources on an ongoing basis to our research and development efforts. We also offer a fully-equipped, state-of-the-art test kitchen facility available to clients for product demonstrations.

Our Production Model

We employ a flexible production model by outsourcing the manufacturing of components and using our own facilities to assemble our commercially available ovens (and to create prototypes of potential new ovens), as well as maintaining relationships with contract manufacturers for additional oven assembly, as needed. Our internal assembly operations rely primarily on hourly employees and require minimal fixed overhead costs, affording us the flexibility to efficiently scale our operations to the required production needs. We utilize services of a third-party assembler in the U.S. to completely assemble and test our residential ovens. We purchase raw materials, such as fabricated stainless steel, and components, such as circuit boards and wiring harnesses, for our ovens from a number of different vendors. We believe that there are multiple sources for each of our supply needs, and we do not maintain long-term agreements with our suppliers. We will continue our efforts to identify and ensure availability from alternative suppliers, particularly for components that come from a more limited number of sources.

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

Users of our ovens include the Subway and Dunkin’ Donuts systems and other well-known brands, including:

Hotels and Resorts	Hilton Hotels Corporation Starwood Hotels & Resorts Worldwide, Inc.
Foodservice and Concessions	Compass Group HMS Host Corporation
Grocery and Convenience Stores	Whole Foods 7-Eleven
Movie Theaters	Loews Cineplex Entertainment Corporation
Theme Parks	The Walt Disney Company
Stadiums	Lambeau Field (Green Bay, Wisconsin) Petco Park (San Diego, California)

Selected Important Relationships

In 2004 we were named the exclusive supplier of speed cook ovens to Subway franchise restaurants worldwide to support its toasted sandwich initiative. In 2005 we completed delivery of Tornado ovens to almost all Subway locations in the initial rollout. To support Subway’s highly successful toasted menu items, we continue to provide our speed cook ovens to the Subway system, both domestically and internationally, as new locations are opened and as existing franchisees purchase second units. According to Subway’s website, there are approximately 30,000 Subway locations in 87 countries worldwide and we anticipate the Subway concept to continue for 2007 with the growth that it has shown in recent years — more than 2,000 new locations.

Since 2004 we have delivered our ovens to one of the most widely recognized coffee shops and in 2006 became their exclusive supplier of speed cook ovens supporting their warm food offering. More recently in 2007 we became the exclusive supplier of speed cook ovens to the Dunkin’ Donut system in support of their new introduction of heated food items. Dunkin’ Donuts has approximately 6,000 locations worldwide and has announced plans for expansion throughout the U.S.

Technical Service

We consider service and support for end-users of our ovens to be a top priority, and we believe that our service and support platform sets new standards in the commercial foodservice equipment industry as well as with the consumer market for our residential offerings, significantly differentiating TurboChef from its competitors.

We have established a three-tiered service network for our products to provide what we believe to be the fastest response time in the industry. At the corporate level, our 35-person customer service staff is responsible for overseeing our customer service and support functions. Our customer service staff manages a network of approximately 200 independent service organizations worldwide; who in turn supervise approximately 4,000 employed or affiliated service technicians. Through this network we provide live response seven days a week.

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

Intellectual Property

The growth, protection and maintenance of our intellectual property portfolio, especially our patent portfolio, are important to our business. Including acquired portfolios of Enersyst and Global, we have more than 250 issued patents and patent applications worldwide, primarily covering our speed cook technologies. We believe that, in breadth and scope, our patent portfolio is larger than that of any competitor in the speed cook sector of the commercial cooking equipment market, which we believe gives us a competitive advantage in our market. Our patents cover the fundamental aspects of our speed cook technologies, and we have issued patents and pending patent applications in over 25 countries (including the United States, Japan and various countries of the European Union). Our currently issued United States patents will expire at various dates between 2007 and 2020.

We believe that product and brand name recognition is an important competitive factor in our market. Accordingly, we actively promote our brand names, and will actively promote our future brand names, in connection with our marketing activities. We hold registrations of our trademark TurboChef® in the United States, the United Kingdom, and the Republic of Ireland, and have secured a registration of the trademark Tornado® in the United States. In certain countries in Europe, we license the TurboChef name from a third party. We also rely on trade secrets and proprietary know-how outside of published patents, and typically enter into confidentiality agreements with our employees, suppliers and manufacturers, as appropriate, to protect the concepts, ideas and documentation relating to our proprietary technologies.

Our Industry

Commercial Cooking Equipment Market

According to the 2006 Size and Shape of the Industry Study conducted by the North American Association of Food Equipment Manufacturers (“NAFEM”), the North American market for commercial primary cooking equipment (including ovens, broilers, grills, toasters, and fryers) is approximately $1.4 billion annually. The oven component of this market is approximately $500 million annually. NAFEM estimates that the annual global market for commercial primary cooking equipment is 2.5 to 2.8 times the North American market, or approximately $4.0 billion. This market is driven in large part by the trends and growth of the restaurant foodservice industry. The National Restaurant Association (“NRA”) estimates that domestic restaurant industry sales will reach $511 billion in 2006, an increase of 5.1% over 2005, marking the 15th consecutive year of real sales growth for the restaurant industry. The NRA defines the restaurant industry as all meals and snacks prepared away from home (including all takeout meals and beverages), and includes both commercial and institutional foodservice providers. Over the past 20 years, the restaurant industry has grown at a compound annual growth rate of 5.1%. According to the NRA, sales at full-service restaurants are projected to reach $173 billion in 2006, and sales at quick-service restaurants are projected to reach $142 billion in 2006. It is estimated that there are nearly 950,000 restaurant locations in the U.S, including full-service and quick-service restaurants and operations where food is not the primary source of the operation’s revenues, including convenience stores, lodging places, coffee shops, bars and taverns, recreation venues (such as movie theaters) and other institutions (such as military and educational facilities).

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

Our principal methods of competing in the commercial cooking equipment market are through our product performance, our research and development capabilities and our service and warranty offerings. We do not believe there has been a significant introduction into the marketplace of any competitive products which are functionally equivalent to our cooking system (i.e., products that have the same capabilities to cook a variety of food items to the same high quality standards and at comparable speeds). Among our major competitors in the commercial cooking equipment market are:

•	Amana Commercial (AGA Foodservice);

•	Duke Manufacturing Company;

•	Fujimak Corporation;

•	Groen, Inc. (Dover Corporation);

•	MerryChef and Lincoln Foodservice Products (Enodis, LLP);

•	The Middleby Corporation; and

•	Vulcan-Hart Corporation (Illinois Tool Works, Inc.).

We currently license certain technologies to some of these competitors who are currently producing, and may in the future produce, products that may be competitive with our speed cook ovens.

Residential Oven Market

We have recently begun sales of our residential speed cook ovens to consumers. Competition is growing in the emerging residential speed cook sector of the residential oven market. However, we do not believe there are any speed cook products currently being sold in the residential oven market that possess the same combination of speed and quality as our new residential speed cook oven.

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

We have received certification of our commercial ovens under UL accreditation standards relating to product safety and under the National Sanitation Federation accreditation standards regarding sanitation and the ability of our ovens to be cleaned. Our residential oven has satisfied the product safety standards required to mark them with the ETL certification. These agencies have established certain standards for a variety of categorized products and can be engaged to inspect a manufacturer’s products for compliance with the applicable standards. Certification by each agency authorizes the marking of any such product with the agency’s labels, which indicates that the product has met the applicable standards of the agency for such use. Such certifications, which require periodic renewal, only represent compliance with established standards and are not legally required. However, failure by us to comply with these accreditation standards in the future could have a material adverse effect on our marketing efforts. In addition, we have met the requirements necessary to apply the “CE” mark (which indicates compliance with the European Community Council directive relating to electromagnetic compatibility and low voltage) to our C3, Tornado and High h Batch ovens. As an equipment manufacturer, we are allowed to “self-certify” compliance with this directive and we have had an independent third party, TÜV America, a leading technical service company, attest to the results. We are required by law to meet this European Community Council directive in order to apply the “CE” mark and thereby sell our cooking systems in the European Union.

Employees

As of September 1, 2007, we employed 227 persons, including personnel providing technological support and development, manufacturing, sales, marketing, customer service, and finance and administration support. None of our employees are represented by labor unions. We consider relations with our employees to be good.

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

Our historic stock option granting practices are the subject of an ongoing SEC inquiry.

In February of 2007, we were contacted by the SEC in connection with their informal inquiry into the Company’s stock option granting practices for the period from 1997 to the present. We have cooperated and continue to cooperate fully with the SEC’s investigation. We undertook our own investigation and review under the oversight of our Audit Committee and with the assistance of outside legal counsel and forensic accounting experts, and we concluded that the measurement dates for financial accounting purposes for a number of stock option grants differed from the recorded grant dates for such awards. Because some of the prices at the originally stated grant dates were lower than the prices on the revised measurement dates, we incurred material amounts of stock compensation expense that were not recognized in our previously issued financial statements. Although we have addressed the restatement of financial information for those prior periods in this report, the filing of the restated financial statements and information does not resolve the SEC’s inquiry. The SEC may disagree with our accounting and reporting of the financial impact of the revised measurement dates, and there is a risk that we may have to further restate our prior financial statements, amend our filings or take other actions stemming from such an SEC response.

The matters relating to the investigation of our stock option granting practices and the restatement of our consolidated financial statements may result in additional litigation and governmental enforcement actions.

Our past stock option granting practices and the restatement of prior financial statements have exposed us to greater risks associated with litigation, regulatory proceedings, and government enforcement actions. No assurance can be given regarding the outcomes from any future litigation, regulatory proceedings, or government enforcement actions relating to our past stock option practices. If any litigation or government enforcement action is instituted against us, the resolution of such matter will be time consuming, expensive, and will distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings, or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations, and cash flows.

Any regulatory action against us could cause us to incur significant expenses, and result in diversion of management resources.

We have incurred, to date, significant expenses relating to legal, accounting, tax, and other professional services in connection with the review of our stock option grant practices and the related restatement, and may incur significant expenses in the future with respect to such matters, which may materially adversely affect our results of operations and cash flows. Our senior management team and our Audit Committee have devoted a significant amount of time on matters relating to these investigations, as well as to our possible delisting from NASDAQ and other regulatory inquiries, the restatement, and our outstanding periodic reports. If our senior management is unable to devote an appropriate amount of time in the future to developing and attaining our strategic business initiatives and running our ongoing business operations because of the distraction of these other extraordinary matters, our business, financial condition and results of operations may be materially adversely affected.

A de-listing by NASDAQ could adversely affect our stock price and marketability.

On March 28, 2007, we received a NASDAQ Staff Determination letter stating that, as a result of the delayed filing of our Form 10-K for the year ended December 31, 2006, we were not in compliance with the filing requirements for continued listing as set forth in Marketplace Rule 4310(c)(14) and were therefore subject to delisting from the NASDAQ Stock Market. On May 14, 2007 and August 17, 2007, we received additional NASDAQ Staff Determination letters stating additional bases for delisting our securities from the NASDAQ Stock Market because of our failure to file our Forms 10-Q for the quarters ended March 31, 2007 and June 30, 2007. On June 26, 2007, the NASDAQ Listing Qualifications Panel granted our request for continued listing, subject to our filing this Form 10-K and any other required documents within certain time periods. On August 29, 2007 we requested the Panel to permit us more time to comply with the filing requirements and the Panel has granted us an extension until September 24, 2007. With the filing of this Form 10-K and certain other reports, we believe that we have remedied our non-compliance with Marketplace Rule 4310(c)(14). However, if the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grants, there could be further delays in filing subsequent SEC reports that might result in delisting of our common stock from the NASDAQ Stock Market. If our common stock is delisted from NASDAQ, our stock price could lose value and there may be little or no trading market for our common shares.

As a result of the delayed filing of certain of our periodic reports, we are ineligible to use Form S-3 for the registration of our securities for a period of time. This may adversely affect our ability to engage in certain capital-raising transactions.

As a result of our delayed filing of certain of our periodic reports, we will be ineligible to register our securities on Form S-3 for sale by us or resale by other security holders until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for a period of at least twelve calendar months. In the meantime, we have the ability to use Form S-1 to raise capital or complete acquisitions. The need to use Form S-1, and the inability to use Form S-3, could increase our transaction costs and adversely affect our ability to engage in certain types of corporate acquisition and capital-raising transactions until we regain our S-3 eligibility.

We are subject to review by taxing authorities, including the Internal Revenue Service.

We are subject to review by domestic and foreign taxing authorities, including the Internal Revenue Service. We understand the IRS intends to focus on issues relating to stock option grants. Although we have received no inquiry from any taxing authority, we believe the investigation of the Company’s stock option practices, the re-measurement of various historic stock option grants and our handling of related tax issues may subject us to a higher risk of inquiry or audit with its attendant potential costs.

We may incur costs related to the application of IRC Section 409A to re-measured stock options.

Certain transition rules allow the Company to remedy the penalties and other adverse tax effects on deferred compensation that arise under Section 409A of the Internal Revenue Code with respect to re-measured stock options. Although we have not offered our option holders any remedy or other amelioration, we are considering doing so which may be under the transition rules mentioned above or otherwise. The cost of available remedies or dispensations, while uncertain, could be significant.

We have a history of losses, we could continue to incur losses in the future, and we may never achieve sustained profitability.

Although we were profitable during the fiscal year ended December 31, 2004, we had net losses of $35.1 million and $23.4 million for the fiscal years ended December 31, 2005 and 2006, respectively, and our accumulated deficit as of December 31, 2006 was $124.8 million. Our future results will be affected by our ability to grow our commercial sales and expand the commercial customer base, continue to reduce our product warranty charges, manage costs related to the residential product launch and capture meaningful market share after the residential product is launched. We can provide no assurance that our future operations will be profitable.

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

The success of our entry into the residential oven market is subject to the risks inherent in establishing a new business enterprise, and we cannot assure you that we will be successful in this endeavor.

An important part of our growth strategy includes the research, development and introduction of residential speed cook ovens. Historically, our expertise has been in the speed cook sector of the commercial cooking equipment market, and although we have developed technologies that at one time were being licensed for use in certain residential oven products, we have no prior experience in the production, marketing and sale of products in the residential oven market. Our entry into the residential oven market is subject to all of the risks inherent in the establishment of a new business enterprise, and acceptance of our speed cook products in this market will depend upon our ability to, among other things, successfully:

•	create and develop demand for and market acceptance of our technologies in the residential oven market;

•	market, promote and distribute our speed cook ovens and establish public awareness of our brand in the residential oven market;

•	compete with the numerous, well-established manufacturers and suppliers of conventional and speed cook ovens already in the residential oven market; and

•	establish and maintain sufficient internal research and development, marketing, sales, production and customer service infrastructures to support these efforts.

Although this new line of business is closely related to our commercial oven business, there can be no assurance that we will be able to successfully enter this market. We have and expect to continue to devote considerable resources and expenditures to this new line of business, and we cannot assure you that we will be able to be successful in this market. If we cannot successfully build our residential oven business, our financial performance may suffer and our business may be harmed.

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

Depending upon supply from foreign countries also subjects us to various risks inherent in foreign manufacturing, including increased credit risks, tariffs, duties and other trade barriers, fluctuations in foreign currency exchange rates, shipping delays, acts of terrorism and international political, regulatory and economic developments. Any of these risks could increase our costs of goods, interrupt our operations or have a significant impact on our foreign manufacturer’s ability to deliver our products.

We may need additional capital to finance growth and to execute our business plan, and we may be unable to obtain additional capital under terms acceptable to us or at all.

Our capital requirements in connection with the execution of our business plan, including our marketing and sales efforts, continuing commercial and residential product development and working capital needs, are expected to be significant for the foreseeable future. In addition, unanticipated events could cause our revenues to be lower and our costs to be higher than expected, resulting in the need for additional capital. Historically, cash generated from our operations was not sufficient to fund our capital requirements, and we relied upon proceeds from sales of our securities to fund our operations. While we believe that our present capital, together with our bank credit facility, provides us the ability to execute our business plan, we cannot make assurances in this regard. Further, if we do not have sufficient funds available, or are unable to obtain capital necessary to meet our future requirements, we may be unable to fund the research, development and sale of ovens, and we may have to delay or abandon one or more aspects of our business plan, any of which could harm our business.

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

The market price of our common stock has been volatile in the past and may continue to be volatile in the future. The market price of our common stock will be affected by, among other things:

•	variations in quarterly operating results;

•	potential initiation and subsequent changes in financial estimates by securities analysts;

•	changes in general conditions in the economy or the financial markets;

•	changes in accounting standards, policies or interpretations;

•	other developments affecting us, our industry, clients or competitors; and;

•	the operating and stock price performance of companies that investors deem comparable to us.

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

As of September 1, 2007, OvenWorks, LLLP owns, of record, 3,601,575 shares of our common stock, representing approximately 12.3% of our outstanding common stock. The sole general partner of OvenWorks is Oven Management, Inc. Richard E. Perlman, our Chairman, is the sole stockholder, sole director and President of Oven Management, Inc. and also is a limited partner of OvenWorks. OvenWorks will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in control of us even if beneficial to our stockholders.

The exercise of options or warrants will result in dilution to you.

At September 1, 2007, 3.0 million shares of our common stock were subject to issuance upon exercise of outstanding stock options, 132,000 shares of our common stock were subject to issuance upon exercise of outstanding warrants, and 626,000 shares were subject to issuance upon vesting and payout under outstanding restricted stock units. Your ownership will be diluted by the exercise of any of these outstanding stock options and warrants and the vesting and payout of the restricted stock units.

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

We are subject to regulations administered by various federal, state, local and international authorities, including those administered by the United States Food and Drug Administration, the Federal Communications Commission and the European Community Council. These regulations impose significant compliance burdens on us and there can be no assurance that we will be able to comply with such regulations. Failure to comply with these regulatory requirements may subject us to civil and criminal sanctions and penalties. Moreover, new legislation and regulations, as well as revisions to existing laws and regulations, at the federal, state, local and international levels may be proposed in the future affecting the foodservice equipment industry. These proposals could affect our operations, result in material capital expenditures, affect the marketability of our existing products and technologies and/or limit opportunities for us with respect to modifications of our existing products or with respect to our new or proposed products or technologies. In addition, expansion of our operations into new markets may require us to comply with additional regulatory requirements. There can be no assurance that we will be able to comply with additional applicable laws and regulations without excessive cost or business interruption, and failure to comply could have a material adverse effect on us.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We own no real estate. We currently lease two facilities in Dallas, Texas, one in Atlanta, Georgia, and one in New York City, New York. In Dallas, we occupy approximately 100,000 square feet of space, which we use for administrative and sales offices, technology development, product assembly and distribution and other purposes. The lease agreement for these properties provide for annual base rental of approximately $700,000 and will terminate in 2009 and 2012.

We also lease office space in Atlanta, Georgia for our executive offices and headquarters, and we lease office space in New York. The Atlanta lease includes approximately 7,000 square feet, the lease runs until 2009 and it has annual base rental of approximately $145,000. The New York lease includes approximately 3,000 square feet, runs until 2009 and has annual base rental of $180,000.

We believe that our facilities are generally well maintained, in good operating condition and adequate for our current needs.

Item 3. Legal Proceedings

The Company is party to legal proceedings from time to time that arise in the ordinary course of our business. The Company believes an unfavorable outcome of any such existing proceedings would not have a material adverse effect on our operating results or future operations.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity

On June 20, 2005, our common stock commenced trading on the NASDAQ National Market under the symbol “OVEN.” From November 2, 2004 until June 20, 2005 our common stock traded on the American Stock Exchange under the trading symbol “TCF”. The table below sets forth the high and low sales prices for our common stock for the periods indicated, as reported by NASDAQ or the American Stock Exchange.

	Price Range of Common Stock
Period	High	Low
Year Ended December 31, 2005
First Quarter	$22.98	$13.55
Second Quarter	20.01	9.85
Third Quarter	19.60	14.45
Fourth Quarter	15.80	12.00

Year Ended December 31, 2006
First Quarter	$15.37	$10.24
Second Quarter	13.35	10.50
Third Quarter	13.90	7.84
Fourth Quarter	17.10	12.33

The number of record holders of our common stock as of September 1, 2007 was 91 (excluding individual participants in nominee security position listings).

Dividends

We have not paid cash dividends on our common stock since our organization, and we do not expect to pay any cash dividends on the common stock in the foreseeable future. Rather, we intend to use all available funds for our operations and planned expansion of our business. The payment of any future cash dividends is at the discretion of our Board of Directors and will depend on our future earnings, capital requirements and financial condition and other factors deemed relevant by the Board of Directors. The payment of future cash dividends is also restricted under the terms of the Company’s credit agreement with its lender. The Company would not be able to pay a cash dividend without permission of the lender or a waiver under the credit agreement.

Equity Compensation Plan Table

See Item 12 in Part III.

Item 6. Selected Financial Data

The following selected consolidated financial data as of December 31, 2006 and 2005, and for each of the years ended December 31, 2006, 2005, and 2004 has been derived from the Company’s audited financial statements and should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2006. The following selected financial data as of December 31, 2004, 2003 and 2002, and for each of the fiscal years ended December 31, 2003 and 2002, has been derived from the Company’s financial statements, as restated, which are not included in this Form 10-K. We have not amended our previously filed Annual Reports on Form 10-K or our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement, which are described in the “Explanatory Note,” immediately preceding Part 1, Item 1, to this Annual Report on Form 10-K for the year ended December 31, 2006, Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006. The financial statements and related financial information contained in such previously filed reports should not be relied upon. The financial information that has been previously filed or otherwise reported for the restated periods is superseded by the information contained in this Annual Report on Form 10-K.

Statements of Operations Data (in thousands except share and per share data):

	Year Ended December 31,
	2006	2005 (As restated) (1)	2004 (As restated) (1)(b)	2003 (As restated) (2)	2002 (As restated) (2)
Revenues	$48,669	$52,249	$70,894	$3,690	$5,655
Costs and expenses:
Cost of product sales	31,929	43,532	44,047	1,946	3,474
Research and development expenses	4,357	4,307	1,202	897	413
Purchased research and development (a)	7,665	6,285	—	—	—
Selling, general and administrative expenses	28,986	34,398	19,191	7,747	9,174
Compensation and severance expenses related to termination of former officers and directors	—	—	—	7,585	—
Total costs and expenses	72,937	88,522	64,440	18,175	13,061

Operating (loss) income	(24,268)	(36,273)	6,454	(14,485)	(7,406)
Interest expense and other (c)	(436)	(332)	(8)	(1,105)	(226)
Interest income	1,300	1,536	169	17	255
Total other income (expense)	864	1,204	161	(1,088)	29
(Loss) income before taxes	(23,404)	(35,069)	6,615	(15,573)	(7,377)
Provision for income taxes	—		301	—	—
Net (loss) income	(23,404)	(35,069)	6,314	(15,573)	(7,377)
Preferred stock dividends	—	—	—	(195)	(270)
Beneficial conversion feature of preferred stock (d)	—	—	—	(12,605)	—
Net (loss) income applicable to common stockholders	$(23,404)	$(35,069)	$6,314	$(28,373)	$(7,647)

Net (loss) income per share applicable to common stockholders:
Basic	$(0.81)	$(1.25)	$0.52	$(4.17)	$(1.21)
Diluted	(0.81)	(1.25)	0.25	(4.17)	(1.21)

Weighted Average Number of Shares Outstanding:
Basic	28,834,821	28,034,103	12,256,686	6,797,575	6,301,236
Diluted	28,834,821	28,034,103	25,626,215	6,797,575	6,301,236

(a)
During the year ended December 31, 2005, we purchased the patents and technology assets of Global Appliance Technologies, Inc. (Global). The agreement provided for payment of additional consideration contingent on filing a specific number of patent applications within 18 months of the closing date of the transaction. At the time of closing, approximately $6.3 million of the purchase price was allocated to purchased research and development. In 2006, the contingencies were resolved and an additional $7.7 million of the additional consideration payable was allocated to purchased research and development.

(b)
During the year ended December 31, 2004, we completed the acquisition of Enersyst Development Center, L.L.C. in a transaction accounted for as a purchase. The results of operations of Enersyst have been included in our consolidated results of operations since the May 21, 2004 purchase date.

(c)	Amount for 2003 primarily represents $1.1 million of debt extinguishment costs incurred in 2003.

(d)
During 2003, we incurred a one-time, non-cash charge of $12.6 million to record a deemed dividend in recognition of the beneficial conversion feature intrinsic in the terms of our Series D Convertible Preferred Stock. The Series D Convertible Preferred Stock was considered redeemable until July 19, 2004 when shareholders approved an amendment to increase the number of authorized shares of our common stock to 100,000,000 and a sufficient number of shares of common stock were subsequently reserved to permit the conversion of all outstanding shares of our Series D Convertible Preferred Stock into shares of common stock. As of October 28, 2004, all shares of Series D Convertible Preferred Stock had been converted to shares of common stock.

(1)
See the “Explanatory Note” immediately preceding Part 1, Item 1, Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 3 of Notes to Consolidated Financial Statements in this Form 10-K.

(2)
Selected Financial Data for the years ended December 31, 2003 and 2002 has been restated to reflect adjustments related to stock-based compensation expense as further described in the “Explanatory Note” immediately preceding Part 1, Item 1. As a result of these adjustments, net earnings were decreased by $1.2 million and $693,000 for the years ended December 31, 2003 and 2002, respectively.

Balance Sheet Data (in thousands):

	As of December 31,
	2006	2005 (As restated) (1) (a)	2004 (As restated) (2)	2003 (As restated) (2)	2002 (As restated) (2)
Cash and cash equivalents	$19,675	$40,098	$12,942	$8,890	$629

Working capital (deficit)	25,677	43,745	17,399	(5,685)	(1,567)

Total assets	71,775	86,067	50,756	11,420	5,387

Total liabilities, including mezzanine equity	26,070	21,295	16,977	18,155	6,646

Accumulated deficit	(124,792)	(101,388)	(66,319)	(72,633)	(56,865)

Total stockholders’ equity (deficit)	45,705	64,772	33,779	(6,735)	(1,259)

(a)
During the year ended December 31, 2005, we purchased the patents and technology assets of Global Appliance Technologies, Inc. (Global). The agreement provided for payment of additional consideration contingent on delivery of a specific number of patent applications within 18 months of the closing date of the transaction. At the time of closing, approximately $6.3 million of the purchase price was allocated to purchased research and development. In 2006, the contingencies were resolved and an additional $7.7 million of the additional consideration payable was allocated to purchased research and development.

(1)
See the “Explanatory Note” immediately preceding Part 1, Item 1, Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 3 of Notes to Consolidated Financial Statements in this Form 10-K.

(2)
Selected Financial Data for the years ended December 31, 2004, 2003 and 2002 has been restated to reflect adjustments related to stock-based compensation expense as further described in the “Explanatory Note” immediately preceding Part 1, Item 1. As a result of these adjustments, previously reported net earnings were decreased and accumulated deficit increased by $3.4 million, $1.2 million and $693,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The following tables reflect the effects of the restatement on the statements of operations for the years ended December 31, 2005, 2004, 2003 and 2002 and the balance sheets as of December 31, 2005, 2004, 2003 and 2002. See the “Explanatory Note” immediately preceding Part I, Item 1, Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

	Year Ended December 31, 2005			Year Ended December 31, 2004
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Revenues	$52,249	$—	$52,249	$70,894	$—	$70,894
Costs and expenses:
Cost of product sales	43,532	—	43,532	44,047	—	44,047
Research and development expenses	4,307	—	4,307	1,202	—	1,202
Purchased research and development	6,285	—	6,285	—	—	—
Selling, general and administrative expenses	27,483	6,915	34,398	15,826	3,365	19,191
Total costs and expenses	81,607	6,915	88,522	61,075	3,365	64,440

Operating (loss) income	(29,358)	(6,915)	(36,273)	9,819	(3,365)	6,454
Interest expense and other	(332)	—	(332)	(8)	—	(8)
Interest income	1,536	—	1,536	169	—	169
Total other income	1,204	—	1,204	161	—	161
(Loss) income before taxes	(28,154)	(6,915)	(35,069)	9,980	(3,365)	6,615
Provision for income taxes	—	—	—	(301)	—	(301)

	Year Ended December 31, 2005			Year Ended December 31, 2004
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Net (loss) income	(28,154)	(6,915)	(35,069)	9,679	(3,365)	6,314
Net (loss) income applicable to common stockholders	$(28,154)	$(6,915)	$(35,069)	$9,679	$(3,365)	$6,314
Net (loss) income per share applicable to common stockholders:
Basic	$(1.00)	$(0.25)	$(1.25)	$0.79	$(0.27)	$0.52
Diluted	(1.00)	(0.25)	(1.25)	0.37	(0.12)	0.25
Shares used in computing net (loss) income per share:
Basic	28,034	—	28,034	12,257	—	12,257
Diluted	28,034	—	28,034	26,142	(516)	25,626

	Year Ended December 31, 2003			Year Ended December 31, 2002
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Revenues	$3,690	$—	$3,690	$5,655	$—	$5,655
Costs and expenses:
Cost of product sales	1,946	—	1,946	3,474	—	3,474
Research and development expenses	897	—	897	413	—	413
Purchased research and development	—	—	—	—	—	—
Selling, general and administrative expenses	6,523	1,224	7,747	8,481	693	9,174
Compensation and severance expenses related to termination of former officers and directors	7,585	—	7,585	—	—	—
Total costs and expenses	16,951	1,224	18,175	12,368	693	13,061

Operating loss	(13,261)	(1,224)	(14,485)	(6,713)	(693)	(7,406)
Interest expense and other	(1,105)	—	(1,105)	(226)	—	(226)
Interest income	17	—	17	255	—	255
Total other income (expense)	(1,088)	—	(1,088)	29	—	29
Loss before taxes	(14,349)	(1,224)	(15,573)	(6,684)	(693)	(7,377)
Provision for income taxes	—	—	—	—	—	—
Net loss	(14,349)	(1,224)	(15,573)	(6,684)	(693)	(7,377)
Preferred stock dividends	(195)	—	(195)	(270)	—	(270)
Beneficial conversion feature of preferred stock	(12,605)	—	(12,605)	—	—	—
Net loss applicable to common stockholders	$(27,149)	$(1,224)	$(28,373)	$(6,954)	$(693)	$(7,647)
Net loss per share applicable to common stockholders:
Basic	$(3.99)	$(0.18)	$(4.17)	$(1.10)	$(0.11)	$(1.21)
Diluted	(3.99)	(0.18)	(4.17)	(1.10)	(0.11)	(1.21)
Shares used in computing net loss per share:
Basic	6,798	—	6,798	6,301	—	6,301
Diluted	6,798	—	6,798	6,301	—	6,301

	December 31, 2005			December 31, 2004
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Assets
Current assets:
Cash and cash equivalents	$40,098	$—	$40,098	$12,942	$—	$12,942
Restricted cash	—	—	—	3,196	—	3,196
Accounts receivable, net of allowance	7,314	—	7,314	9,542	—	9,542
Other receivables	2,003	—	2,003	43	—	43
Inventory, net	10,994	—	10,994	8,155	—	8,155
Prepaid expenses	724	—	724	426	—	426
Total current assets	61,133	—	61,133	34,304	—	34,304
Property and equipment, net	6,482	—	6,482	2,678	—	2,678
Developed technology, net of accumulated amortization	6,770	—	6,770	7,577	—	7,577
Goodwill	5,934	—	5,934	5,808	—	5,808
Covenants not-to-compete, net of accumulated amortization	5,434	—	5,434	—	—	—
Other assets	314	—	314	389	—	389
Total assets	$86,067	$—	$86,067	$50,756	$—	$50,756

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,166	$—	$6,166	$8,401	$—	$8,401
Other payables	1,445	—	1,445	1,445	—	1,445
Accrued expenses	3,484	—	3,484	3,135	—	3,135
Future installments due on covenants not-to-compete and additional consideration for assets acquired	1,286	—	1,286	—	—	—
Deferred revenue	2,278	—	2,278	1,338	—	1,338
Accrued warranty	2,482	—	2,482	2,586	—	2,586
Deferred rent	247	—	247	—	—	—
Total current liabilities	17,388	—	17,388	16,905	—	16,905
Future installments due on covenants not-to-compete and additional consideration for assets acquired, non-current	2,363	—	2,363	—	—	—
Deferred rent, non-current	1,463	—	1,463	—	—	—
Other liabilities	81	—	81	72	—	72
Total liabilities	21,295	—	21,295	16,977	—	16,977

Commitments and contingencies

Stockholders’ equity
Preferred stock	—	—	—	—	—	—
Preferred membership units exchangeable for shares of TurboChef common stock	967	—	967	6,351	—	6,351
Common stock	286	—	286	243	—	243
Additional paid-in capital	143,950	20,957	164,907	79,508	14,042	93,550
Accumulated deficit	(80,431)	(20,957)	(101,388)	(52,277)	(14,042)	(66,319)
Notes receivable for stock issuances	—	—	—	(46)	—	(46)
Total stockholders’ equity	64,772	—	64,772	33,779	—	33,779

	December 31, 2005			December 31, 2004
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Total liabilities and stockholders’ equity	$86,067	$—	$86,067	$50,756	$—	$50,756

	December 31, 2003			December 31, 2002
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Assets
Current assets:
Cash and cash equivalents	$8,890	$—	$8,890	$629	$—	$629
Accounts receivable, net of allowance	515	—	515	1,682	—	1,682
Other receivables	5	—	5	735	—	735
Inventory, net	1,514	—	1,514	1,954	—	1,954
Prepaid expenses	311	—	311	79	—	79
Total current assets	11,235	—	11,235	5,079	—	5,079
Property and equipment, net	101	—	101	170	—	170
Other assets	84	—	84	138	—	138
Total assets	$11,420	$—	$11,420	$5,387	$—	$5,387

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$424	$—	$424	$1,113	$—	$1,113
Other payables	1,445	—	1,445	1,445	—	1,445
Accrued expenses	1,007	—	1,007	870	—	870
Notes payable	380	—	380	1,359	—	1,359
Deferred revenue	1,366	—	1,366	813	—	813
Accrued warranty and upgrade costs	928	—	928	1,046	—	1,046
Total current liabilities	5,550	—	5,550	6,646	—	6,646
Other liabilities	—	—	—	—	—	—
Total liabilities	5,550	—	5,550	6,646	—	6,646

Commitments and contingencies

Convertible, redeemable preferred stock	12,605	—	12,605	—		—
Stockholders’ equity
Preferred stock	—	—	—	2,430	—	2,430
Common stock	85	—	85	191	—	191
Additional paid-in capital	55,630	10,677	66,307	46,513	9,453	55,966
Accumulated deficit	(61,956)	(10,677)	(72,633)	(47,412)	(9,453)	(56,865)
Notes receivable for stock issuances	(43)	—	(43)	(2,530)	—	(2,530)
Treasury stock	(451)	—	(451)	(451)	—	(451)
Total stockholders’ equity (deficit)	(6,735)	—	(6,735)	(1,259)	—	(1,259)
Total liabilities and stockholders’ equity	$11,420	$—	$11,420	$5,387	$—	$5,387

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Financial Statements

In this Annual Report on Form 10-K, we are restating our consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004. This report also reflects the restatement of “Selected Financial Data” in Part I, Item 6 for the foregoing periods and for the years ended December 31, 2003 and 2002 and the Company’s restatement of the unaudited quarterly financial information for the interim periods of 2006 and 2005.

All prices and share amounts have been adjusted for the Company’s one-for-three reverse stock split on December 27, 2004.

On March 2, 2007, we announced that we had received a letter from the Securities and Exchange Commission regarding an informal inquiry of the Company’s stock option grants for the period from January 1, 1997 through the present (the “Review Period”, as discussed below, the Review Period was subsequently redefined to include all grants dates from the Company’s 1994 initial public offering through the present). In reaction to this inquiry and to respond to the SEC’s information requests, the Company’s management, under the oversight of the Audit Committee of the Board of Directors, began to conduct a comprehensive review of the Company’s stock option grants and practices. The Company engaged an investigative team (the “Investigative Team”) consisting of outside legal counsel experienced in these matters, as well as Deloitte Financial Advisory Services serving as forensic accounting experts and Kroll Ontrack, performing computer forensic collection services, who were each engaged by our outside legal counsel. The Audit Committee also engaged its own separate legal counsel. Two members of the Audit Committee have served on our Compensation Committee at all times since October 2003. These directors recused themselves from any participation in matters relating to the historic performance of the Compensation Committee.

As a result of the findings of the review by the Investigative Team, as well as our internal review, our management has concluded, and the Audit Committee of the Board of Directors agrees, that the measurement dates that the Company used for financial accounting purposes and pro forma disclosure purposes for various stock option awards made over the entire Review Period differ from the measurement dates that should have been used under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for those grants. Measurement dates are dates at which, for accounting purposes, one compares the exercise price at which an option is awarded against the fair market value of the underlying shares of stock at the measurement date, as determined under APB 25 and applicable interpretative guidance related thereto. If the exercise price awarded is less than the fair market value of the shares at the time of grant, as determined under APB 25, then the issuer of the stock option award is subject to a compensation charge for any discount that results.

The Company found in its review that certain awards had an exercise price less than the market price of the shares on the revised measurement date, and the Company had not reflected the resultant compensation charges in its financial results. Accordingly, we are recording net additional non-cash, stock-based compensation expense of $21.0 million, over the thirteen-year period from the Company’s 1994 initial public offering through the present, with regard to past stock option grants (net of forfeitures related to employment terminations), and we are restating previously filed financial statements for years ended December 31, 2005 and 2004 in this Form 10-K.

By the end of 2005, in response to the requirement of SFAS 123R for the Company to begin expensing stock options the next year, the Company suspended the use of stock options as a type of equity award under its employee stock incentive plan, and no new stock options have been issued since the end of that year. In addition, the Company accelerated the vesting of all outstanding stock options by the end of 2005 to minimize future compensation expense that the Company would otherwise recognize in its consolidated statements of operations upon the effectiveness of SFAS 123R.

The determination of appropriate measurement dates, especially in the context of a historical review, is subject to complex factual, analytical and judgmental factors. Alternate approaches to those used could have resulted in different compensation expense charges than those recorded in the restatement. The determination by management of the appropriate measurement dates for the stock option grants was based upon the best available information, including the input from the outside legal and accounting experts conducting the review. Where we had incomplete documentation, we considered all available relevant information to determine the first date on which all stock option terms were fixed. As described later in this Explanatory Note, where evidence necessary for a determination of the appropriate measurement date under APB 25 was wholly lacking, we estimated compensation charges or a range of possible compensation charges through certain statistical analyses. We believe that the approaches we used to determine or, in some cases estimate, appropriate measurement dates for historic stock option grants were the most appropriate under the circumstances.

The review initially considered two distinct periods: January 1, 1997 through October 28, 2003 (the “Pre-Change of Control Period”), and the period subsequent to October 28, 2003 (the “Post-Change of Control Period”). During the review process, the Investigative Team also determined that it was appropriate to review grant events from the Company’s initial public offering in 1994 until January 1, 1997. Accordingly, the Review Period and the Pre-Change of Control Period were re-defined to also include these periods. While the review of 1994-1996 grant events was not as extensive as it was for the remainder of the Review Period, we believe it included sufficient detail to determine compensation expense for that period, which is reflected in the restated stockholders’ equity. The review encompassed approximately 450 individual grants made during the Review Period and included analysis of more than 4,500,000 pages of documents, including e-mails and other electronic documents, and interviews of 22 current and former directors, officers, and employees. Substantially more documentation, and all of the management personnel involved, for the Post-Change of Control Period were available to the Investigative Team Reviewable records were less available for the Pre-Change of Control Period, and not all of the members of senior management during the earlier periods could be interviewed.

Results of the Review

The Company has completed the investigation and analysis of its option grants and processes during the Review Period. The Audit Committee accepted factual findings and recommendations of the Investigative Team and made certain additional findings and recommendations. These findings and recommendations were then presented to our Board of Directors which has accepted the findings and directed that the recommendations be implemented. The key findings of the Investigative Team and the Audit Committee for each of the Post-Change of Control Period and the Pre-Change of Control Period are summarized below. Current management of the Company in the Post-Change of Control Period includes no one from the previous period. One current member of the Board of Directors was also a member of the Board of Directors of the Company for a period of time during the Pre-Change of Control Period.

Key Findings Related to Post-Change of Control Period (Current Management)

The Audit Committee does not believe that the evidence reviewed establishes intentional misconduct on the part of any current member of senior management or director, and the Audit Committee retains confidence in the integrity of these individuals. The Audit Committee believes that it received the full cooperation of the Company’s current senior management and directors. The Audit Committee recognized in its findings the absence of administrative infrastructure that prevailed at the time of the October 28, 2003 change of control. Nonetheless, the Audit Committee found that the Company’s and management’s administration of its stock option program was marked by errors, poor administrative practice and a failure to understand or properly apply applicable accounting principles. The Company is reporting that the current Chief Financial Officer has determined to leave that position and will be transitioned to another role at the Company by year-end 2007.

Other key findings include the following:

•
The Investigative Team found that the Company did not have an established and consistent policy or practice for granting stock options. For example, (i) new employees generally received stock options on or around their start dates or batched with other stock option grants; (ii) grant dates for new employees were often inconsistent with start dates reflected in offer letters, payroll and personnel records and regulatory filings; (iii) certain grants reflected transactions with inconsistent documentation or documentation approved subsequent to the grant date; (iv) in most cases, there was insufficient documentary evidence of Board of Directors or Compensation Committee approval of the specific grant terms on or before the grant dates; (v) management granted some options to employees prior to the delegation of authority from the Compensation Committee being formalized and documented in May 2004 (the Compensation Committee subsequently approved all such grants); and (vi) certain new employees received stock option grants prior to the Board of Directors’ formal adoption of the Company’s applicable stock option plan.

•	The Investigative Team found that a statistical analysis of average forward returns on grant dates versus non-grant dates did not suggest a stock option backdating practice by current management.

•
The Investigative Team found that the Board of Directors delegated authority to senior management to grant up to 2.0 million stock options in connection with the change of control transaction in October 2003, and evidence suggested a decision by management to grant options to each director and employee at the fair market value on the date of the change of control, but the Company failed to finalize the determination of fair market value and exercise price until shortly after the grant date, and the allocation of options to certain employees was not finalized on or before the grant date. The actual stock option plan pursuant to which the stock options were granted was not formally approved by the Board until on or about December 8, 2003. Although evidence suggested certain directors were informally designated as Board members prior to grant dates for certain of their stock options, these grants were made prior to formal appointment to the Board (or acceptance of the appointment). Stock options were also granted to certain directors for service on Board committees prior to their formal appointment to the committee or, in one instance, prior to the creation of the committee itself. Formal approval of stock option grants associated with Board committee service was not obtained until January 2004.

•
The Investigative Team found that of senior management, only one executive officer, three other non-executive officers and no directors exercised stock options granted during the Post-Change of Control Period.

•	The Investigative Team found that with respect to one grant to an administrative employee, the number of stock options was increased subsequent to the grant date.

•	The Investigative Team found that with respect to one grant to an executive officer and two grants to employees, stock options were granted prior to their formal employment dates.

•
The Investigative Team found that with respect to one grant to an executive officer and five grants to employees, evidence suggested that grant dates and exercise prices were modified subsequent to the recorded grant dates, but it was unclear whether the modifications were intended to capture a lower exercise price.

•
The Investigative Team found that with respect to one annual grant to two executive officers and certain employees, there was insufficient evidence that the allocation of stock options was complete on or before the grant date.

•	The Investigative Team found that certain consultants received stock option grants prior to the date of formal Board approval, but it was unclear when the terms of the grants were finalized.

The Audit Committee accepted the Investigative Team’s recommendation to revise measurement dates for certain stock options, resulting in those options effectively having been granted “in-the-money” and the Company having not disclosed or accounted for the grants as such and having understated reported compensation expense in financial statements and related periodic reports for the fiscal periods covering the last calendar quarter of 2003 through the end of calendar year 2005 (when the Company ceased granting stock options).

The Investigative Team also found that the Board had responsibility for approving stock option grants during the Post-Change of Control Period. The Board formally delegated that authority to the Company’s Compensation Committee in December 2003, and the committee in May 2004 formally delegated authority to the Chief Executive Officer and Chairman to grant stock options to non-executive officers and employees. Neither the Board nor the Compensation Committee were involved in the logistics of stock option grants, and neither detected grants that deviated from the terms of the stock option plan, including grants with exercise prices below fair market value due to incorrect measurement dates. On certain occasions for grants requiring its approval, the Board or Compensation Committee executed resolutions approving those grants significantly after the grant date.

The Audit Committee found that the governance practices at the Company should be strengthened. The Audit Committee has recommended a lead director should be designated (i) to promote the continuing improvement of the Company’s governance practices, (ii) to spearhead an assessment of the optimum composition of the Board and its committees from a governance standpoint, and (iii) to institute a review to assure that the professional advice provided to management and the Board in compensation and governance matters is fully adequate. The Investigative Team also made a number of recommendations for improvements in procedures and administration of equity grants generally and stock options, should the Company grant them again in the future, as well as recommendations regarding corporate governance and internal controls. These recommendations were accepted by the Audit Committee and the Board of Directors has directed that they be implemented.

Key Findings Related to Pre-Change of Control Period (Prior Management)

The Audit Committee accepted the Investigative Team’s factual findings with respect to the Pre-Change of Control Period. These findings include the following:

•
There is evidence that certain former members of management and of the Board of Directors at the time determined grant dates and exercise prices in hindsight for certain stock option grants by (i) apparently selecting grant dates in hindsight to obtain more favorable exercise prices within a particular range of dates; and (ii) apparently re-pricing certain grants in hindsight based, in some cases, on the lowest closing market price within a particular range of dates to attain lower exercise prices.

•	There is evidence that certain employees and one director were granted stock options prior to their start dates or election to the Board.

•	Stock option terms were modified subsequent to certain grant dates.

•	The Company’s stock option grant practices did not comply consistently with the Company’s applicable stock option plan.

•
Board actions by written consents of all directors in lieu of a meeting (“unanimous written consents” or “UWCs”) were prepared, approved and executed significantly after the date indicated on the documents.

•	Documentation for many grant events is incomplete or missing from the Company’s records.

•
The documentary evidence suggests that certain members of management and the former Board, serving at various tenures, were involved or may have been aware of the retrospective selection of certain grant dates and/or modifications to stock option amounts subsequent to the recorded grant date. It is unclear whether these individuals were aware of the accounting implications or accounting treatment of the stock option grants at issue. In addition, based on the foregoing, the Audit Committee found that the review suggested that the one current director of the Company who at various times was on the Company’s Board during the Pre-Change of Control Period may have been aware of the retrospective selection of grant dates and modifications of grant terms with respect to grants he received during that period, but the Committee does not believe he understood the accounting consequences of those actions. The Audit Committee therefore concluded that the evidence did not establish that the director engaged in intentional misconduct.

•
The Company understated its reported compensation expense for the Pre-Change of Control Period because of the improper measurement dates selected for certain options, and the Company granted “in the money” options without disclosing or accounting for them as such.

Analysis of Specific Grants

Post-Change of Control Period (Current Management)

Grants of stock options in the Post-Change of Control Period give rise to $10.4 million of the additional stock-based compensation expense. During the Post-Change of Control Period, grant events subject to revised measurement dates related to (i) the change of control transaction in October 2003; (ii) a May 2004 award to an executive officer in connection with his assumption of increased responsibilities; (iii) a May 2005 grant of options to certain key employees (in the only broadly based grant of options since the 2003 change of control transaction); (iv) a May 2005 grant of options to a newly hired executive officer; and (v) new employee hires. A summary of these grants, based upon the findings of the Investigative Team is outlined below.

Change of Control Transaction Grants. A majority of all options granted to officers and directors occurred in connection with the Company’s October 2003 private placement of preferred stock to a group of investors which effectively transferred a controlling interest in the Company. In connection with the change of control, new management and a new board of directors were installed, and plans had been publicly announced that the Company would reserve 2.0 million shares of common stock for issuances of options to the officers, directors, employees and consultants of the Company. The private placement closed on October 28, 2003 at an as-converted price per common share of $0.93. Options on approximately 1.6 million shares (1.3 million to officers and directors) were granted as announced in connection with the change of control. The options were issued with an indicated grant date of October 29, 2003 and an exercise price of $5.25, a price substantially in excess of the price paid by investors in the change of control transaction. The exercise price, however, was not finalized until shortly after October 29. In addition, the Company determined that formal Board approval of the allocation schedule fixing the list of the recipients of the options and the number of shares for each was not finalized until on or about December 8, 2003, the date appearing on the last faxed signature to the UWC. As a result, the Company has determined in the review that the documentation of the October 29 award was deficient to support an October 29 grant date and that December 8, 2003 should be used. Using December 8 as the measurement date under APB 25, the fair market value of the Company’s stock is deemed to be the last closing price before December 8, or $9.90 per share, resulting in compensation expense of $7.2 million. Of that amount $5.3 million resulted from options granted to executive officers and directors. Additionally, until the Board ratified the grant of 30,000 options to certain directors as compensation for Board and committee service on January 24, 2004, there was no documentary evidence found that certain directors were formally appointed to a committee on or before the original October 29, 2003 grant date of their options for committee service or, in one instance, that the committee was formally created on or before the original grant date. Based on the review, the Company determined that those grants should be re-measured to the later date of ratification. The new measurement date fair market value of the Company’s shares was $12.99 per share, resulting in additional compensation expense of $232,000 under APB 25.

Additional Executive Officer Grant. On one occasion in May 2004 an executive officer was granted options in connection with his assumption of expanded responsibilities in connection with an acquisition. The options were documented as granted at the same time as options granted to new officers and employees being hired from the acquired company. The UWC listing the executive’s options and documenting the ratification by the Compensation Committee of his grant was not fully signed until eighteen days later. From the review, the Company determined that the proper measurement date under APB 25 for this grant was the later signature date on the UWC which yielded a fair market value for the shares at an amount higher than the grant price applied to the award, resulting in additional compensation expense of $73,000.

Broadly Based 2005 Grant. The Company, at a Board meeting in May 2005, secured Board approval for a broad grant of options to certain key employees, including officers. However, it appears from the review that the specific allocation of the awards by name to each key person who received an option grant was not finalized until six days later when the last Compensation Committee member signed the UWC consenting to the allocation list. The Company determined that the proper measurement date under APB 25 should have been the date documentation indicated the allocation was approved by the Compensation Committee, the date of the last signature of the committee members, and it is re-measuring that grant to that date. The new measurement date yields a fair market value for the shares at an amount higher than the grant price applied to the award, resulting in additional compensation expense of $473,000. Of that amount $88,000 resulted from options granted to executive officers.

New Executive Grant. A grant made to a newly-hired executive officer in 2005 was pre-approved by the Compensation Committee prior to his start date. Because this officer was being hired in connection with the creation of a new business unit representing a new direction and potential significant investment for the Company, and because the Board was holding a meeting around the time the new executive was joining the Company, the Compensation Committee Chairman requested that the officer’s compensation package be considered by the entire Board at the Board meeting. For that grant, the measurement date was originally established by the Company as of the date of the full Board approval. From the review, the Company determined, based on the relevant factors, that the officer’s employment start date, which was approximately one week prior to the Board meeting, fixed the proper measurement date and that the subsequent full Board action and documentation of the award as of the meeting date (resulting in a lower price) was a re-pricing of the grant making it a “variable award” which requires that compensation cost be adjusted to intrinsic value each reporting period. The Company has computed compensation expense in the amount of $535,000 as a result of the application of variable accounting.

New Employee Hires. Our practice prior to 2006 had been to grant stock options to all full-time employees in connection with commencement of employment. On many occasions, management would determine how many options an employee should receive and the award date to be used for documenting and pricing the option. Management would seek and receive final approval of such option awards from the Compensation Committee by ratification of the various awards in batches at a later time. In the review, the Company determined that awards of stock options to new employees were not documented as consistently being made on exact start dates, and approvals for many recorded grant dates for options were not consistently documented at the time of the grant, but rather the option certificates and the final approval actions of the Compensation Committee lagged the recorded grant dates by varying periods of time. Based on all available facts and circumstances from the review, the Company determined that the originally recorded measurement dates for option awards made to many employees during the Post-Change of Control Period from October 2003 through December 2005 were not the correct measurement dates under APB 25 and that the dates of formal approval by the Board and/or the Compensation Committee should be the measurement dates. Using the various new measurement dates determined in the review, as generally described above, and after accounting for forfeitures, we have adjusted the measurement of compensation cost for options covering 1.3 million shares of common stock resulting in incremental stock-based compensation expense of $1.8 million on a pre-tax basis over the respective awards’ vesting terms.

Pre-Change of Control Period (Prior Management)

Grants of stock options in the Pre-Change of Control Period gave rise to approximately $10.0 million of the additional stock-based compensation expense. As previously indicated, the Company, as part of the review, expanded the Pre-Change of Control Period by conducting a more limited review of an additional 65 individual grants from the Company’s 1994 initial public offering to December 31, 1996 which consisted of all grant events during such period. That review led to re-measurements of option grants giving rise to approximately $3.4 million of additional stock-based compensation expense. This amount is included in the $10.0 million noted above and has been recorded in shareholders’ equity in the restated financial statements.

In general, during the Pre-Change of Control period, the entire Board, rather than a committee, made awards to officers, directors and employees. Grants were approved at meetings of the Board or by action by UWC and were made in broad grants to groups of officers and employees at various times, selectively to individuals and small numbers of personnel at various times and in connection with beginning employment. Records for option awards during the Pre-Change of Control Period were found in some cases to be missing or incomplete. Accordingly, option grants during the Pre-Change of Control Period were addressed in the review under one of the following two categories: (1) those for which the Investigative Team found adequate records to enable the Company to determine appropriate measurement dates, or for which there were some records, enabling the Company to make a judgment about an appropriate measurement date, in each case based upon the best available information, and (2) those for which little or no records were found to support a determination of an appropriate measurement date.

Category One Grants. For option grants during the Pre-Change of Control Period under the first category, there were several instances in which awards were documented as having been made, and were priced accordingly, on a date prior to the date documents in the Company’s records show formal corporate action making the grant was taken. This appears to have been done, in the case of reporting persons, to make the grant date coincide with a specific event, such as the due date of applicable regulatory filings (i.e., Form 3 or Form 4), the appointment or re-election of a director or the purported date options were granted to non-officers. In many of these cases, we have determined that the correct measurement date is the date on which the Board took the action to approve the grant. However, we often had to make reasonable judgments based on the best available information about when the Board took such action. The review also identified instances in which awards to officers were made effective upon a future event, such as the commencement of employment and instances where the record suggests new employees were granted stock options prior to their start dates. In these cases, we determined that the date of the future event is the correct measurement date for such grants. The review also identified instances where stock option terms (amount, expiration, etc.) were modified subsequent to grant dates, where documents indicate grant dates were selected in hindsight (partly based on the timing of required Form 4 filings) to obtain more favorable exercise prices, and where evidence suggests that members of the Board and senior management re-priced grants subsequent to the award to obtain a lower exercise price. The selection of dates and prices in these instances appears to have been made in hindsight based on the lowest closing stock price within a particular range of dates. In all instances where documents were available to indicate a different measurement date than the one apparently used, the grants were re-measured. In connection with the application of these measurement principles for option grants to officers and directors of the first category, and after accounting for forfeitures, the Company has adjusted the measurement of compensation cost for options covering 2.3 million shares of common stock resulting in an incremental stock-based compensation expense of $7.4 million on a pre-tax basis over the respective awards’ vesting terms. Re-measurement of options of the first category covering 1.0 million shares granted to non-officers resulted in additional stock-based compensation expense of $2.4 million on a pre-tax basis over the awards’ vesting terms after accounting for forfeitures.

Category Two Grants. The Company had insufficient or no documentation to review in connection with the second category of stock options granted during the Pre-Change of Control Period. Accordingly, the Company could not reach any conclusions about any required re-measurements or compensation charges through a normal review or application of any methodology to limited documents. Instead, the Company performed a sensitivity analysis on those grants where the selection of an alternative measurement date could have resulted in a compensation charge. The sensitivity analysis was based on a computation of the minimum and maximum number of days between the grant date and the re-measurement date for those grants in Category 1 (ones with good or some information) by classification of grantee (consultant, director, executive, other). The intrinsic value, if any, used to calculate the net compensation expense for Category 2 grants was determined by comparing the strike price of the grant to the average stock price between the minimum and maximum number of days after the grant date by classification of grantee. Based on this methodology, the Company has adjusted the measurement of compensation cost for options covering 595,000 shares of common stock resulting in incremental stock-based compensation cost, net of forfeitures, of $314,000 on a pre-tax basis over the respective awards’ vesting terms. All of this amount was related to non-officers.

The Company believes that the foregoing analysis is a reasonable basis for recording additional compensation expense related to the Category 2 grants. However, the sensitivity analysis was also extended to a computation of hypothetical compensation cost for these grants using the highest and lowest stock prices within the above-described date ranges. If the highest stock price in the date ranges by grantee classification were used the potential additional compensation expense is estimated at $1.9 million. Conversely, if the lowest stock price in these same date ranges is used there is no additional compensation cost. The Company believes that the $314,000 it has recorded is appropriate for the additional compensation cost related to the Category 2 grants. Of this amount, 71% relates to years prior to 2001.

Other Matters

Compensation expense of $552,000 on a pre-tax basis was also recognized, of which $222,000 related to the termination of a former officer. The remaining amount was recognized as a result of non-employee grants to consultants in exchange for services and other matters. These grants were also fixed by management with subsequent final approval by the Board or Compensation Committee, and new measurement dates were determined in the review based upon the later ratification actions giving final approvals (except for two grants subject to counterparty performance conditions, which were remeasured until performance was complete).

To the extent we reasonably can, we intend to take actions to deal with certain adverse tax consequences that may be incurred by the holders of incorrectly priced options. The primary adverse tax consequence is that incorrectly priced stock options vesting after December 31, 2004 that resulted in the employees receiving an exercise price at a discount from fair market value of the Company’s common stock on the date determined in the review to be the proper grant date for measurement purposes may subject the option holder to tax on unrealized gain and a penalty tax under IRC Section 409A (and, as applicable, similar penalty taxes under various state tax laws). We are currently evaluating the actions to be taken and the potential cost thereof. We expect to incur future charges to resolve the adverse tax consequences that may be incurred by the holders of incorrectly priced options related to non-Section 16 reporting persons, however, such amounts are not expected to be material. The Company continues to explore alternatives and has not concluded whether it will take any action related to the adverse tax consequences that may be incurred by the holders of incorrectly priced options related to Section 16 reporting persons and is under no obligation to make any such payments to these individuals. In addition to any costs associated with resolving the adverse tax consequences that may be incurred by holders of the incorrectly priced options, the Company may have obligations with respect to failure to withhold taxes on such employee exercises. The Company may incur certain penalties and related costs associated with the adverse tax consequences of incorrectly priced options and such amounts could be material.  If future payments are required, we believe the Company has sufficient resources to make such payments.

Additionally, approximately $90,000 of payroll taxes associated with certain exercises of options, which for payroll tax purposes were originally deemed to be incentive options but subsequent to re-measurement are now deemed to be non-qualified options, have not been recorded in the restatement due to immateriality. All options granted in the Pre-Change of Control Period and a significant portion of options granted in the Post-Change of Control Period were originally deemed to be non-qualified options.

Summary of Stock-Based Compensation Adjustments

The additional stock-based compensation expense was amortized over the vesting period relating to each option award, typically 48 months in the Pre-Change of Control Period, for which vesting was accelerated at the 2003 change in control, and 36 months in the Post-Change of Control Period. As of December 31, 2005, the Company changed its equity compensation programs to include acceleration of all unvested options as of December 31, 2005 and to cease awarding any more stock options. Consequently, 100% of the expense being recorded is in years prior to fiscal 2006. The additional stock-based compensation expense increased selling, general and administrative expenses in the affected periods. The adjustments did not affect TurboChef’s previously reported revenue, cash and cash equivalents or net working capital balances in any of the restated periods. The aggregate stock-based compensation charge of approximately $21.0 million recorded by the Company resulted in no deferred income tax benefits as the Company maintained a full valuation allowance against its deferred tax assets for the Review Period.

The incremental impact from recognizing stock-based compensation expense and the cumulative effect on accumulated deficit resulting from the review of past stock option grants is as follows (dollars in thousands):

Fiscal Year	Expense	Cumulative Increase to Accumulated Deficit
1994	$67	$ 67
1995	83	150
1996	589	739
1997	1,561	2,300
1998	2,237	4,537
1999	1,657	6,194
2000	1,299	7,493
2001	1,267	8,760
2002	693	9,453
2003	1,224	10,677
Subtotal	10,677	10,677

2004	3,365	14,042
2005	6,915	20,957

Total	$20,957	$20,957

Additionally, we have restated the pro forma expense under Statement of Financial Accounting Standards (“SFAS”) No. 123 in Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K to reflect the impact of these adjustments for the years ended December 31, 2005 and 2004.

Judgment

Many of the revised measurement dates for grants in the Pre-Change of Control Period (1994 to October 2003) could not be determined with certainty, and we made judgments, as described above, to establish the revised dates based on the best information available. Judgments different from those used by us regarding the timing of the revised measurement dates would have resulted in different compensation expense charges than those recorded by us in the restatement. We therefore prepared a sensitivity analysis to determine the hypothetical minimum and maximum compensation expense charge that could occur if different judgments to determine the revised measurement dates were used. We provided a minimum and maximum range to the sensitivity analysis as a result of significant volatility in prices versus the revised measurement date prices. In reviewing all available data, we considered other possible alternative grant dates for determining a sensitivity analysis, but were unable to find any such data or evidence that would provide an alternative measurement date we believed to be better than the one we selected.

We applied our sensitivity methodology on a grant date by grant date basis to examine the largest hypothetical variations in stock-based compensation expense within a range of possible approval dates for each grant event. The range of possible approval dates was developed for each grant after considering all available evidence (for example, unanimous written consents, email dates, and

Board of Director or Compensation Committee meeting dates). For grants that had insufficient evidence to identify either an earliest possible measurement date or the latest possible measurement date (or for Category 2 grants, both dates) we based the range of possible measurement dates on a computation of the minimum and maximum number of days between the grant date and the re-measurement date for those grants in Category 1 (ones with good or some information) by classification of grantee (consultant, director, executive, other). While we believe the evidence and methodology used to determine the revised measurement dates to be the most appropriate, we also believe that illustrating differences in stock-based compensation expense using these alternative date ranges provides some insight into the extent to which hypothetical stock-based compensation expense would have fluctuated if the available evidence had caused us to chose other dates.

After developing the range for each grant event by grantee category, we selected the highest closing price of our stock within the range and calculated the difference in stock-based compensation expense to determine the maximum possible compensation expense. We then selected the lowest closing price within the range and calculated the difference in stock-based compensation expense to determine the minimum possible compensation expense. If the low closing price was less than the closing price on the original date of grant, there was no resulting compensation charge. We compared these aggregated amounts to the stock-based compensation that we recorded. If we had used the highest closing price of our stock within the range, our total restated stock-based compensation adjustment relating to the revision in measurement dates would have been increased by approximately $8.6 million. Conversely, had we used the lowest closing stock price within the range, our total restated compensation expense would have decreased by $6.0 million.

Our hypothetical ranges of stock-based compensation expense were affected by the high level of volatility in our stock price and the date ranges used in our sensitivity analysis. For example, in 1996 (the year in our restatement period with the largest sensitivity range based on option grant date), our stock price closed at a low of $21.75 per share and a high of $66.38 per share during the range of potential alternative measurement dates. In 1998 (the year in our restatement period with the second largest sensitivity range based on option grant date), our stock price closed at a low of $12.00 per share and a high of $39.38 per share during the range of potential alternative measurement dates. Since we do not have evidence that the grant dates and exercise prices were selected on the date when our stock price was at its highest or lowest during each period, we concluded that selecting a revised measurement date on the “highest” or “lowest” closing price when measuring compensation expense would not have been consistent with the requirements of APB No. 25, which looks to the “first date” on which the terms of the grants were fixed with finality.

The majority of option grants during this time period had some uncertainty related to the measurement date, therefore grants during such period were included in the sensitivity analysis. The following tables set forth the effect on earnings before income taxes (net of estimated forfeitures) that would result from using different alternate measurement date determinations for the Pre-Change of Control Period as compared to the measurement date selected in our evaluation and used for accounting purposes. The first table, titled “Sensitivity Analysis by Option Grant Year” illustrates actual pre-tax stock-based compensation expense and the hypothetical stock-based compensation expense for this period based on the year each option in the restatement was granted. The second table, titled “Sensitivity Analysis by Option Vest Year” illustrates the actual amortization of the pre-tax stock-based compensation recognized in our consolidated financial statements and the hypothetical stock-based compensation expense in the period that the options are earned.

Sensitivity Analysis by Option Grant Year for Pre-Change of Control Period (in thousands)

Year	Pre-Tax Compensation Expense Based on Selected Revised Measurement Dates	Hypothetical Compensation Expense Based on Lowest Closing Price Within Range of Potential Alternative Measurement Dates	Hypothetical Compensation Expense Based on Highest Closing Price Within Range of Potential Alternative Measurement Dates
1994	$83	$83	$83
1995	330	302	3,088
1996	2,949	91	3,814
1997	2,323	2,055	2,661
1998	2,453	1,106	4,571
1999	243	243	400
2000	353	—	1,131
2001	883	77	1,814
2002	360	—	966
2003	—	—	—
Total	$9,977	$3,957	$18,528

Sensitivity Analysis by Option Vest Year for Pre-Change of Control Period (in thousands)

Year	Pre-Tax Compensation Expense Based on Selected Revised Measurement Dates	Hypothetical Compensation Expense Based on Lowest Closing Price Within Range of Potential Alternative Measurement Dates	Hypothetical Compensation Expense Based on Highest Closing Price Within Range of Potential Alternative Measurement Dates
1994	$67	$67	$67
1995	83	80	1,753
1996	589	110	1,336
1997	1,561	341	2,453
1998	2,237	833	2,934
1999	1,657	838	2,535
2000	1,299	788	2,350
2001	1,267	593	2,439
2002	693	242	1,304
2003	524	65	1,357
Total	$9,977	$3,957	$18,528

For additional information regarding the restatement, see the “Explanatory Note” immediately preceding Part I, Item 1, Note 3, “Restatement of Consolidated Financial Statements,” to the consolidated financial statements, Part I, Item 6, “Selected Financial Data,” and Part II, Item 9A, “Controls and Procedures.”

Overview

TurboChef Technologies, Inc. is a leading provider of equipment, technology and services focused on the high-speed preparation of food products for the speed cook sector of the commercial cooking equipment market. Our user-friendly speed cook ovens employ proprietary combinations of heating technologies such as convection, air impingement, microwave energy and other advanced methods to cook food products at high speeds with food quality that we believe to be comparable or superior to that of conventional heating methods. We currently offer three commercial ovens: the C3 oven, the Tornado oven and, introduced in the second quarter of 2005, our High h Batch oven. We are working to develop new ovens for the commercial cooking equipment market and to introduce speed cook ovens to the residential marketplace in early 2007.

We currently derive revenue primarily from the sale of our ovens to commercial foodservice operators throughout North America, Europe and Australia. In North America we sell our equipment through our internal sales force as well as through manufacturer’s representatives. In Europe and Australia we utilize a network of equipment distributors. We are working to expand the market for our commercial ovens in Latin America and Asia. We also derive revenues from licensing our technologies to food service equipment manufacturers. Prior to 2006, we operated in one primary business segment. In 2006, the launch of our residential product line, planned for early 2007, created an additional business segment.

We believe it is important to our success that we continue to sell to our existing base of commercial customers to meet their expansion or replacement needs, while at the same time to extend that customer base by concentrating our internal sales efforts on major foodservice operators and by supporting our networks of manufacturer’s representatives and equipment distributors. We must strive to do that while maintaining a cost structure for our products and controlling our operating expenses to provide a satisfactory return on sales. We must compete effectively in the marketplace on the basis of price, quality and product performance, and we must meet market demand through development and improvement of our speed cook ovens and introduction of new oven products. These same marketplace and product development factors will apply to our achieving success with the launch, planned for early 2007, of our residential speed cook oven products; however, the residential market is new to us and there may be factors important to our success that are unknown to us at present. See “Risk Factors” in Section 1A of this annual report on Form 10-K.

Our financial results in 2006 as compared to 2005 and 2004 reflect our efforts to strengthen our operating systems and infrastructure, solidify our sales and marketing efforts, continue to perform under our supply agreement with the Subway system, expand our non-Subway customer base, integrate our Global asset acquisition and develop our residential oven and market strategy. Sales to Subway franchisees during the equipment rollout supporting their toasting initiative resulted in concentrated revenues and income in the quarters ended September 30, 2004, December 31, 2004 and, to a lesser extent, March 31, 2005. In 2005, we substantially completed the initial rollout with delivery of ovens to international Subway locations. However, the Subway relationship has and should continue to be a meaningful contributor to future revenues. Demand for equipment will continue from this major customer as new Subway restaurants are opened and existing restaurants seek additional ovens. In 2005 and continuing in 2006, we focused our sales efforts on expanding our customer base, with the notable expansion plans of one major contract customer, the addition of several smaller new customers and progress with a number of other customer prospects. During 2007, we will continue to focus on generating revenues from other foodservice establishments, expanding our commercial products line, increasing the profitability of commercial products, introducing our residential oven products and developing enabling strategies.

The historical 2005 and 2004 results have been restated for the findings of our review of stock option grants and practices — see the “Explanatory Note” immediately preceding Part 1, Item 1 and Note 3 to the Consolidated Financial Statements in this Form 10-K. We have not amended, and do not intend to amend, any of our previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatement.

The following sets forth, as a percentage of revenue, consolidated statements of operations data for the years ended December 31:

	2006		2005		2004
			(As restated)		(As restated)
Revenues	100%		100%		100%
Cost of product sales	66		83		62
Research and development expenses	9		8		2
Purchased research and development	16		12		—
Selling, general and administrative expenses	59		65		27
Restructuring charges	—		1
Total costs and expenses	150		169		91

Operating (loss) income	(50)		(69)		9
Interest income	3		3		—
Interest expense and other	(1)		(1)		—
Total other income	2		2		—
(Loss) income before taxes	(48)		(67)		9
Provision for income taxes	—		—		—
Net (loss) income	(48	) %	(67	) %	9%

We have observed the following trends and events that are likely to have an impact on our financial condition and results of operations in the future:

•
During 2004, we commenced the rollout of our Tornado oven to Subway franchisees. We completed the rollout in the first quarter of 2005. Subway sales accounted for 35%, 58% and 91% of our total revenues during 2006, 2005 and 2004, respectively. We expect Subway to be a meaningful contributor to future revenues.

•
During 2006, our non-Subway revenue increased $9.8 million, or 44%, over 2005. One other major customer accounted for 19% of our 2006 revenue. No other single customer accounted for more than 10% of our total 2006 revenues. We expect our non-Subway revenue to continue to increase in 2007. As our customer base continues to grow, we expect our customer concentration levels to decline.

•
During 2006, we experienced a decrease in our cost of product sales as a percentage of revenue (and an improvement in our gross margin percentage) as compared to 2005. The improvement is primarily due to price increases implemented in 2006 and a reduction in warranty related charges related to having addressed a longevity and reliability issue in 2005, offset somewhat by increases in component pricing. In 2005, we recorded a warranty charge of $9.6 million related to our Tornado ovens sold to Subway. In 2006 and 2005, we experienced increases of 3% and 5%, respectively, in our Tornado oven bill of materials due to increases in component pricing, primarily the result of increased stainless steel pricing. Additionally, we experienced increased freight and handling costs. In 2007, we expect gross profit percentages to improve as we anticipate no recurrence of product performance issues causing material warranty related charges, as we believe a favorable sales mix will result from continued expansion of our customer base and as we expect to address component part price increases by a continuous “value-engineering” of our bills of material for all products.

•
During 2006, we increased our research and development expenditures primarily as the result of our residential oven initiative. In 2007, we expect our research and development expenditures to approximate the 2006 levels as we develop additional residential and commercial products.

•
During 2006, we recorded a $7.7 million in-process research and development charge in connection with resolution of certain contingencies associated with the 2005 acquisition of technology assets from Global. We had previously recorded a $6.3 million in-process research and development charge in 2005 at the time the acquisition was made.

•
During 2006, we increased our selling, general and administrative expenses, excluding restructuring costs, depreciation and amortization and stock-based compensation, by $1.1 million over 2005 primarily due to costs related to our residential segment. We expect an increase in 2007, primarily due to increased marketing costs related to the residential product launch.

Based on our analysis of the aforementioned trends and events, it is likely that we will continue to generate net losses on a quarterly basis during 2007 primarily due to our continued investment in the residential product launch coupled with the uncertainty as to market acceptance of this new product offering and the volume of sales that can be generated. Our future results will be affected by many factors, some of which are identified below and in Section 1A of this report entitled “Risk Factors,” including our ability to:

•	increase our commercial revenue across our customer base;

•	reduce our product warranty charges;

•	manage costs related to the commercial business segment;

•	successfully launch our residential product line;

•	manage costs related to the residential product launch;

•	manage costs related to the residential product launch.

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

Revenue Recognition

Revenue from product sales are recognized when no significant vendor obligation remains, title to the product passes (depending on terms, either upon shipment or delivery), and the customer has the intent and ability to pay in accordance with contract payment terms that are fixed and determinable. Royalty revenues are recognized based on the sales dates of licensees’ products, and services revenues are recorded based on attainment of scheduled performance milestones. Certain customers may purchase extended warranty coverage. Revenue from sales of extended warranties is deferred and recognized in product sales on a straight-line basis over the term of the extended warranty contract.

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

In 2005, the Company identified a potential longevity and reliability issue with the Tornado oven. The success of the toasting initiative implemented by Subway, our largest customer, had resulted in higher use of the Tornado oven and more cook cycles than anticipated. We experienced increasing warranty calls from the Subway installed base, as certain components degraded under the high usage much earlier than expected. We determined that we could improve the longevity and reliability of the ovens through a change in the oven’s software (or operating system). We incorporated the software change in production and launched a voluntary and proactive software upgrade program for installed units. This program also included replacement of certain components in the ovens to ensure that the installed base of Tornado ovens would benefit from the latest enhancements to the ovens. For the year ended 2005, we recorded a charge aggregating $9.6 million (or $0.34 per share) to increase the warranty reserve as our best estimate to address costs of warranty claims incurred, estimated future warranty claims, and the voluntary upgrade. Extensive engineering tests of the revised software provide evidence led us to believe that the longevity and reliability issue with Subway’s Tornado ovens has been satisfactorily resolved.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair values. Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires goodwill and other acquired intangible assets that have an indefinite useful life no longer to be amortized; however, these assets must undergo an impairment test annually or more frequently if facts and circumstances warrant. In conjunction with change in segment reporting, we updated the goodwill impairment analysis and determined that the change did not impair the carrying amount of goodwill. We also completed our annual goodwill impairment test in October 2006 and determined that the carrying amount of goodwill was not impaired, and there have been no developments subsequently that would indicate an impairment exists. We will continue to perform our goodwill impairment review annually or more frequently if facts and circumstances warrant.

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

Stock-Based Compensation and Other Equity Instruments

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, a revision of SFAS No. 123 (SFAS No. 123R), using the modified prospective method. SFAS No. 123R requires measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. The fair value of stock option grants is determined using the Black-Scholes valuation model, which is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, (“SFAS No. 123”) as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”). The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of our common stock on the grant date. Such fair values will be recognized as compensation expense over the requisite service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123R.

In December 2005, in response to SFAS 123R, the Board of Directors of the Company, upon recommendation of its Compensation Committee, approved an acceleration of all unvested options granted to employees and directors under the Company’s 2003 Stock Incentive Plan. As a result of the acceleration, options to acquire approximately 1.8 million shares of the Company’s common stock became immediately exercisable. The decision to accelerate vesting of these options was made primarily to minimize future compensation expense that we would otherwise recognize in our consolidated statements of operations upon the effectiveness of SFAS 123R. As a result of the acceleration, we expected to reduce the stock option expense we otherwise would be required to record in connection with accelerated options by approximately $7.8 million in 2006, $2.3 million in 2007 and $800,000 in 2008. In connection with the acceleration and in order to prevent unintended personal benefit to the holders of these options, the optionees agreed to certain restrictions on any shares received through the exercise of accelerated options. These restrictions generally prevent the sale of stock obtained through exercise of an accelerated option prior to the original vesting date. All other provisions of the original option grants remain. Employees who terminate prior to their original vesting date ostensibly receive a benefit from the acceleration of options measured by the differences in the estimated fair value of the options pre- and post-acceleration. We estimate the benefit associated with possible future employee terminations is approximately $100,000 and, accordingly, recorded a one-time non-cash compensation charge in the fourth quarter of 2005 as a result of the acceleration.

See the “Explanatory Note” immediately preceding Part 1 of this Form 10-K for information regarding review of our stock option grants in prior periods and restatement of historical financial statements as a result of the findings.

We account for transactions in which services are received in exchange for equity instruments issued based on the fair value of the equity instruments issued in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

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

During the year ended December 31, 2006, we issued 83,000 restricted stock units (RSU) to certain employees and non-employee members of the board of directors. These restricted stock units had a weighted average fair value of $12.84 per unit and the aggregate fair value was $1,068,000. The fair value of these awards was based upon the market price of the underlying common stock as of the date of grant. 40,000 of these awards vest at the end of a two-year period, with the remaining awards vesting over one-, two- and three-year periods from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, these shares could vest earlier in the event of a change in control, merger or other acquisition, or upon termination for disability or death. The shares of common stock will be issued at vesting, or, in some cases, at a deferred payout date. Selling, general and administrative expenses for the year ended December 31, 2006, include $290,000 recognized as stock-based compensation expense for these awards. As of December 31, 2006, there was $778,000 of unrecognized compensation cost related to these RSU awards, which is expected to be recognized over a weighted average period of 1.5 years.

Deferred Income Taxes

In preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. In addition, as of December 31, 2006, we have net operating losses (“NOLs”) of approximately $91.9 million, of which $26.3 million are subject to annual limitations resulting from the change in control provisions in Section 382 of the Internal Revenue Code. These NOLs begin to expire in 2011.

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

Total consideration for this transaction, $14.2 million, consisted of $7.9 million cash, including transaction costs, and $6.3 million equity in the form of Enersyst preferred membership units exchangeable in the future, at the discretion of the holders, for approximately 611,000 shares of our common stock. As of December 31, 2006, approximately 37,000 shares have yet to be exchanged. The cash portion of the acquisition was funded by a May 2004 private placement of common stock. Total goodwill recorded was $5.9 million, none of which is deductible for income tax purposes.

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

At the closing of the transaction, Global received $5.0 million in cash and 60,838 shares of the Company’s common stock with a value of $993,000 at the date of acquisition. Additionally, the Company entered into services agreements with the principals of Global which provided, among other things, for delivery of three patent applications by the end of the first year, and two additional patent applications by the end of the eighteenth month following closing. Upon timely delivery of these patent applications, the Company was obligated to pay Global three nearly-equal installment payments totaling $8.0 million, payable on each of the first three anniversaries of the closing date (the payments will be made 38% in cash and 62% in stock). In September 2006, all of the patent applications required under the terms of the agreement were delivered. The transaction was accounted for as an asset acquisition. The aggregate consideration for the assets acquired is comprised of $6.3 million, including transaction costs, given at closing and $7.7 million for the estimated fair value of the contingent consideration which became payable upon delivery of the patent applications. The $7.7 million for contingent consideration includes $1.9 million, the estimated fair value of 169,365 shares of common stock issued as part of the first installment, and $5.3 million, the estimated fair value of the two remaining installments. The Company allocated the consideration for these technology assets to in-process research and development (“IPRD”) and expensed $7.7 million and $6.3 million for the years ended December 31, 2006 and 2005, respectively.

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

Results of Operations

Revenues

We currently derive all sales, cost of product sales and gross profit from our Commercial segment. Total revenues decreased 7%, or $3.6 million, to $48.7 million for 2006 as compared to $52.2 million for 2005. Total revenues decreased $18.7 million for 2005, from $70.9 million for 2004. The fluctuation in total revenues from 2004 to 2006 is attributable to the initial system-wide rollout of our Tornado model oven to Subway franchisees which commenced in 2004 and was completed in 2005. The decrease in total revenues for 2005 as compared to 2004 was attributable to decreased oven sales of $34.3 million related to sales to Subway franchisees. In 2006, increased oven sales to other customers combined with increased sales of parts and consumables accounted for an increase of $10.5 million in product revenues, but did not offset the reduced sales to Subway following completion of the rollout. Subway sales accounted for 35% of our revenue in 2006, 58% in 2005 and 91% in 2004. The Subway rollout was, in our opinion, unusual in several respects. The Subway system comprises one of the largest foodservice operations in the U.S. Additionally, a rollout of such magnitude would not typically be completed over such a short time. Subway will continue to be an important contributor to our revenues as we supply ovens for new stores and as existing stores evaluate their needs for additional ovens. We expect continued growth in commercial oven sales as we expand our customer base. However, we do not expect future transactions with large foodservice operators to impact the timing and magnitude of oven sales in the same way the Subway transaction has done.

Royalty and services revenue, which consists principally of revenue from licensing our technology to third parties, was $1.3 million for the year ended December 31, 2006 as compared to $2.0 million for the year ended December 31, 2005. Royalty and services revenue increased $800,000 for 2005, from $1.2 million for 2004. We had only a partial year of such revenue in 2004 since these activities are associated primarily with the Enersyst acquisition which was completed in May 2004. We expect further diminution in services revenue as the resources which generate this revenue are repurposed to support our commercial oven business and to benefit our residential speed cook oven initiative.

Cost of Product Sales and Gross Profit

Cost of product sales for 2006 was $31.9 million, a decrease of $11.6 million compared to $43.5 million for 2005. Cost of product sales decreased $515,000 for 2005, from $44.0 million for 2004. The variability in cost of product sales in 2005 compared to 2004 and 2006 was due primarily to increases in our warranty provision of $9.6 million recorded in 2005, and, to a lesser extent, the number of ovens sold. In 2005 increased costs of materials and component parts, primarily stainless steel, and increased costs of freight and handling began to increase our cost of manufacturing compared to 2004. In 2006, we continued to experience increased costs of materials and component parts compared to 2005 and we experienced higher costs in our extended warranty program, which were partially offset by a reduction in cost of products sold in connection with settlement of a dispute over amounts due for prior product purchases. Much of our sales volume is presently based on contracts with somewhat fixed pricing which constrains our ability to pass on these increased manufacturing costs. We instituted price increases late in 2005 for our non-contract customers and we reached agreement with our major contract customers on price increases, fully in effect in mid-2006, that have begun to help mitigate these increased costs. Excluding the $9.6 million increase to our warranty provision recorded in 2005, the combined effect of the foregoing factors resulted in a similar cost of product sales as a percentage of product sales for 2006 and 2005 and an increase in cost of product sales as a percentage of related product sales for 2005 as compared to 2004.

Gross profit on product sales for 2006 was $15.5 million, an increase of $8.8 million, compared to gross profit on product sales of $6.7 million for 2005. Gross profit on product sales decreased $19.0 million for 2005, from $25.7 million for 2004. The variability in the gross profit on product sales was due primarily to the number of ovens sold and to a $9.6 million increase in our warranty provision recorded in 2005. Gross profit on product sales as a percentage of product sales revenue, excluding the effects of the $9.6 million increase in our warranty provision in 2005, remained constant for 2006 as compared to 2005, and decreased in 2005 as compared to 2004. Barring any future warranty charges in excess of reserves provided and barring any continued pricing pressures on materials and components, we expect improvement in gross margins on commercial oven sales to be largely sustained as the sales mix shifts to include relatively fewer sales from lower margin contracts.

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

Research and development expenses increased 1%, or $49,000, to $4.4 million for 2006 as compared to $4.3 million for 2005. Research and development expenses increased 258% or $3.1 million for 2005 as compared to $1.2 million for 2004. The increase in 2006 as compared to 2005, as well as 2005 as compared to 2004, was attributable to an expanded scope of research activities to support new product development, including most recently the development of our residential speed cook ovens. Additionally, in 2004, the Enersyst acquisition increased the headcount and resources committed to research activities.

The following table quantifies the net increase in research and development expenses over periods presented (in thousands):

	Increase (Decrease) in Research and Development Expenses
	2006 to 2005	2005 to 2004
Payroll and related expenses	$612	$518
General and administrative expenses	45	30
Design, prototype and other related expenses	(608)	2,557
Total increase	$49	$3,105

We believe that research and development expenses for 2007 will approximate 2006 levels, as we continue our development efforts for residential speed cook ovens and related products and for new commercial ovens planned for introduction in early to mid 2007.

Purchased Research and Development

Purchased research and development expenses for 2006 and 2005 were $7.7 million and $6.3 million, respectively, and related to the acquisition of technology assets from Global. This charge is an allocation of the purchase price, based on a valuation, to recognize the fair value of in-process research and development for new products and modifications to existing products that have not reached technological feasibility or were not ready for commercial production. The 2006 expense represents the fair value of the liability incurred for additional consideration payable now that certain contingencies are resolved. There are no further consideration contingencies associated with the Global acquisition.

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

SG&A expenses decreased 14%, or $4.8 million to $29.0 million for 2006 as compared to $33.8 million for 2005 (excluding restructuring charges as discussed below). These decreases were due to a reduction in non-cash stock compensation expense of $6.8 million and a $2.9 million reduction in legal and professional fees, offset by increased sales activity driven by non-Subway related business and the residential oven initiative. Payroll and related expenses increased by $2.2 million, of which one-half is attributable to the Commercial segment and the remainder is equally attributable to the Residential segment and to the Corporate resource. Depreciation and amortization expense increased $1.1 million related to leasehold improvements and furniture, fixtures and equipment in the new facilities and increased amortization related to the acquisition of technology assets. Rent and occupancy costs increased $544,000 attributable to the Commercial segment operations center in Dallas, Texas, which opened in June 2005. Selling, marketing and related expenses increased $1.1 million, primarily due to increased marketing and advertising expenses in the Residential segment related to the anticipated launch of our new residential oven, offset by a reduction in marketing and advertising expenses in our Commercial segment.

SG&A expenses increased 76%, or $14.6 million to $33.8 million for 2005 (excluding restructuring charges as discussed below), as compared to $19.2 million for 2004. These increases were due to increased non-cash stock compensation expense of $3.6 million, increased legal and professional fees related to the Maytag litigation, and the required expansion of operations to support the increased level of sales activity stemming primarily from the Subway relationship, increased activity driven by non-Subway related business and the residential oven initiative. Selling, marketing and related expenses increased $3.2 million, equally attributable to increased sales commissions resulting from sales by our manufacturer’s representative network and increased marketing and advertising expenses related to our comprehensive branding campaign and the launch of new commercial products. Additionally, legal and professional fees increased $2.7 million primarily attributable to the Maytag and other litigation. Depreciation and amortization expense increased $1.7 million related to leasehold improvements and equipment in the new facilities and, to a lesser extent, increased amortization related to the Enersyst acquisition and the acquisition of technology assets from Global. Rent and occupancy costs increased $1.5 million attributable to our offices in Atlanta and New York and new operations center in Dallas. Payroll and related expenses increased $1.4 million, net, due to increased headcount for our commercial business and our residential initiative, which was partly offset by a $900,000 reduction in incentive compensation related to 2005 performance.

The following table quantifies the net change in general and administrative expenses for the periods presented (in thousands):

	Increase (Decrease) in General and Administrative Expenses
	2006 to 2005	2005 to 2004
	(As restated)	(As restated)
Non-cash stock compensation	$(6,824)	$3,637
Legal and professional fees	(2,912)	2,669
Payroll and related expenses	2,194	1,374
Depreciation and amortization	1,058	1,744
Selling, marketing and related expenses	1,056	3,159
Rent and occupancy costs	544	1,478
Travel and related expenses	100	553
Other	34	(28)
Total (decrease) increase	$(4,750)	$14,586

For 2006, we have continued to augment our SG&A infrastructure to support increased activity contemplated in our Commercial business and in contemplation of the launch of our residential speed cook oven products resulting in an increase of SG&A expenses, excluding the effects of non-cash compensation. We expect a continuation of this trend as the marketing and promotion plans are finalized and the product launch is executed; however, the extent of the investment required to launch this new product in, what will be to us, a new market is difficult to quantify. We also expect increased sales and marketing expenses in 2007 as compared to 2006 due to an expected increase in commissions as a result of higher forecasted sales and an increase in the volume of sales generated by our networks of manufacturer’s representatives and food equipment distributors. Overall, we expect SG&A to increase in 2007 as compared to 2006, principally the result of increased selling, marketing and related costs resulting from increased commercial business and the launch of our residential oven model and legal and accounting costs related to the option inquiry as described elsewhere in this Form 10-K.

Restructuring Charges

In the fourth quarter of 2005, we closed our underperforming operation in the Netherlands and re-aligned the resources and cost structure. We now direct the activities of all of our international distributors directly from our domestic operations center. Since we continue to have a presence in the markets previously managed by our Netherlands operation, the results of that unit’s operations are included in continuing operations. The closing of the Netherlands operations resulted in restructuring charges in the fourth quarter of 2005 of $621,000 including $125,000 of non-cash charges, principally related to impairment of fixed assets. In the first quarter of 2006, the Company negotiated to terminate the lease of the closed facility and recorded a reduction in the restructuring reserve of $41,000. The lease termination payment was made in April 2006 and concludes the restructuring plan initiated in the fourth quarter of 2005.

Interest Income

Interest income includes amounts earned on invested cash balances. Interest income was $1.3 million for 2006 and $1.5 million for 2005 representing earnings on available cash, including proceeds from the February 2005 public offering of our common stock. Interest income was insignificant in 2004 as we had limited resources to invest.

Interest Expense and Other

Interest expense includes interest and other costs paid and incurred on our debt obligations, interest on installment payments, and amortization of deferred financing costs. We have a credit facility which has been in place since February 2005. Although we did not access the facility through 2006, there are fees and availability costs associated with having the facility in place. Net other income (expense) represents foreign exchange gains and losses incurred during the periods presented. Variations during the periods are attributable to exchange rate fluctuations and the volume of transactions denominated in foreign currencies. Interest expense and other was $436,000 in 2006 as compared to $332,000 for 2005 and a negligible amount for 2004.

Provision for Income Taxes

Our provision for income taxes in 2004 was $301,000 and consists of estimated Federal Alternative Minimum Tax and estimated state and local taxes. This tax provision is an effective tax rate of 3% and reflects utilization of approximately $9.0 million in NOLs carried forward from prior years which reduced our taxable income in 2004. As of December 31, 2006, we have available approximately $91.9 million in remaining NOL carryforwards, of which $26.3 million are subject to annual limitations resulting from the change in control provisions in Section 382 of the Internal Revenue Code. These NOLs begin to expire in 2011. As described in Note 10 to the Consolidated Financial Statements, a valuation allowance has been recorded to reduce our net deferred income tax assets to the amount that is more likely than not to be realized. Based on our previous history of losses, we have recorded a valuation allowance as of December 31, 2006, equal to the full amount of our net deferred income tax assets including those related to our NOLs. Future profitable operations would permit recognition of these net deferred income tax assets, which would have the effect of reducing our income tax expense. Future operations could also demonstrate a return to profitability sufficient to warrant a reversal of the valuation allowance, which would positively impact our financial statements.

Liquidity and Capital Resources

Our capital requirements in connection with our product and technology development and marketing efforts have been significant. In light of the planned launch in 2007 of our residential speed cook ovens, the capital requirements for these efforts likely will continue to be significant.

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

Our management anticipates that current cash on hand provides sufficient liquidity for us to execute our business plan and expand our business as needed in the near term. Additionally, we renewed our credit facility with Bank of America which now expires on February 28, 2008. This facility provides stand-by credit availability to augment the cash flow anticipated from operations. However, should the launch of our residential speed cook oven products or a significant increase in demand for commercial products engender significant expansion of our operations, we may require additional capital in future periods.

Cash used in operating activities was $(17.1) million for the year ended December 31, 2006 as compared to $(20.2) million for the year ended December 31, 2005. Net cash used in operating activities for 2006 resulted from our net loss of $(23.4) million less non-cash charges of $12.1 million (including IPRD charge of $7.7 million and $3.9 million in deprecation and amortization), offset by an increased investment in working capital of $5.8 million. The change in working capital items included cash used for increases in accounts receivable, inventories, prepaid expenses and other receivables and to reduce accrued expenses and warranty; offset by cash provided by increases in trade accounts payable and deferred revenue. Net cash used in operating activities for 2005 resulted from our net loss of $(35.1) million less non-cash charges of $16.6 million (including non-cash compensation expense of $7.1 million, IPRD charge of $6.3 million and $2.8 million in deprecation and amortization), offset by an increased investment in working capital of $1.7 million. The change in working capital items included cash used for increases in inventories, prepaid expenses and other receivables (primarily the amount due from one of our contract assemblers for our consigned inventory lost in a fire at one of its plants) and to reduce trade accounts payable; offset by cash provided by reductions in restricted cash and trade accounts receivable.

Cash used in investing activities for the year ended December 31, 2006 was $5.5 million compared to $10.5 million for the year ended December 31, 2005. In 2006, we expended $2.3 million of net cash related to the acquisition of intangible assets from Global, and $3.1 million for capital expenditures, primarily related to tooling for the new residential product line. In 2005, we expended $7.3 million of net cash for the acquisition of technology assets from Global and $3.1 million for capital expenditures, primarily related to our new operations center in Dallas. We anticipate capital expenditures of approximately $1.5 million during 2007. We anticipate funding these expenditures from working capital.

Cash provided by financing activities for the year ended December 31, 2006 was $2.2 million compared to $57.8 million for the year ended December 31, 2005. In 2006, we received $2.2 million in proceeds from the exercise of options and warrants. In 2005, we received net proceeds of $54.8 million from a public offering of 2,925,000 shares of our common stock and $3.1 million in proceeds from the exercise of options and warrants.

At December 31, 2006 we had cash and cash equivalents of $19.7 million and working capital of $25.7 million as compared to cash and cash equivalents of $40.1 million and working capital of $43.7 million at December 31, 2005.

Contractual Cash Obligations

As of December 31, 2006, our future contractual cash obligations are as follows (in thousands):

	Payments Due By Period
	Total	2007	2008	2009	2010	2011	Thereafter
Installment Payments for Covenants Not-to-Compete	$2,665	$1,335	$1,330	$—	$—	$—	$—
Installment Payments for Contingent Consideration Due Under Asset Purchase Agreement*	5,333	2,668	2,665	—	—	—
Operating Leases	5,119	1,194	1,130	956	613	613	613
Total	$13,117	$5,197	$5,125	$956	$613	$613	$613

*	62% of this obligation is to be settled by issuance of common stock

We believe that existing working capital and together with availability under our credit facility with Bank of America will provide sufficient cash flow to meet our contractual obligations and provide cash for operations. We intend to seek financing for any amounts that we are unable to pay from operating cash flows. Financing alternatives are routinely evaluated to determine their practicality and availability in order to provide us with additional funding at the least possible cost.

We believe that our existing cash, credit availability and anticipated future cash flows from operations will be sufficient to fund our working capital and capital investment requirements for the next twelve months and a reasonable period of time thereafter.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. The interpretation would require us to review all tax positions accounted for in accordance with SFAS No. 109 and apply a more-likely-than-not recognition threshold. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Subsequent recognition, de-recognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. FIN 48 is effective for fiscal years beginning after December 15, 2006. Adoption of this statement will not have a material effect on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements; however, this statement does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. This Statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and establishes a fair value hierarchy that distinguishes between (1) market participant assumptions based on market data and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. This Statement clarifies that market participant assumptions include assumptions about risk and assumptions about the effect of a restriction on the sale or use of an asset and clarifies that a fair value measurement for a liability reflects its nonperformance risk. This Statement expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of this statement to have a material effect on our financial position or results of operations.

In September 2006, the Securities and Exchange Commission (the “SEC”) issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The primary concepts set forth in SAB No. 108 are as follows: (a) registrants should quantify errors using both the “rollover” approach (current year statement of operations effect) and “iron curtain” approach (year end balance sheet effect) and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material; (b) if correcting an item in the current year materially affects the current year but the item was not material in any prior years, the prior year financial statements should be corrected, even though such revision previously was and continues to be immaterial to the prior year financial statements; however, in this circumstance, the correction can be made the next time the prior year financial statements are filed; (c) for purposes of evaluating materiality under the “iron curtain” approach, all uncorrected errors on the balance sheet are presumed to be reversed into the statement of operations in the current period even though some or all of the uncorrected difference may relate to periods prior to the latest statement of operations presented and, therefore, would only impact opening accumulated earnings (deficit) or if the amount of the uncorrected difference(s) is determined to be material to the current period statement of operations, then such amount would be deemed material and would have to be corrected for in the manner set forth above. SAB No. 108 provides for the following transition guidance in the initial period of adoption: (a) restatement of prior years is not required if the registrant properly applied its previous approach, either “rollover” or “iron curtain” approach, so long as all relevant qualitative factors were considered; (b) the SEC Staff will not object if a registrant records a one-time cumulative effect adjustment to correct errors existing in prior years that previously had been considered immaterial, quantitatively and qualitatively, based on the appropriate use of the registrant’s previous approach; (c) if prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings (deficit) as of the beginning of the fiscal year of adoption (e.g. January 1, 2006). SAB No. 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. The adoption of SAB No. 108 did not have a material effect on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of which is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Eligible items for the measurement option include all recognized financial assets and liabilities except: investments in subsidiaries, interests in variable interest entities, employers’ and plans’ obligations for pension benefits, assets and liabilities recognized under leases, deposit liabilities, financial instruments that are a component of shareholder’s equity. Also included are firm commitments that involve only financial instruments, nonfinancial insurance contracts and warranties and host financial instruments. The statement permits all entities to choose at specified election dates, after which the entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings, at each subsequent reporting date. The fair value option may be applied instrument by instrument; however, the election is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of this statement to have a material effect on our financial position or results of operations.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

On March 2, 2007, we announced that we had received a letter from the Securities and Exchange Commission regarding an informal inquiry of the Company’s stock option grants from January 1, 1997 through the present. In reaction to this inquiry and to respond to the SEC’s information requests, the Company’s management, under the oversight of the Audit Committee of the Board of Directors, began to conduct a comprehensive review of the Company’s stock option grants and practices. The Company engaged an investigative team consisting of outside legal counsel experienced in these matters, as well as outside forensic accounting experts who were engaged by our outside legal counsel.

Results of the Review

The Company has completed the investigation and analysis of its option grants and processes. The Audit Committee accepted factual findings and recommendations of the Investigative Team and made certain additional findings and recommendations. These findings and recommendations were then presented to our Board of Directors which has accepted the findings and directed that the recommendations be implemented. As a result of the findings, management identified a deficiency in internal controls related to the issuance of share-based awards. The key findings of the Investigative Team and the Audit Committee are summarized below.

Key Findings Related to Post-Change of Control Period (Current Management)

The Audit Committee does not believe that the evidence reviewed establishes intentional misconduct on the part of any current member of senior management or director, and the Audit Committee retains confidence in the integrity of these individuals. The Audit Committee believes that it received the full cooperation of the Company’s current senior management and directors. The Audit Committee recognized in its findings the absence of administrative infrastructure that prevailed at the time of the October 28, 2003 change of control. Nonetheless, the Audit Committee found that the Company’s and management’s administration of its stock option program was marked by errors, poor administrative practice and a failure to understand or properly apply applicable accounting principles. The Company is reporting that the current Chief Financial Officer has determined to leave that position and will be transitioned to another role at the Company by year-end 2007.

The Audit Committee accepted the Investigative Team’s recommendation to revise measurement dates for certain stock options, resulting in those options effectively having been granted “in-the-money” and the Company having not disclosed or accounted for the grants as such and having understated reported compensation expense in financial statements and related periodic reports for the fiscal periods covering the last calendar quarter of 2003 through the end of calendar year 2005 (when the Company ceased granting stock options). Of senior management, only one executive officer, three other non-executive officers and no directors exercised stock options granted during the Post-Change of Control Period.

The Audit Committee found that the governance practices at the Company should be strengthened. The Audit Committee has recommended a lead director should be designated (i) to promote the continuing improvement of the Company’s governance practices, (ii) to spearhead an assessment of the optimum composition of the Board and its committees from a governance standpoint, and (iii) to institute a review to assure that the professional advice provided to management and the Board in compensation and governance matters is fully adequate. The Investigative Team also made a number of recommendations for improvements in procedures and administration of equity grants generally and stock options, should the Company grant them again in the future, as well as recommendations regarding corporate governance and internal controls. These recommendations were accepted by the Audit Committee and the Board of Directors has directed that they be implemented.

Key Findings Related to Pre-Change of Control Period (Prior Management)

The Audit Committee accepted the Investigative Team’s factual findings with respect to the Pre-Change of Control Period. These findings include the following:

•
There is evidence that certain former members of management and of the Board of Directors at the time determined grant dates and exercise prices in hindsight for certain stock option grants by (i) apparently selecting grant dates in hindsight to obtain more favorable exercise prices within a particular range of dates; and (ii) apparently re-pricing certain grants in hindsight based, in some cases, on the lowest closing market price within a particular range of dates to attain lower exercise prices.

•	There is evidence that certain employees and one director were granted stock options prior to their start dates or election to the Board.

•	Stock option terms were modified subsequent to certain grant dates.

•	The Company’s stock option grant practices did not comply consistently with the Company’s applicable stock option plan.

•
Board actions by written consents of all directors in lieu of a meeting (“unanimous written consents” or “UWCs”) were prepared, approved and executed significantly after the date indicated on the documents.

•	Documentation for many grant events is incomplete or missing from the Company’s records.

•
The documentary evidence suggests that certain members of management and the former Board, serving at various tenures, were involved or may have been aware of the retrospective selection of certain grant dates and/or modifications to stock option amounts subsequent to the recorded grant date. It is unclear whether these individuals were aware of the accounting implications or accounting treatment of the stock option grants at issue. In addition, based on the foregoing, the Audit Committee found that the review suggested that the one current director of the Company who at various times was on the Company’s Board during the Pre-Change of Control Period may have been aware of the retrospective selection of grant dates and modifications of grant terms with respect to grants he received during that period, but the Committee does not believe he understood the accounting consequences of those actions. The Audit Committee therefore concluded that the evidence did not establish that the director engaged in intentional misconduct.

•
The Company understated its reported compensation expense for the Pre-Change of Control Period because of the improper measurement dates selected for certain options, and the Company granted “in the money” options without disclosing or accounting for them as such.

Restatement of Financial Statements

As a result of the findings of the review, we have concluded, and the Audit Committee of the Board of Directors agrees, that the measurement dates that the Company used for financial accounting purposes and pro forma disclosure purposes for various stock option awards made since the Company’s 1994 initial public offering differ from the measurement dates that should have been used under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for those grants. Revision of the measurement dates required a restatement of our previously issued financial statements.

In June 2007, the Company announced its preliminary conclusion, based on the results of the review to that point, that the measurement dates for financial accounting purposes differed from the recorded grant dates for certain stock option grants, with the result that the Company would be required to recognize additional non-cash charges for share-based compensation in amounts that would be material with respect to certain fiscal periods. The Company also advised that its previously issued financial statements should no longer be relied upon.

Following the conclusion of the review, and with the concurrence of management and the Audit Committee, the Company determined that it should have recognized approximately $21.0 million of pre-tax share-based compensation expense during the 13-year period from its 1994 initial public offering that was not accounted for in the Company’s previously issued financial statements. Therefore, the Company is restating financial information in this report for each of the fiscal years ended December 31, 2005 and 2004 and related disclosures and including the restatement of selected financial data as of and for the years ended December 31, 2005, 2004, 2003 and 2002, which are included in Item 6, “Selected Financial Data”, and the unaudited quarterly financial data for each of the quarters in the years ended December 31, 2006 and 2005.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2006.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over the company’s financial reporting. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further because of changes in conditions, the effectiveness of internal control may vary over time. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company assessed the effectiveness of its internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment using those criteria, management identified a material weakness in the design and operation of the Company’s internal controls over share-based compensation as of December 31, 2006. At December 31, 2006, TurboChef Technologies, Inc. lacked effective procedures to properly account for stock based compensation arrangements and did not identify as of that date the material accounting errors in its financial statements resulting from its stock option grants that were later discovered and which have now been corrected in connection with the restatement of TurboChef Technologies, Inc.’s fiscal 1994 through 2005 consolidated financial statements. Additionally, TurboChef Technologies, Inc. recorded a material adjustment to its consolidated balance sheet as of December 31, 2006 as a result of these errors. The principal accounts affected by this material weakness as of December 31, 2006 were additional paid-in capital and accumulated deficit.

As a result of the above material weakness, the Company concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is not effective.

TurboChef Technologies, Inc.’s independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued its report on the Company’s internal control over financial reporting as of December 31, 2006. This report appears on page F-3 of this Annual Report on Form 10-K.

Change in Internal Control over Financial Reporting

In order to further enhance our internal controls, management recommended the following enhancements to our equity compensation granting policies and procedures to the Compensation Committee of the Board of Directors, all of which were approved and implemented by us in the first quarter of 2007:

•	The adoption of a policy requiring that all equity awards to executive officers and other employees be granted and priced according to a pre-determined, fixed schedule each year;

•	Revisions and clarifications of the parameters of the Compensation Committee’s delegation of authority to our Chairman and Chief Executive Officer to make equity awards;

•	Establishment of improved processes and procedures for the documentation of corporate actions approving the grant of stock options, including the use of unanimous written consents; and

•	Improvements to our processes and procedures with respect to the timing of recording and processing equity awards.

Item 9B. Other Information

None.

Part III

Item 10. Directors and Executive Officers of the Registrant

The directors and executive officers of TurboChef are as follows:

Name	Age	Position
Richard E. Perlman	61	Chairman of the Board of Directors
James K. Price	49	President, Chief Executive Officer and Director
James A. Cochran	60	Senior Vice President and Chief Financial Officer
Paul P. Lehr	60	Vice President and Chief Operating Officer
Joseph T. McGrain	60	Vice President and President, Residential Oven Division
Stephen J. Beshara	46	Vice President and Chief Branding Officer
William A. Shutzer	60	Director

Name	Age	Position
Raymond H. Welsh	75	Director
J. Thomas Presby	67	Director
Sir Anthony Jolliffe	69	Director
James W. DeYoung	64	Director

Richard E. Perlman has been Chairman of the Board since October 2003. He was formerly chairman of PracticeWorks, Inc. from March 2001 until its acquisition by The Eastman Kodak Company in October 2003. Mr. Perlman served as chairman and treasurer of AMICAS, Inc. (formerly VitalWorks Inc.) from January 1998 and as a director from March 1997 to March 2001, when he resigned from all positions with that company upon completion of the spin-off of PracticeWorks, Inc. from VitalWorks. From December 1997 until October 1998, Mr. Perlman also served as VitalWorks’ chief financial officer. Mr. Perlman is the founder of Compass Partners, L.L.C., a merchant banking and financial advisory firm specializing in corporate restructuring and middle market companies, and has served as its president since its inception in May 1995. From 1991 to 1995, Mr. Perlman was executive vice president of Matthew Stuart & Co., Inc., an investment banking firm. Mr. Perlman is currently a director of Alloy Inc., a media and marketing services company. Mr. Perlman received a B.S. in Economics from the Wharton School of the University of Pennsylvania and a Masters in Business Administration from the Columbia University Graduate School of Business.

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

Stephen J. Beshara joined TurboChef in November 2003 as a Vice President and its Chief Branding Officer. He was formerly the founder and President of Vista, Inc., an Atlanta-based brand consultancy helping senior leadership teams of companies such as The Coca-Cola Company, UPS and IBM. Mr. Beshara served as Managing Partner at EAI, Inc. from 1995-1997. He studied at the University of Georgia majoring in design and advertising, with continuing studies abroad in Cortona, Italy. He also studied at Harvard Business School Executive Education Program and the AIGA Design Perspectives Conference. Mr. Beshara speaks at the Gouzieta Business School at Emory University on the subject of brand communications.

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

Raymond H. Welsh has been a director of TurboChef since October 2003. Since January 1995, Mr. Welsh has been a senior vice president of UBS Financial Services, Inc. From January 1970 to June 1986, Mr. Welsh was a Managing Director of Kidder, Peabody & Co., Inc., serving on the firm’s executive committee and Board of Directors.  From June 1986 to June 1990, Mr. Welsh served as National Marketing Director for Kidder, Peabody & Co., Inc.  During the period of July 1990 to December 1995, he served as a Senior Vice President in sales with Kidder, Peabody & Co., Inc. From March 2001 to October 2003 he was a director of PracticeWorks, Inc. Mr. Welsh is a Trustee of the University of Pennsylvania and PennMedicine. He serves as a Trustee of Episcopal Community Services and is involved with serving not-for-profit organizations in the Philadelphia, PA area. Mr. Welsh received a B.S. in Economics from the Wharton School of the University of Pennsylvania.

J. Thomas Presby became a director of TurboChef in December 2003. In June 2002 he retired as a partner with Deloitte Touche Tohmatsu, an international accounting and consulting firm. Over a period of 30 years, Mr. Presby held many positions with Deloitte in the United States and abroad, including deputy chairman and chief operating officer from 1995 until his retirement. Mr. Presby also served as the chief executive officer of Deloitte & Touche in Europe and Central Europe between 1990 and 1995. During the 1980s, Mr. Presby launched and served as the managing partner of the Financial Services Center, an industry-focused practice unit of the firm. Mr. Presby currently serves as a director of Tiffany & Co., INVESCO PLC, American Eagle Outfitters Inc., First Solar, Inc. and World Fuel Services Corporation. Mr. Presby received a B.S. in Electrical Engineering from Rutgers University, and an M.S. in Industrial Administration from the Carnegie Mellon University Graduate School of Business. He is a Certified Public Accountant in New York and Ohio.

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

Audit Committee Financial Expert

We have a standing audit committee of our Board of Directors established in accordance with section 3(a)(58)(A) of the Securities Exchange Act. The following directors, all of whom are independent, comprise our audit committee: Messrs. Presby, Shutzer and Welsh. The audit committee reviews, acts on and reports to our board of directors on various auditing and accounting matters, including the election of our independent registered public accounting firm (“accounting firm”), the scope of our annual audits, fees to be paid to our accounting firm, the performance of our accounting firm and our accounting practices and internal controls. The Board of Directors has determined that J. Thomas Presby, chairman of the Audit Committee, is an audit committee financial expert and is an independent member of the Board.

Directors serve until the next Annual Meeting of Stockholders or their resignation. Officers serve the Company at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

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

Based solely upon a review of the copies of such forms furnished to the Company, the Company believes that during the fiscal year ended December 31, 2006, no filings applicable to its executive officers, directors and ten percent stockholders were late, except one filing of a Form 4 reporting the exercise of stock options and the sale of the underlying shares by Paul Lehr was one day late.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

We seek to provide a compensation package for executives reasonably sufficient to attract and hold talented, experienced, energetic, and entrepreneurial-minded individuals for key management positions with our Company. We balance offering a competitive level of compensation for the executive marketplace with common sense affordability for a Company of our size, revenues, market position and growth opportunities. Management strives to hire and maintain an executive workforce with individuals having the abilities and capacities to manage the Company today as well as carry it through significant growth tomorrow and beyond. We also want to align our managers with the interests of our stockholders, so we follow a compensation strategy that includes a meaningful equity component for future value. Accordingly, our philosophy is to provide reasonably competitive salaries and potential cash bonuses with growth potential through equity incentives. The Company is not tied to a specific ratio of amounts among the three main components of executive compensation.

While executive compensation structures and changes are typically initiated by senior management, we have an active Compensation Committee of our Board of Directors that reviews salary, bonus and equity incentive proposals prior to implementation. Committee approval is sought in advance for any significant executive compensation decisions. In furtherance of its compensation philosophies, the Compensation Committee in March 2007 adopted a new incentive-based compensation plan for the 2007 fiscal year. The 2007 Incentive-Based Compensation Plan (the “2007 Compensation Plan”) is described in this report.

Executive Salaries

Executive base salaries are recommended by our Chairman and Chief Executive Officer and are subject to review and approval by the members of our Compensation Committee. All current executive officers are parties to executive employment agreements with the Company. These agreements set forth the initial base pay and benefits and typically address possible cash bonuses and equity compensation. The Compensation Committee has approved the existing agreements, and committee approval would be sought for any new agreements and renewals.

In recommending cash compensation levels for executives, senior management considers the qualifications of the executive, the current needs and expected future needs of the Company, the competitive opportunities for individuals with similar executive skill sets and experience and the expected fiscal budget. We also look at compensation information as available for other companies in our industry or other companies that afford reasonable comparison for compensation purposes.

Salaries for executive officers whose compensation is covered in this report, other than Mr. McGrain, were initially set and reflected in written executive employment agreements between the individuals and the Company that were entered into in connection with the change of control in 2003 and the engagement of these individuals to lead the Company forward. An agreement with Mr. McGrain was negotiated at the time of his hiring in the spring of 2005. The agreements are subject to annual renewal at the end of their initial terms if the executive or the Company does not notify the other of an intention not to renew at least six months prior to the end of the current term. All of these agreements are currently in a renewal term.

The employment agreements for Messrs. Perlman, Price and Cochran provide for an initial annual base salary amount subject to an annual adjustment for changes in the Consumer Price Index. The annual base salaries currently in effect are $398,146 for each of Messrs. Perlman and Price and $265,067 for Mr. Cochran. No base salary adjustments have occurred with these executives except as provided in their agreements, and no other executives currently have any agreement with a formulaic salary adjustment feature.

Mr. Lehr’s executive employment agreement set his initial base salary, but his compensation is subject to discretionary adjustment. His base salary has increased since the agreement was originally negotiated, and it currently is $300,000 per year.

The Company and Joseph T. McGrain entered into an employment agreement effective April 25, 2005, which provides for annual base salary of $200,000, reflecting the base compensation level of similarly-situated officers in the Company at the time.

Equity Incentives

With the change of control in October 2003, the Company adopted a new equity incentive plan for employees, including executive officers. Until 2006, stock options were the only equity incentives awarded under the Company’s 2003 Stock Incentive Plan. The Compensation Committee of the Board of Directors is designated as the administrator of the 2003 Stock Incentive Plan. The Chairman and the Chief Executive Officer in April 2004 were granted written authority under the Plan to approve stock option awards to employees on a quarterly basis, other than executive officers and Section 16 insiders, in an aggregate amount of up to 25,000 shares per quarter. That authority has been extended to other types of awards under that Plan, including restricted stock units. The Company views equity incentives as having value for aligning one aspect of executive compensation with stockholders’ interests. In addition, vesting of equity incentives over a continued period of employment can assist in the Company’s efforts to retain qualified executive personnel. The amount of an equity award given to an executive officer normally is proposed by senior management to the Compensation Committee for its consideration and approval. In its adoption of the 2007 Compensation Plan, the Compensation Committee considered and approved certain equity incentives for named executives for 2007.

In connection with the change of control in October 2003, the Company made an initial grant of stock options to all employees who the new management desired to remain with the Company, including the new executive officers. The options were intended to vest over three years of continued employment incrementally, for executive officers on a quarterly basis from the grant date.

Executive officers were granted their initial stock options effective on or near their effective employment dates. The Chairman and CEO have received no further stock option grants. Mr. Lehr received an additional grant of options in 2004 in connection with the closing of an acquisition and the assignment of increased responsibilities. The amount of shares was set to bring his aggregate option grants to the amount awarded to other executives at his new level of authority. He also received an award of stock options in connection with the approval of options by the entire Board of Directors intended as a performance related grant to a broad group of managers in May 2005.

Effective December 31, 2005, the Company accelerated the vesting of all outstanding stock options held by employees, including executive officers, in connection with the changes going into effect for accounting for stock options. The Company entered into agreements with option holders under which the optionees agreed not to sell any shares they purchase pursuant to the exercise of options before the optionee otherwise would have been able to sell such shares under the original vesting schedules. No further grants of stock options have occurred under the Plan since 2005 or are contemplated for recommendation by management.

The Company’s 2003 Stock Incentive Plan permits the award of restricted stock units, among other equity-based incentives. The Company believes the use of restricted stock units has advantages over the award of stock options, and such use is now a part of its compensation and incentive program for executives and other employees, including under the 2007 Compensation Plan.

While equity incentives are viewed by the Company as longer term, forward-looking, forms of compensation, the recommendation by senior management to award equity incentives, other than in connection with the hiring of a new executive, generally is based on past performance of the executive, on the needs of the Company to retain that executive and the expected contribution from that executive to Company value going forward.

Cash Bonus Incentives

The payment of bonuses to executives, other than contractual bonuses, is discretionary with the Compensation Committee. Annual bonuses have been paid to executives twice since the October 2003 change of control as part of a broader Company bonus payment to employees. The Compensation Committee considers the recommendation of bonuses by name and amount from the Company’s management based upon the Company’s financial performance and other business milestones achieved in the previous year. The amount of a discretionary bonus for an executive is measured against individual and business segment performance relative to an approved bonus pool. The employment agreements for Messrs. Perlman and Price provide for a contractual bonus of 2% of pre-tax profits for a year. Such bonuses have been earned once, and for that year the executives waived part of the contractual amount earned. In connection with the payment of bonuses to a broad group of managers for 2006, because of significant progress shown in many of the Company’s operations, the Compensation Committee awarded a discretionary bonus to each of the Chairman and Chief Executive Officer. The amount was determined by the committee based upon a relative measure of performance and results reflected in the bonus levels for other officers proposed by senior management and approved by the committee.

The possible earning of a cash bonus is seen by the Company as an incentive aspect to executive compensation. Historically, the payment of cash bonuses has been tied to a broad accomplishment of financial or operational results by the Company and not to the achievement of a tailored performance goal by a particular individual executive officer. In its adoption of the 2007 Compensation Plan, the Compensation Committee has tied possible cash bonuses for certain named executives to identified performance targets, yet reserving discretionary awards by the Compensation Committee under that plan under certain circumstances.

Perquisites

Other payments or benefits in the form of perquisites are not a significant component of executive annual compensation. Mr. Perlman’s executive employment contract provides for an automobile and housing allowance. Mr. Price’s executive employment contract provides for an automobile allowance. One other executive officer received a housing allowance for a period of time on a discretionary basis. Executives enjoy the same insurance coverages as other employees, except the Company pays for additional life insurance (two times annual salary up to $200,000) for certain key employees, which includes the executive officers. Executive employment agreements and the Company’s general policies applicable to all employees govern paid vacation and other time off. The Board of Directors or the Compensation Committee has approved the executive employment agreements.

The Compensation Committee through the executive employment agreements has approved certain other benefits designed to help retain qualified executive personnel through uncertain operational periods and the entire period of a change of control transaction. Under their employment agreements, the executive officers are entitled to receive severance pay under certain conditions of termination of employment. Messrs. Perlman, Price and Cochran will receive cash equal to three times their total annual compensation (base salary, bonus and benefits) as severance. The other executive officers under their agreements will receive one-half of the annual base salary as severance. The executive employment agreements also provide for an additional, tax gross-up payment to be made by the Company to the executive in the event that, upon a change in control, any payments made to the executive are subject to an excise tax under Section 4999 of the Internal Revenue Code.

Role of Management and Compensation Committee

Individual plans for compensating executive officers as well as broader compensation plans that would include executive officers are proposed by senior management and reviewed and considered for approval by the Compensation Committee. The Compensation Committee also reviews existing executive agreements for consideration of renewal. The Compensation Committee considers competitive trends in executive management compensation of which it becomes aware in the marketplace, the financial position of the Company and its projected budgets, and progress management personnel have made or are making toward expected goals.

The Compensation Committee has adopted in principal a policy for the formal consideration of management’s proposals for annual incentive awards and bonuses for executives and other employees. Annual grants of equity incentive awards will be considered by the Compensation Committee only at the first regularly scheduled meeting of the Board of Directors each year. Management’s proposals are expected to be presented to the Committee prior to the meeting and with full detail. The Committee will favor proposals for incentive compensation to be performance based, with a portion based on defined metrics and the balance on qualitative aspects of performance. Management’s proposal also must specify any annual cash bonuses proposed with specific targets and allocations. Annual awards of equity incentives would be expected to include a vesting feature providing for vesting annually over at least a three-year period. The Compensation Committee received a proposal, considered and adopted the 2007 Compensation Plan consistent with this policy.

2007 Incentive-Based Compensation Plan

On March 29, 2007, the Compensation Committee approved a 2007 Incentive-Based Compensation Plan (the “2007 Compensation Plan”). The named executive officers, as well as all managers and key employees of the Company, are participants in the 2007 Compensation Plan. The 2007 Compensation Plan provides for retention grants to participants of a total of 545,000 restricted stock units (“RSUs”), payable by issuance of one share of the Company’s common stock for each unit upon vesting. The RSUs vest one fifth each year, beginning March 10, 2008, so long as the participant is employed by the Company on the vesting date. Vesting of the RSUs will accelerate upon a change of control or sale of the Company. Under the 2007 Compensation Plan, Messrs. Perlman (Chairman) and Price (CEO) each were awarded 58,000 RSUs, Messrs. Lehr (Chief Operating Officer) and Beshara (Chief Marketing Officer) were awarded 66,000 RSUs, Mr. Cochran (Chief Financial Officer) was awarded 20,000 RSUs and Mr. McGrain (President, Residential Division) was awarded 12,000 RSUs.

The 2007 Compensation Plan provides for a performance-based annual cash bonus for participants. Cash bonuses may be earned if the Company reaches certain financial results or meets certain financial targets for 2007 for the participants’ business segment or function as set forth in the plan, or for certain participants a blend of targeted financial results for business segments and functions and the Company as a whole. Targets for the commercial business include EBITDA and revenue numbers for the year. Targets for the residential business and the residential marketing function are based on EBITDA.

Under the 2007 Compensation Plan, Messrs. Perlman and Price each could receive cash bonuses of up to $75,000 and Mr. Cochran could receive a cash bonus of up to $30,000 if the Company attains certain financial results blended across the Company’s business targets and as a whole. Mr. Lehr could receive a cash bonus of up to $50,000 if the Company’s commercial business attains certain financial results. Because these bonuses were based on revenue and EBITDA targets that reflected carefully considered projections for 2007, the Company believes it is reasonably likely that these targets will be met and the bonuses earned. Under the 2007 Compensation Plan, the Compensation Committee may reconsider bonuses and consider for approval an alternative management proposal for bonuses for commercial and corporate employees if the commercial business and Company as a whole fall short of budgeted targets, but only if the proposal is based upon the actual financial results compared to the targets and other qualitative and quantitative factors that the Committee believes reasonably support approval.

Mr. McGrain and Mr. Beshara could receive cash bonuses under the 2007 Compensation Plan of up to $30,000 and $50,000, respectively, upon approval by the Compensation Committee. The Compensation Committee will consider for approval management’s proposal for such bonuses under a subjective analysis of qualitative and quantitative measures, taking into account the targets for the residential business and residential marketing efforts set forth in the plan. The subjective nature of this bonus structure precludes a meaningful assessment of the likelihood of these bonuses being earned.

The 2007 Compensation Plan further provides for an additional annual bonus if financial targets or budgeted results are exceeded by fixed percentages of targeted amounts, for commercial and corporate employees, including Messrs. Perlman, Price, Cochran and Lehr. An additional annual bonus for residential business and marketing employees, including Messrs. McGrain and Beshara, for exceeding targets would be determined by the Compensation Committee considering a proposal from management based upon actual results exceeding the targets and other qualitative and quantitative factors that the committee believes reasonably supports approval. The plan provides for a cap on the amount of the additional bonuses. The additional bonuses are payable in cash, stock or immediately exercisable stock equivalents, at the Company’s option.

Summary Compensation

The following table summarizes compensation awarded to, earned by or paid to the Company’s principal executive officer, its principal financial officer and its three other most highly compensated executive officers serving as such at the end of 2006 (collectively, the “Named Executive Officers”) for services rendered to the Company during the last fiscal year.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	All Other Compensation	Total
Richard E. Perlman	2006	$393,608	$75,000	$35,862(1)	$504,470
Chairman
James K. Price	2006	$393,608	$75,000	$23,130(2)	$491,738
Chief Executive Officer
James A. Cochran	2006	$262,046	$25,000	$17,739(3)	$304,785
Chief Financial Officer
Paul P. Lehr	2006	$200,000	$50,000	$19,682(4)	$269,682
Chief Operating Officer
Joseph t. McGrain	2006	$200,000	$25,000	—	$225,000
President, Residential Oven Division

(1)	Includes $16,130 paid in 2006 for contractual salary increases earned but not paid in 2004 and 2005 and amounts for automobile allowance, life and disability insurance premiums and credit card fees.

(2)	Includes $16,130 paid in 2006 for contractual salary increases earned but not paid in 2004 and 2005.

(3)	Includes $10,739 paid in 2006 for contractual salary increases earned but not paid in 2004 and 2005.

(4)	Includes amounts for living expenses, life and disability insurance premiums and credit card fees.

Salary for the executive officers named above is paid pursuant to written executive employment agreements which are described below. The base salaries for Messrs. Perlman, Price and Cochran under their employment agreements are subject to adjustment on the first day of the month following the anniversary of the contracts, October 29, directly proportional to the percent change in the Consumer Price Index for All Urban Consumers (CPI-U) for the U.S. City Average for All Items, 1982-84=100, comparing the CPI for October for the current year against the CPI for October 2003. The Company failed to increase these salaries as required on November 1, 2004 and 2005. In 2006, the Company corrected the base salaries, as required, and paid these executives the amounts they should have received in salary from the previous adjustment periods, without interest. The “catch-up” payments are recorded in the table above under “All Other Compensation.” Messrs. Perlman and Price under their employment agreements had the right to be paid bonuses for 2004 in the amount of 2% of pre-tax profit that year. Both executives waived part of their contractual bonuses, accepting a bonus of 1.725% of pre-tax profit. Bonuses paid to Messrs. Perlman and Price for 2006 were discretionary bonuses awarded by the Compensation Committee.

During 2006, the Company did not grant an award under any compensation, incentive or other equity- or non-equity-based plan to an executive officer named above.

Executive Agreements

TurboChef entered into an employment agreement with each of Richard E. Perlman, James K. Price and James A. Cochran effective on October 29, 2003 on substantially the terms described below. The agreements had initial terms of three years and automatically renew for additional one-year periods at the end of each renewal period unless notice of non-renewal is given at least six months in advance. Each agreement is currently in a renewal term. The employment agreements for Messrs. Perlman and Price provided for an initial annual base salary of $365,000 with a bonus of 2% of pre-tax profit (but limited to 100% of base salary). The employment agreement for Mr. Cochran provided for an initial annual base salary of $243,000 with a discretionary bonus based upon performance and achievement of key Company objectives. The base salary in each case is subject to an annual adjustment for changes in the Consumer Price Index. The agreements also provide for a severance payment equal to three times the executive’s then current total annual compensation (base salary, bonus and benefits) upon the termination of the executive’s employment by TurboChef without cause or by the executive for good reason or in the event of a change in control. The employment agreements entitle the executive to participate in our employee benefit programs and provide for other customary benefits. In addition, the employment agreements provided for the grant of stock options on the first day of the executive’s employment. The employment agreements provide for 100% vesting of all outstanding stock options upon a change in control. The employment agreements also provide for an additional, tax gross-up payment to be made by the Company to the executive in the event that, upon a change in control, any payments made to the executive are subject to an excise tax under Section 4999 of the Internal Revenue Code. Finally, the employment agreements prohibit the executive from engaging in certain activities which compete with the Company, recruiting its employees or disclosing any of its trade secrets or otherwise confidential information.

TurboChef and Paul P. Lehr entered into an employment agreement for two years, effective October 29, 2003, which automatically renews for an additional year at the end of the initial term and at the end of each renewal year unless notice of non-renewal is given at least six months in advance. The employment agreement provides for an annual base salary of $200,000 and severance compensation equal to one-half the annual base salary. Mr. Lehr is eligible for a discretionary bonus based upon performance and achievement of key Company objectives. The employment agreement provides for an additional, tax gross-up payment to be made by the Company to the executive in the event that, upon a change in control, any payments made to the executive are subject to an excise tax under Section 4999 of the Internal Revenue Code. Finally, the employment agreement prohibits the executive from engaging in certain activities which compete with the Company, recruiting its employees or disclosing any of its trade secrets or otherwise confidential information.

The Company and Joseph T. McGrain entered into an employment agreement for two years, beginning April 25, 2005, which automatically renews for an additional year at the end of the initial term and at the end of each renewal year unless notice of non-renewal is given at least six months in advance. The employment agreement provides for an annual base salary of $200,000 and severance compensation equal to one-half the annual base salary. Mr. McGrain is eligible for a discretionary bonus based upon performance and achievement of key Company objectives. The employment agreement provides for an additional, tax gross-up payment to be made by the Company to the executive in the event that, upon a change in control, any payments made to the executive are subject to an excise tax under Section 4999 of the Internal Revenue Code. Finally, the employment agreement prohibits the executive from engaging in certain activities which compete with the Company, recruiting its employees or disclosing any of its trade secrets or otherwise confidential information.

Effective December 31, 2005, the Company agreed to accelerate the vesting of all outstanding options, including those held by the executive officers, in exchange for the option holders’ agreement not to sell the underlying shares until such time as the options would have vested, if they had not been accelerated. All executive officers executed the lock-up agreement.

Outstanding Equity Awards at Fiscal Year-End

		Option Awards
Name	Number of Securities Underlying Unexercised Exercisable Options(1)	Option Exercise Price	Option Expiration Date
Richard E. Perlman, Chairman	416,633	$5.25	October 29, 2013
James K. Price, Chief Executive Officer	416,666	$5.25	October 29, 2013
James A. Cochran, Chief Financial Officer	133,333	$5.25	October 29, 2013
	15,000 (2)	10.35	May 3, 2015
Paul P. Lehr, Chief Operating Officer	4,666 (3)	$10.20	May 25, 2014
	40,000 (2)	10.35	May 3, 2015
Joseph T. McGrain, President, Residential Oven Division	133,333 (2)	$10.35	May 3, 2015

(1)
The Company accelerated the vesting of all outstanding stock options on December 31, 2005, so all options listed are fully vested. While the executive officer may exercise the options at any time, each has agreed not to sell the underlying shares until the date the shares would have vested but for the Company’s acceleration of vesting at the end of 2005. The shares underlying options that are still subject to the purchase-and-hold provision of the stock option modification agreements are indicated by footnote.

(2)	Shares are released from the purchase-and-hold provision described in footnote (1) in equal amounts every three months over a three-year period beginning May 3, 2005.

(3)	All shares were released from the purchase-and-hold provision described in footnote (1) on or before May 25, 2007.

Option Exercises

	Option Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise
Richard E. Perlman, Chairman	–0–	–0–

James K. Price, Chief Executive Officer	–0–	–0–

James A. Cochran, Chief Financial Officer	–0–	–0–

Paul P. Lehr, Chief Operating Officer	20,000	$107,000
	10,000	66,900
	10,000	40,200
	9,778	83,895
	12,000	52,320

Joseph T. McGrain, President, Residential Oven Division	–0–	–0–

Potential Payments Upon Termination or Change-in-Control

The employment agreements with all of the executive officers whose compensation is disclosed in this report provide for a number of possible benefits upon termination of the executive’s employment. If termination is a result of death or disability, then earned but unpaid salary, benefits and bonus are payable. In addition, however, the disabled executive or the estate of the deceased executive will have up to a year to exercise outstanding stock options. If the executive’s employment is terminated by the Company without cause or if the executive resigns for “good reason” (as defined to include, among other things, a material reduction in base salary, job functions, duties or responsibilities, and a relocation of the executive’s work site), then all outstanding stock options become fully vested and the Company must pay the executive in a lump sum three times his total annual compensation (including base salary, bonuses and benefits) for Messrs. Perlman, Price and Cochran, or one half of annual base salary for Messrs Lehr and McGrain, in effect either immediately before the termination or on the first day of the term of the agreement, whichever is greater. The agreements provide for payment to be made within five business days after termination. Upon a change of control, as defined in the agreements, all outstanding stock options and the right to sell the underlying shares become fully vested. In addition, the executive may, during the six-month period following the change of control, resign and receive payment within five days of the lump-sum severance amounts described above. The employment agreements also provide for an additional, tax gross-up payment to be made by the Company to the executive in the event that, upon termination without cause or for “good reason” or in connection with a change in control, any payments made to the executive are subject to an excise tax under Section 4999 of the Internal Revenue Code. Finally, the employment agreements prohibit the executive from engaging in certain activities which compete with the Company, seeks to recruit its employees or disclose any of its trade secrets or otherwise confidential information.

The following chart shows the effect of termination and change of control provisions for the named executive officers if the triggering event occurred on the last business day of 2006. The resulting amount payable is the same whether termination is by the Company without cause or by the executive for good reason at any time or termination is voluntary on the part of the executive within six months after a change of control. Because the Company accelerated the vesting of all outstanding stock options at the end of 2005, a triggering event at the end of 2006 would not cause any additional acceleration of vesting of options.

Name	Type of Severance Benefit	Amount Payable
Richard E. Perlman	Base Salary	$1,194,438
	Bonus	75,000
	Benefits	24,681
	IRC Sec. 4999 Gross Up	446,015
	Total value:	$1,740,134
James K. Price	Base Salary	$1,194,438
	Bonus	75,000
	Benefits	33,426
	IRC Sec. 4999 Gross Up	469,026
	Total value:	$1,771,890
James A. Cochran	Base Salary	$795,201
	Bonus	25,000
	Benefits	14,265
	IRC Sec. 4999 Gross Up	310,914
	Total value:	$1,145,380
Paul P. Lehr	Base Salary	$100,000
	IRC Sec. 4999 Gross Up	0
	Total value:	$100,000
Joseph T. McGrain	Base Salary	$100,000
	IRC Sec. 4999 Gross Up	0
	Total value:	$100,000

Compensation Committee Interlocks and Insider Participation

The Company has a compensation committee the members of which are Messrs. Shutzer, Welsh and DeYoung, all of whom are independent directors. Our compensation committee establishes salaries, incentives and other forms of compensation for officers and other employees. This committee also administers our incentive compensation and benefit plans.

No interlocking relationships currently exist, or have existed between our compensation committee and the board of directors or compensation committee of any other company.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based upon its review and discussions the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

William A. Shutzer
Raymond H. Welsh
James W. DeYoung

Director Compensation

In October 2006, the Board of Directors adopted a revised Director compensation plan. Members of the Board who are not TurboChef employees, or employees of any parent, subsidiary or affiliate of TurboChef, receive an annual retainer of $25,000 per year, payable one fourth each quarter in advance of service. Each non-employee Director also receives an annual grant of 5,000 restricted stock units, to vest 50% each anniversary following the grant. The chairman of each of the Audit and Compensation Committees receives 2,000 additional restricted stock units with the same vesting. Directors are reimbursed for their reasonable and necessary expenses for attending Board and Board committee meetings.

Name	Fees Paid in Cash	Restricted Stock Units Awards(1)	Other Compensation	Total
J. Thomas Presby(3)	$6,250	$7,484		$13,734
William A. Shutzer(4)	$6,250	$7,484		$13,734
Raymond H. Welsh(5)	$6,250	$5,345		$11,595
James W. DeYoung(6)	$6,250	$5,345	$39,938	$51,533
Sir Anthony Jolliffe(7)	$6,250	$5,345	$39,938	$51,533

(1)	The grant date fair value under SFAS 123R of the RSUs awarded was $12.83 per share on October 29, 2006.

(2)
Compensation was in the form of 4,580 restricted stock units each, awarded on May 2, 2006 for consulting services, vesting monthly over one year, with a delayed payout until May 2, 2009. The grant date fair value under SFAS 123R was $13.08 per share.

(3)	At year end, Mr. Presby held stock options on 68,332 shares, all of which were vested, and RSUs for 7,000 shares, none of which were vested.

(4)	At year end, Mr. Shutzer held stock options on 68,332 shares, all of which were vested, and RSUs for 7,000 shares, none of which were vested.

(5)	At year end, Mr. Welsh held stock options on 53,332 shares, all of which were vested, and RSUs for 5,000 shares, none of which were vested.

(6)	At year end, Mr. DeYoung held stock options on 61,665 shares, all of which were vested, and RSUs for 9,580 shares, 2,671 of which were vested but not payable until May 2, 2009.

(7)	At year end, Sir Anthony Jolliffe held stock options on 89,998 shares, all of which were vested, and RSUs for 9,580 shares, 2,671 of which were vested but not payable until May 2, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership

    Five Percent Owners

The following table sets forth information, as of September 1, 2007, as to shares of our capital stock held by persons known to us to be the beneficial owners of more than five percent of any class of our capital stock (other than officers and directors) based upon information publicly filed by such persons:

Title of Class	Name and Address of Beneficial Owner of Class	Amount of Beneficial Ownership		Percent of Class(1)
Common	OvenWorks, LLLP 655 Madison Avenue Suite 1500 New York, NY 10021	3,601,575	(2)	12.32%
Common	Jeffrey B. Bogatin 888 Park Avenue New York, NY 10021	1,479,164	(3)	5.06%
Common	Steven Shapiro 360 Madison Avenue 21st Floor New York, NY 10017	1,460,100	(4)	5.04%
Common	Ergates Capital Management, LLC 1525-B The Greens Way Jacksonville Beach, FL 32250	2,840,937	(5)	9.72%

Title of Class	Name and Address of Beneficial Owner of Class	Amount of Beneficial Ownership		Percent of Class(1)
Common	FMR Corp. 82 Devonshire Street Boston, MA 02109	4,292,573	(6)	14.68%
Common	Jack Silver SIAR Capital LLC 660 Madison Avenue New York, NY 10021	1,533,328	(7)	5.24%

(1)	Based upon 29,240,175 shares outstanding on September 1, 2007.

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

(3)	Based upon ownership reported in an amended Schedule 13D filed on December 21, 2006.

(4)
Based upon ownership reported in a Schedule 13G filed on March 16, 2007. The Schedule 13G was filed by Steven Shapiro as well as the following related entities filing as a group: Bluenose Capital Fund (QP), L.P., Bluenose Master Fund, Ltd., Intrepid Capital Advisors, LLC and Intrepid Fund Management, LLC.

(5)
Based upon ownership reported in an amended Schedule 13G filed on February 13, 2007. The amended Schedule 13G was filed by Ergates Capital Management, LLC as well as Jason S. Atkins and Ergon Capital, LP, which disclaims a “group” for these reporting purposes.

(6)	Based upon ownership reported in a Schedule 13G filed on January 10, 2007. The Schedule 13G was filed by FMR Corp. as well as Edward C. Johnson 3d, Chairman of FMR Corp.

(7)	Based upon ownership reported in a Schedule 13G filed on July 30, 2007.

Officers and Directors

The following table sets forth information concerning the shares of TurboChef Common Stock that are beneficially owned by the following individuals:

•	each of TurboChef’s directors;

•	each of TurboChef’s named executive officers; and

•	all of TurboChef’s directors and executive officers as a group.

Unless otherwise indicated, the listing is based on the number of TurboChef common shares held by such beneficial owners as of September 1, 2007. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

The number of shares shown as beneficially owned by each beneficial owner in the table below includes shares that can be acquired by that beneficial owner through stock option exercises or will be received through the vesting of restricted stock units on or prior to October 31, 2007. In calculating the percentage owned by each beneficial owner, the Company assumed that all stock options that are exercisable by that person on or prior to October 31, 2007 are exercised by that person and the underlying shares issued. The total number of shares outstanding used in calculating the percentage owned assumes no exercise of options held by other beneficial owners and no exchange of any preferred units of membership interest of Enersyst Development Center, L.L.C. Likewise, beneficial ownership of certain officers and directors is shown as if shares of common stock have been distributed by OvenWorks, LLLP to its partners.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Richard E. Perlman	5,204,935	(2)	17.6%
James K. Price	2,197,202	(3)	7.4%
J. Thomas Presby	192,072	(4)	*
William A. Shutzer	1,889,563	(5)	6.4%
Raymond H. Welsh	301,983	(6)	1.0%
Sir Anthony Jolliffe	147,369	(7)	*
James W. DeYoung	364,339	(8)	1.2%
James A. Cochran	310,287	(9)	1.1%
Paul P. Lehr	44,666	(10)	*
Joseph T. McGrain	133,333	(11)	*
Stephen J. Beshara	86,666	(12)	*
All current directors and executive officers as a group (10 persons)	9,385,089	(2)(13)	30.4%

*	Less than 1%

(1)
Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Percentages herein assume a base of 29,240,175 shares of common stock outstanding as of September 1, 2007.

(2)
Includes 416,633 shares of common stock issuable upon exercise of options and 3,601,575 shares of common stock (or 12.32%) currently owned by OvenWorks, LLLP, which is controlled by Mr. Perlman. Current directors and executive officers (or their affiliates) would have beneficial ownership of an aggregate of 2,081,130 shares of the Company’s common stock if OvenWorks distributed such shares to its partners.

(3)	Includes 416,666 shares of common stock issuable upon exercise of options and 593,809 shares of common stock currently owned by OvenWorks, LLLP.

(4)
Includes 68,333 shares of common stock issuable upon exercise of options, 3,500 shares of common stock issuable upon vesting of restricted stock units and 40,099 shares of common stock currently owned by OvenWorks, LLLP.

(5)
Includes 68,333 shares of common stock issuable upon exercise of options, 3,500 shares of common stock issuable upon vesting of restricted stock units and 606,213 shares of common stock currently owned by OvenWorks, LLLP.

(6)
Includes 53,333 shares of common stock issuable upon exercise of options, 2,500 shares of common stock issuable upon vesting of restricted stock units and 69,441 shares of common stock currently owned by OvenWorks, LLLP.

(7)
Includes 89,999 shares of common stock issuable upon exercise of options, 2,500 shares of common stock issuable upon vesting of restricted stock units and 18,299 shares of common stock currently owned by OvenWorks, LLLP.

(8)
Includes 61,666 shares of common stock issuable upon exercise of options, 2,500 shares of common stock issuable upon vesting of restricted stock units and 69,441 shares of common stock currently owned by OvenWorks, LLLP.

(9)	Includes 148,333 shares of common stock issuable upon exercise of options and 90,019 shares of common stock currently owned by OvenWorks, LLLP.

(10)	Shares issuable upon exercise of options.

(11)	Shares issuable upon exercise of options.

(12)	Shares issuable upon exercise of options.

(13)	Includes 1,587,956 shares issuable upon exercise of options and 3,601,575 shares of common stock currently owned by OvenWorks, LLLP.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth as of December 31, 2006, information about our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	3,221,162	$8.54	1,690,496
Equity compensation plans not approved by security holders	—	—	—
Total	3,221,162	$8.54	1,690,496

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Since the beginning of the Company’s last fiscal year, there has been no transaction or currently proposed transaction involving in excess of $120,000 with the Company in which any director or executive officer of the Company or immediate family member or five percent shareholder has a direct or indirect material interest. Any such transaction would be subject to review by the Board of Directors under the Company’s Guide for Business Conduct (or ethics code, a copy of which is available on the Company’s website), and the Company expects a director or executive officer contemplating such a transaction also would, if applicable, seek approval by a majority of disinterested directors under Section 144 of the Delaware General Corporation Law.

Independence of Members of the Board of Directors

Nasdaq Marketplace Rules require that a majority of the members of our Board of Directors be independent. Our Board of Directors has determined that all of the members of the Board who are not executive officers of the Company are independent, as that term is defined under Nasdaq’s Marketplace Rule 4200(a)(15). Therefore, Messrs. Presby, Shutzer, DeYoung, and Welsh and Sir Anthony Jolliffe, who comprise more than a majority of the seven-member Board, are independent under such rule. The independence standards of these rules also include independence requirements for committees of the Board of Directors. Our compensation, nominating and audit committees include members only from among our independent directors.

Nasdaq’s Marketplace Rule 4200(a)(15) defines an “independent director” as “a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.” The Rule goes on to exclude certain persons, including a director who was employed by the Company during the last three years, accepted compensation from the Company in excess of $100,000 in any twelve consecutive month period within the last three years or who had various relationships with family members who had business relationships or various interlocking relationships with the Company. In addition to a review of any related party transactions, as would be disclosed above, the Board looks at information it has available to it about each individual director, such as responses to questionnaires, as well as its general knowledge of a director’s relationships with the Company, management personnel and other directors, and it assesses this information against the categories of excluded individuals under Nasdaq Marketplace Rule 4200(a)(15) to help it reach its determination of whether a director is independent. In reaching its determination that the directors identified above are independent, the Board considered the ownership interest of the directors in OvenWorks LLLP and the consulting arrangement between the Company and one of the directors.

Item 14. Principal Accountant Fees and Services

Audit Fees and All Other Fees

Audit Fees

Fees for audit services totaled approximately $536,000 in 2006 and approximately $746,000 in 2005, including fees associated with the annual audit and internal control report, the public offering completed in February 2005, the reviews of the Company’s quarterly reports on Form 10-Q and annual reports on Form 10-K.

Audit-Related Fees

Fees for audit related services totaled approximately $2,000 in 2006 and approximately $18,000 in 2005. Audit related services principally include accounting consultations and other attest services.

Tax Fees

Fees for tax services totaled approximately $50,000 in 2006 and $288,000 in 2005, including tax compliance, tax advice and tax planning.

All Other Fees

The Company did not pay its principal accountant any other fees in 2006 or in 2005.

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

Description	Page
Schedule II—Valuation and Qualifying Accounts	S-1

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

2.3	—
Asset Purchase Agreement, dated September 12, 2005, among TurboChef Technologies, Inc., Global Appliance Technologies, Inc. and stockholders of Global Appliance Technologies (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 13, 2005)

3.1	—	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Registrant’s Registration Statement on Form SB-2, Registration No. 33-75008)
3.2	—
Amendment to Certificate of Incorporation—Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the Commission on November 14, 2000)

3.3	—
Amendment to Certificate of Incorporation—Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission on April 16, 2001)

62

Exhibit No.		Description
3.4	—
Amendment to Certificate of Incorporation—Certificate of Designation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Commission on May 15, 2002)

3.5	—
Amendment to Certificate of Incorporation—Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 10, 2003)

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

3.8	—	Restated By-Laws (incorporated by reference to Exhibit 3.2.2 to the Registrant’s Registration Statement on Form SB-2, Registration No. 33-75008)
4.1	—	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2, Registration No. 33-75008)
4.2	—	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-121818)
4.3	—	See Exhibits 3.1 through 3.8 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of the Registrant’s Common Stock
10.1	—	1994 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.14.2 to the Registrant’s Registration Statement on Form SB-2, Registration No. 33-75008)
10.2*	—
Equipment Supplier Approval Agreement dated as of March 5, 2004 by and among the Registrant, Doctor’s Associates, Inc. and Independent Purchasing Cooperative, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004)

10.3	—
TurboChef Technologies, Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004)

10.4	—
Form of Incentive Stock Option Agreement under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004)

10.5	—
Form of Non-Qualified Stock Option Agreement under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004)

10.6	—
Form of Non-Qualified Stock Option Agreement for Consultants under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004)

10.7	—
Employment Agreement, dated as of February 9, 2004, by and between the Registrant and Richard E. Perlman (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004)

Exhibit No.		Description
10.8	—
Employment Agreement, dated as of February 9, 2004, by and between the Registrant and James K. Price (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004)

10.9	—
Employment Agreement, dated as of February 9, 2004, by and between the Registrant and James A. Cochran (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004)

10.10	—
Preferred Unit Exchange Agreement, dated May 21, 2004, by and among the Registrant and the members of Enersyst (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 28, 2004)

10.11	—
Amended and Restated Operating Agreement of Enersyst, dated May 21, 2004 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 28, 2004)

10.12	—
Amendment to TurboChef Technologies, Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on May 12, 2004, as amended on November 22, 2004)

10.13	—
Employment Agreement, dated as of September 14, 2004, by and between the Registrant and Paul P. Lehr (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 1, 2004)

10.14	—
Credit Agreement dated as of February 28, 2005 among TurboChef Technologies, Inc., its subsidiaries and Bank of America, N.A. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 3, 2005)

10.15	—
Employment Agreement, effective as of April 25, 2005, by and between TurboChef Technologies, Inc. and Joseph T. McGrain (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 5, 2005)

10.16	—
Restrictive Covenant Agreement, dated September 12, 2005, between TurboChef Technologies, Inc. and David H. McFadden (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 13, 2005)

10.17	—
Restrictive Covenant Agreement, dated September 12, 2005, between TurboChef Technologies, Inc. and David A. Bolton (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 13, 2005)

10.18	—	Second Amendment to TurboChef Technologies, Inc. 2003 Stock Incentive Plan
10.19	—	Third Amendment to TurboChef Technologies, Inc. 2003 Stock Incentive Plan
10.20	—	Form of Restricted Stock Unit award agreement for employees under the 2003 Stock Incentive Plan
10.21	—	Form of Restricted Stock Unit award agreement for directors under the 2003 Stock Incentive Plan
23.1	—	Consent of Independent Registered Public Accounting Firm
24.1	—	Power of Attorney (see signature page)
31.1	—	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of these documents have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment of the omitted portions.

SCHEDULE II
TURBOCHEF TECHNOLOGIES, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts
Year ended December 31, 2006	$177	$147	$—	$(162)	$162
Year ended December 31, 2005	197	98	(48)	(70)	177
Year ended December 31, 2004	219	46	58	(126)	197
Deferred Income Tax Asset Valuation Allowance
Year ended December 31, 2006	32,985	7,882	—	—	40,867
Year ended December 31, 2005 (As restated) (1)	19,645	12,344	996	—	32,985
Year ended December 31, 2004 (As restated) (1)	23,323	—	—	(3,678)	19,645

(1)
See the “Explanatory Note” immediately preceding Part 1, Item 1, Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 of Notes to Consolidated Financial Statements in this Form 10-K

All financial statement schedules not listed are omitted because they are inapplicable or the requested information is shown in the financial statements of the Registrant or in the related notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on form 10-K for the year ended December 31, 2006 to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of September, 2007.

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

Signature	Title	Date

/s/ Richard E. Perlman
Richard E. Perlman	Chairman of the Board and Director	September 20, 2007

/s/ James K. Price
James K. Price	Chief Executive Officer, President and Director (Principal Executive Officer)	September 20, 2007
/s/ James A. Cochran
James A. Cochran	Senior Vice President, Assistant Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)	September 20, 2007
/s/ William A. Shutzer
William A. Shutzer	Director	September 20, 2007

/s/ Raymond H. Welsh
Raymond H. Welsh	Director	September 20, 2007

/s/ J. Thomas Presby
J. Thomas Presby	Director	September 20, 2007

/s/ James W. DeYoung
James W. DeYoung	Director	September 20, 2007

/s/ Anthony Jolliffe
Sir Anthony Jolliffe	Director	September 20, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TurboChef Technologies, Inc.

We have audited the accompanying consolidated balance sheets of TurboChef Technologies, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TurboChef Technologies, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company has restated previously issued financial statements as of December 31, 2005 and for each of the two years in the period ended December 31, 2005 to correct for stock-based compensation.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TurboChef Technologies, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 20, 2007 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
September 20, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TurboChef Technologies, Inc.

We have audited TurboChef Technologies Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TurboChef Technologies Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. At December 31, 2006, TurboChef Technologies, Inc. lacked effective procedures to properly account for stock based compensation arrangements and did not identify as of that date the material accounting errors in its financial statements resulting from its stock option grants that were later discovered and which have now been corrected in connection with the restatement of TurboChef Technologies, Inc.’s fiscal 1994 through 2005 consolidated financial statements. Additionally, TurboChef Technologies, Inc. recorded a material adjustment to its consolidated balance sheet as of December 31, 2006 as a result of these errors. The principal accounts affected by this material weakness as of December 31, 2006 were additional paid-in capital and accumulated deficit. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated September 20, 2007 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, TurboChef Technologies, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

/s/ Ernst & Young LLP

Atlanta, Georgia
September 20, 2007

TURBOCHEF TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2006	2005
		(As restated)
Assets
Current assets:
Cash and cash equivalents	$19,675	$40,098
Accounts receivable, net of allowance of $162 and $177	11,001	7,314
Other receivables	2,771	2,003
Inventory, net	11,311	10,994
Prepaid expenses	2,128	724
Total current assets	46,886	61,133
Property and equipment, net	7,944	6,482
Developed technology, net of accumulated amortization of $2,107 and $1,300	5,963	6,770
Goodwill	5,934	5,934
Covenants not-to-compete, net of accumulated amortization of $726 and $166	4,874	5,434
Other assets	174	314
Total assets	$71,775	$86,067

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,200	$6,166
Other payables	—	1,445
Accrued expenses	3,103	3,484
Future installments due on covenants not-to-compete and additional consideration for assets acquired	3,793	1,286
Deferred revenue	2,977	2,278
Accrued warranty	1,889	2,482
Deferred rent	247	247
Total current liabilities	21,209	17,388
Future installments due on covenants not-to-compete and additional consideration for assets acquired, non-current	3,550	2,363
Deferred rent, non-current	1,218	1,463
Other liabilities	93	81
Total liabilities	26,070	21,295

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1 par value, authorized 5,000,000 shares, 0 shares issued	—	—
Preferred membership units exchangeable for shares of TurboChef common stock	384	967
Common stock, $.01 par value, authorized 100,000,000 shares; issued 29,197,145 and 28,624,247 shares at December 31, 2006 and 2005, respectively	292	286
Additional paid-in capital	169,821	164,907
Accumulated deficit	(124,792)	(101,388)
Total stockholders’ equity	45,705	64,772
Total liabilities and stockholders’ equity	$71,775	$86,067

The accompanying notes are an integral part of these consolidated financial statements.

TURBOCHEF TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE DATA)

	Years Ended December 31,
	2006	2005	2004
		(As restated)	(As restated)
Revenues:
Product sales	$47,403	$50,239	$69,707
Royalties and services	1,266	2,010	1,187
Total revenues	48,669	52,249	70,894

Costs and expenses:
Cost of product sales	31,929	43,532	44,047
Research and development	4,357	4,307	1,202
Purchased research and development	7,665	6,285	—
Selling, general and administrative	29,027	33,777	19,191
Restructuring charges	(41)	621	—
Total costs and expenses	72,937	88,522	64,440
Operating (loss) income	(24,268)	(36,273)	6,454
Other income (expense):
Interest income	1,300	1,536	169
Interest expense and other	(436)	(332)	(8)
	864	1,204	161
(Loss) income before income taxes	(23,404)	(35,069)	6,615
Provision for income taxes	—	—	301
Net (loss) income	$(23,404)	$(35,069)	$6,314

Per share data:
Net (loss) income per share:
Basic	$(0.81)	$(1.25)	$0.52
Diluted	(0.81)	(1.25)	0.25

Weighted average number of common shares outstanding
Basic	28,834,821	28,034,103	12,256,686
Diluted	28,834,821	28,034,103	25,626,215

The accompanying notes are an integral part of these consolidated financial statements.

TURBOCHEF TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

	Preferred Stock			Common Stock
	Shares	Amount	Preferred Membership Units	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit
Balance, January 1, 2004 — As previously reported	—	—	—	8,491,339	$85	$55,630	$(61,956)
Adjustments to opening stockholders’ equity						10,677	(10,677)
Balance, January 1, 2004 — As restated	—	—	—	8,491,339	$85	$66,307	$(72,633)
Net income — As restated				—		—	6,314
Issuance of preferred membership units	—	—	6,351	—	—	—	—
Conversion of Series D preferred stock	—	—	—	14,217,666	142	12,463	—
Compensation expense, primarily related to stock options granted for services — As restated	—	—	—	—	—	3,478	—
Exercise of options and warrants for common stock	—	—	—	464,032	5	1,757	—
Issuance of common stock in private placement, net of issuance costs	—	—	—	1,151,209	11	9,996	—
Cancellation of treasury shares and other	—	—	—	(11,088)	—	(451)	—
Interest on notes receivable for stock issuances	—	—	—	—	—	—	—
Balance, December 31, 2004 — As restated	—	—	6,351	24,313,158	243	93,550	(66,319)
Net loss — As restated	—	—	—	—	—	—	(35,069)
Issuance of common stock in public offering, net of issuance costs	—	—	—	2,925,000	29	54,810	—
Issuance of common stock in exchange for Enersyst preferred membership units	—	—	(5,384)	518,032	5	5,379	—
Exercise of options and warrants for common stock	—	—	—	807,278	8	3,064	—
Issuance of common stock for acquisition of intangible assets	—	—	—	60,838	1	992	—
Proceeds from notes receivable for stock issuances	—	—	—	—	—	—	—
Compensation expense, primarily related to stock options granted for services — As restated	—	—	—	—	—	7,115	—
Other	—	—	—	(59)	—	(3)	—
Balance, December 31, 2005 — As restated	—	—	967	28,624,247	286	164,907	(101,388)
Net loss	—	—	—	—	—	—	(23,404)
Issuance of common stock in exchange for Enersyst preferred membership units	—	—	(583)	56,093	1	582	—
Exercise of options and warrants for common stock	—	—	—	342,106	3	2,171	—
Issuance of common stock for acquisition of intangible assets	—	—	—	169,365	2	1,871	—
Compensation expense, primarily related to restricted stock granted for services	—	—	—	5,334	—	290	—
Balance, December 31, 2006	—	—	384	29,197,145	$292	$169,821	$(124,792)

The accompanying notes are an integral part of these consolidated financial statements.

TURBOCHEF TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

	Notes Receivable For Stock Issuances	Treasury Stock	Total Stockholders’ Equity
Balance, January 1, 2004 — As previously reported	$(43)	$(451)	$(6,735)
Adjustments to opening stockholders’ equity	—	—	—
Balance, January 1, 2004 — As restated	(43)	$(451)	$(6,735)
Net income — As restated	—	—	6,314
Issuance of preferred membership units	—	—	6,351
Conversion of Series D preferred stock	—	—	12,605
Compensation expense, primarily related to stock options granted for services — As restated	—	—	3,478
Exercise of options and warrants for common stock	—	—	1,762
Issuance of common stock in private placement, net of issuance costs	—	—	10,007
Cancellation of treasury shares and other	—	451	—
Interest on notes receivable for stock issuances	(3)	—	(3)
Balance, December 31, 2004	(46)	—	33,779
Net loss — As restated	—	—	(35,069)
Issuance of common stock in public offering, net of issuance costs	—	—	54,839
Issuance of common stock in exchange for Enersyst preferred membership units	—	—	—
Exercise of options and warrants for common stock	—	—	3,072
Issuance of common stock for acquisition of intangible assets	—	—	993
Proceeds from notes receivable for stock issuances	46	—	46
Compensation expense, primarily related to stock options granted for services — As restated	—	—	7,115
Other	—	—	(3)
Balance, December 31, 2005	—	—	64,772
Net loss	—	—	(23,404)
Issuance of common stock in exchange for Enersyst preferred membership units	—	—	—
Exercise of options and warrants for common stock	—	—	2,174
Issuance of common stock for acquisition of intangible assets	—	—	1,873
Compensation expense, primarily related to restricted stock granted for services	—	—	290
Balance, December 31, 2006	$—	$—	$45,705

The accompanying notes are an integral part of these consolidated financial statements.

TURBOCHEF TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended December 31,
	2006	2005	2004
		(As restated)	(As restated)
Cash flows from operating activities:
Net (loss) income	$(23,404)	$(35,069)	6,314
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Purchased research and development	7,665	6,285	—
Depreciation and amortization	3,854	2,796	1,052
Non-cash interest	391	203	5
Non-cash equity compensation expense	290	7,115	3,478
Amortization of deferred rent	(244)	(122)	—
Non-cash restructuring costs	—	125	—
Provision for doubtful accounts	147	98	46
Foreign exchange loss (gain)	8	76	(44)
Changes in operating assets and liabilities, net of effects of acquisition:
Restricted cash	—	3,196	(3,196)
Accounts receivable	(3,834)	2,196	(8,603)
Inventories	(1,102)	(3,619)	(6,822)
Prepaid expenses and other assets	(2,140)	(2,342)	(136)
Accounts payable	1,581	(2,311)	7,731
Accrued expenses and warranty	(1,023)	245	3,791
Deferred revenue	699	940	(27)
Net cash (used in) provided by operating activities	(17,112)	(20,188)	3,589
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(192)	(7,683)
Acquisition of intangible assets	(2,349)	(7,292)	—
Purchase of property and equipment, net	(3,111)	(3,098)	(2,913)
Other	—	128	(330)
Net cash used in investing activities	(5,460)	(10,454)	(10,926)
Cash flows from financing activities:
Proceeds from the sale of common stock, net	—	54,839	10,007
Proceeds from the exercise of stock options and warrants	2,174	3,072	1,762
Payment of note payable	—	—	(380)
Payment of deferred loan costs	(25)	(156)	—
Other	—	43	—
Net cash provided by financing activities	2,149	57,798	11,389
Net (decrease) increase in cash and cash equivalents	(20,423)	27,156	4,052
Cash and cash equivalents at beginning of year	40,098	12,942	8,890
Cash and cash equivalents at end of year	$19,675	$40,098	$12,942
Supplemental disclosures of noncash activities:
Noncash investing activity—landlord funded leasehold improvements	$—	$1,832	$—
Noncash investing and financing activity — liability recorded in connection with intangible assets	5,792	3,600	—
Noncash investing activity—issuance of common stock in exchange for intangible assets	1,873	993	—
Noncash financing activity—conversion of preferred stock to common stock	—	—	12,605
Noncash financing activity—issuance of preferred membership units exchangeable for TurboChef common stock in connection with Enersyst acquisition	—	—	6,351
Noncash financing activity—issuance of common stock in exchange for preferred membership units	583	5,384	—
Supplemental disclosures of cash flow information:
Cash paid for income taxes	—	236	—
Cash paid for interest	38	50	—

The accompanying notes are an integral part of these consolidated financial statements.

TURBOCHEF TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	NATURE OF OPERATIONS AND GENERAL

TurboChef Technologies, Inc. (the “Company”) was incorporated in 1991 and became a Delaware corporation in 1993. The Company is a leading provider of equipment, technology and services focused on the high speed preparation of food products. The Company’s customizable speed cook ovens, the C3, the Tornado and the High h Batch, cook food products at high speeds with food quality comparable, and in many cases superior, to conventional heating methods. Throughout 2005, the Company’s primary markets were with commercial food service operators throughout North America, Europe and Australia and management believes that, for 2005 and prior, the Company operated in one primary business segment. However, during 2005, the Company took several steps designed to take its technologies to consumers, including market research, related industrial design research and product development and exploration of distribution channels for a proposed residential oven product line. These steps created an additional business segment for the Company for 2006.

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

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on certain assumptions which they believe are reasonable in the circumstances and actual results could differ from those estimates. The more significant estimates reflected in these financial statements include warranty, accrued expenses and valuation of stock-based compensation.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists of amounts owed to the Company for the sale of its products in the normal course of business. Accounts receivable consist of monies owed in US Dollars and is reported net of allowance for doubtful accounts. Generally, no collateral is received from customers and additions to the allowance are based on ongoing credit evaluations of customers with general credit experience being within the range of management’s expectations. Accounts are reviewed regularly for collectibility and those deemed uncollectible are written off.

Inventories

Inventories are valued at the lower of cost, determined using the average cost method, or market and primarily consist of ovens (finished goods) and parts for use in production or as replacements. The Company establishes reserves for inventory estimated to be obsolete, unmarketable or slow moving on a case by case basis, equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand, technology changes and market conditions. Ovens used for demonstration and testing are generally depreciated over a one-year period. Depreciation for demonstration ovens was $784,000,

$780,000 and $188,000 for the years ended December 31, 2006, 2005 and 2004 respectively. Inventory consists of the following at December 31(in thousands):

	2006	2005
Finished goods — ovens	$4,154	$3,891
Demonstration inventory, net	224	468
Parts inventory, net	6,933	6,635
	$11,311	$10,994

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets and accelerated methods for income tax purposes. Leasehold improvements are depreciated over the lesser of their expected useful life or the remaining lease term.

Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair values. Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires goodwill and other acquired intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must undergo an impairment test annually or more frequently if facts and circumstances warrant a review. In conjunction with the Company changing its segment reporting as discussed in Note 16, the Company updated the goodwill impairment analysis and determined that the change did not impair the carrying amount of goodwill. The annual goodwill impairment test, completed in October 2006, also concluded that the carrying amount of goodwill was not impaired and there have been no developments subsequent to October 2006 that would indicate impairment exists. The goodwill impairment review will continue to be performed annually or more frequently if facts and circumstances warrant a review.

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Currently, acquired developed technology and covenants not-to-compete are both amortized using the straight line method over estimated useful lives of 10 years and the Company recorded $1.4 million, $973,000 and $493,000, in the aggregate, of amortization expense for 2006, 2005 and 2004 for these long-lived intangible assets. Annual amortization for each of the next five years will approximate $1.4 million.

Other Assets

Other assets consist primarily of deferred financing costs for transactions completed in 2006 and capitalized patent costs, which include outside legal fees incurred in the registration of the Company’s patents. These costs are amortized over their economic lives, ranging from four to ten years. Amortization of other assets was $53,000, $42,000 and $16,000 for the years ended December 31, 2006, 2005 and 2004 respectively.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less estimated sales expenses. Management believes no impairment exists as of December 31, 2006.

Product Warranty

The Company’s ovens are warranted against defects in material and workmanship for a period of one year. Anticipated future warranty costs are estimated, based upon historical expenses, and are recorded in the period ovens are sold. Periodically, the Company’s warranty reserve is reviewed to determine if the reserve is sufficient to cover estimated repair costs associated with the remaining ovens under warranty. At this time, the Company believes that, based upon historical data, the current warranty reserve is sufficient to cover the estimated costs. If warranty costs trend higher, the Company would need to recognize a higher initial reserve as well as adjust the estimated amounts necessary to cover all ovens remaining under warranty. Any such additional reserves would be charged to cost of product sales.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term maturity of these instruments.

Revenue Recognition

Revenue from product sales are recognized when no significant vendor obligation remains, title to the product passes (depending on terms, either upon shipment or delivery), and the customer has the intent and ability to pay in accordance with contract payment terms that are fixed and determinable. Royalty revenues are recognized based on the sales dates of licensees’ products and service revenues are recorded based on attainment of scheduled performance milestones. Certain customers may purchase extended warranty coverage. Revenue from these extended warranties is deferred and recognized in product sales on a straight-line basis over the extended warranty term.

The Company provides for returns on product sales based on historical experience and adjusts such reserves as considered necessary. Reserves for sales returns and allowances are recorded in the same accounting period as the related revenues and are not significant for any of the periods presented.

Deferred revenue includes amounts billed to customers for which revenue has not been recognized. Deferred revenue consists primarily of sales deposits, unearned revenue from extended warranty contracts and other amounts billed to customers where the sale transaction is not yet complete and, accordingly, revenue cannot be recognized.

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

Shipping and Handling Costs

Shipping and handling charges billed to customers are recorded as revenues; the corresponding costs are included in cost of goods sold.

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

Advertising Expenses

Advertising and promotion costs are expensed as incurred and amounted to $2.1 million, $1.7 million and $834,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Restructuring Charges

The Company classified certain expenses in 2006 related to a restructuring plan to reorganize its international operations and re-align the related resources and cost structure as restructuring charges. The expenses related to the closing of a location that served markets where the Company continues to have a presence and, accordingly, the results of those operations are included in continuing operations. Restructuring expenses included severance, lease termination, professional fees and write-off of leasehold improvements.

Accounting for Leases

The Company leases office and warehouse space under operating lease agreements with original lease periods up to 7.5 years. Certain of the lease agreements contain renewal and rent escalation provisions. Rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial possession of the lease property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term. Landlord allowances for improvements to leaseholds are included in property and equipment and offset by a corresponding deferred rent credit. The Company amortizes the leasehold improvements over the shorter of the life of the improvements or the life of the lease. The deferred rent credit is included in other liabilities (current and long term) in the accompanying balance sheets and will be amortized as a reduction of rent expense over the term of the applicable lease.

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

(Loss) Income Per Common Share

Basic earnings per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during each period. Diluted earnings per common share is calculated by dividing net income, adjusted on an “as if converted” basis, by the weighted-average number of actual shares outstanding and, when dilutive, the share equivalents that would arise from the assumed conversion of convertible instruments. The per share amounts presented in the consolidated statements of operations for the years ended December 31, are based on the following (in thousands):

	2006	2005	2004
		As restated	As restated
Numerator for basic and diluted earnings per share available to common stockholders:
Net (loss) income applicable to common stockholders	$(23,404)	$(35,069)	$6,314
Denominator:
Denominator for basic (loss) income per share available to common Stockholders
Weighted average common shares outstanding	28,835	28,034	12,257
Effect of potentially dilutive securities
Convertible preferred stock	—	—	11,417
Preferred membership interests exchangeable for common stock	—	—	375
Dilutive stock options and warrants	—	—	1,577
Shares applicable to diluted (loss) income per share applicable to common stockholders	28,835	28,034	25,626

The effect of potentially dilutive stock options and warrants is calculated using the treasury stock method. For the years ended December 31, 2006, the potentially dilutive securities include options, warrants and restricted stock units, convertible into 3.3 million shares of common stock; Enersyst Development Center, LLC (“Enersyst”) preferred membership units exchangeable for 37,000 shares of common stock and an indeterminate number of shares issuable in the future to settle the equity portion of the Company’s liability for additional consideration due under an asset acquisition agreement. For the year ended December 31, 2005, the potentially dilutive securities include options and warrants, convertible into 3.7 million shares of common stock, and Enersyst Development Center, LLC (“Enersyst”) preferred membership units exchangeable for 93,000 shares of common stock. For the years ended December 31, 2006 and 2005, all of the potentially dilutive securities were excluded from the calculation of shares applicable to loss per share, because their inclusion would have been anti-dilutive. For the year ended December 31, 2004, there were 192,000 shares of options and warrants excluded from the calculation because the average market price of the Company’s stock during the period did not exceed the exercise price of those instruments. However, some or all of these instruments may be potentially dilutive in the future.

Stock-Based Employee Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, a revision of SFAS No. 123 (SFAS No. 123R), using the modified prospective method. SFAS No. 123R requires measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. The fair value of stock option grants is determined using the Black-Scholes valuation model, which is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, (“SFAS No. 123”) as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”). The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of our common stock on the grant date. Such fair values will be recognized as compensation expense over the requisite service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123R.

In December 2005, in response to SFAS No. 123R, the Board of Directors of the Company, upon recommendation of its Compensation Committee, approved an acceleration of all unvested options granted to employees and directors under the Company’s 2003 Stock Incentive Plan. As a result of the acceleration, options to acquire 1.8 million shares of the Company’s common stock became immediately exercisable. The decision to accelerate vesting of these options was made primarily to minimize future compensation expense that the Company would otherwise recognize in its consolidated statements of operations upon the effectiveness of SFAS No. 123R. As a result of the acceleration, the Company expects to reduce the stock option expense it otherwise would be required to record in connection with accelerated options by approximately $7.8 million in 2006, $2.3 million in 2007 and $800,000 in 2008. The stock-based compensation expense which otherwise would have been reported in net loss, has been reflected in pro forma footnote disclosures for periods prior to the adoption of SFAS No. 123R, as permitted under the provisions of SFAS No. 123. Accordingly, the adoption of SFAS No. 123R had no impact on the Company’s financial statements for stock based awards issued prior to January 1, 2006. In connection with the acceleration and in order to prevent unintended personal benefit to the holders of these options, the optionees agreed to certain restrictions on any shares received through the exercise of accelerated options. These restrictions generally prevent the sale of stock obtained through exercise of an accelerated option prior to the original vesting date. All other provisions of the original option grants remain. Employees who terminate prior to their original vesting date ostensibly receive a benefit from the acceleration of options measured by the differences in the estimated fair value of the options pre- and post-acceleration. The Company’s estimate of the benefit associated with possible future employee terminations is approximately $100,000 and, accordingly, a non-cash compensation charge was recorded in the fourth quarter of 2005 as a result of the acceleration.

Prior to January 1, 2006, the Company accounted for stock-based awards under the intrinsic value method. Under the intrinsic value method, no compensation expense was recognized for stock options granted to employees with exercise prices equal or greater than the market value of the underlying stock on the dates of grant. As described in Note 3, compensation expense, net of forfeitures, has been recognized for periods prior to January 1, 2006; for certain stock options granted with an exercise price lower than the fair market value of our common stock on the measurement date as determined by the findings of a recently completed review of the Company’s option grants since 1994. The compensation expense is equal to the excess of fair market value of our common stock over the exercise price on the measurement date. The compensation expense was amortized on a straight-line basis over the vesting period, all of which was recognized when the Company accelerated the vesting terms of all outstanding options at December 31, 2005.

The table below presents a reconciliation of the Company’s pro forma net income giving effect to the estimated compensation expense related to stock options that would have been reported if the Company utilized the fair value method for the periods presented (in thousands, except per share amounts):

	2005	2004
	As restated	As restated
Net (loss) income applicable to common stockholders, as reported	$(35,069)	$6,314
Add: Employee stock-based compensation expense	(6,936)	(3,372)
Deduct: Employee stock-based compensation expense, net of forfeitures	(19,882)	(6,975)
Pro forma net (loss) income applicable to common stockholders	$(48,015)	$2,711
Net (loss) income applicable to common stockholders per share—basic:
As reported	$(1.25)	$0.52
Pro forma	(1.71)	0.22
Net (loss) income applicable to common stockholders per share—diluted:
As reported	$(1.25)	$0.25
Pro forma	(1.71)	0.11

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

For purposes of the pro forma disclosures, the assumptions used to value the option grants are stated as follows for the years ended December 31:

	2005	2004
Expected life (in years)	2–3	2–3
Volatility	63%	65–168%
Risk free interest rate—options	4.07–4.61%	3.86–4.74%
Dividend yield	0.0%	0.0%
Weighted average fair value of option grants — Black-Scholes model	$6.54	$8.08

During the year ended December 31, 2006, the Company issued 83,000 restricted stock units to certain employees and non-employee members of the board of directors. These restricted stock units had a weighted average fair value of $12.84 per unit and the aggregate fair value was $1.1 million. The fair value of these awards was based upon the market price of the underlying common stock as of the date of grant. Of these awards, 40,000 vest at the end of a two-year period, with the remaining awards vesting over one-, two- and three-year periods from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, these shares could vest earlier in the event of a change in control, merger or other acquisition, or upon termination for disability or death. The shares of common stock will be issued at vesting, or, in some cases, at a deferred payout date. Selling, general and administrative expenses for the year ended December 31, 2006, include $290,000, respectively, recognized as stock-based compensation expense for these awards. At December 31, 2006, the unrecognized compensation expense related to these restricted stock awards is $778,000 with a remaining weighted average life of 1.5 years.

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

In September 2006, the Securities and Exchange Commission (the “SEC”) issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The primary concepts set forth in SAB No. 108 are as follows: (a) registrants should quantify errors using both the “rollover” approach (current year statement of operations effect) and “iron curtain” approach (year end balance sheet effect) and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material; (b) if correcting an item in the current year materially affects the current year but the item was not material in any prior years, the prior year financial statements should be corrected, even though such revision previously was and continues to be immaterial to the prior year financial statements; however, in this circumstance, the correction can be made the next time the prior year financial statements are filed; (c) for purposes of evaluating materiality under the “iron curtain” approach, all uncorrected errors on the balance sheet are presumed to be reversed into the statement of operations in the current period even though some or all of the uncorrected difference may relate to periods prior to the latest statement of operations presented and, therefore, would only impact opening accumulated earnings (deficit) or if the amount of the uncorrected difference(s) is determined to be material to the current period statement of operations, then such amount would be deemed material and would have to be corrected for in the manner set forth above. SAB No. 108 provides for the following transition guidance in the initial period of adoption: (a) restatement of prior years is not required if the registrant properly applied its previous approach, either “rollover” or “iron curtain” approach, so long as all relevant qualitative factors were considered; (b) the SEC Staff will not object if a registrant records a one-time cumulative effect adjustment to correct errors existing in prior years that previously had been considered immaterial, quantitatively and qualitatively, based on the appropriate use of the registrant’s previous approach; (c) if prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings (deficit) as of the beginning of the fiscal year of adoption (e.g. January 1, 2006 for the Company). SAB No. 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. The adoption of SAB No. 108 did not have a material effect on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of which is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Eligible items for the measurement option include all recognized financial assets and liabilities except: investments in subsidiaries, interests in variable interest entities, employers’ and plans’ obligations for pension benefits, assets and liabilities recognized under leases, deposit liabilities, financial instruments that are a component of shareholder’s equity. Also included are firm commitments that involve only financial instruments, nonfinancial insurance contracts and warranties and host financial instruments. The statement permits all entities to choose at specified election dates, after which the entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings, at each subsequent reporting date. The fair value option may be applied instrument by instrument; however, the election is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Adoption of this statement will not have a material effect on the financial position or results of operations.

NOTE 3.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On March 2, 2007, we announced that we had received a letter from the Securities and Exchange Commission regarding an informal inquiry of the Company’s stock option grants for the period from January 1, 1997 through the present (the “Review Period,” as discussed below, subsequently redefined to include all grant dates from the Company’s 1994 initial public offering through the present). In reaction to this inquiry and to respond to the SEC’s information requests, the Company’s management, under the oversight of the Audit Committee of the Board of Directors, began to conduct a comprehensive review of the Company’s stock option grants and practices. The Company engaged an investigative team (the “Investigative Team”) consisting of outside legal counsel experienced in these matters, as well as Deloitte Financial Advisory Services serving as forensic accounting experts and Kroll Ontrack, performing computer forensic collection services, who were each engaged by our outside legal counsel. The Audit Committee also engaged its own separate legal counsel. Two members of the Audit Committee have served on our Compensation Committee at all times since October 2003. These directors recused themselves from any participation in matters relating to the historic performance of the Compensation Committee.

As a result of the findings of the review by the Investigative Team, as well as our internal review, our management has concluded, and the Audit Committee of the Board of Directors agrees, that the measurement dates that the Company used for financial accounting purposes and pro forma disclosure purposes for various stock option awards made over the entire Review Period differ from the measurement dates that should have been used under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for those grants. Measurement dates are dates at which, for accounting purposes, one compares the exercise price at which an option is awarded against the fair market value of the underlying shares of stock at the measurement date, as determined under APB 25 and applicable interpretative guidance related thereto. If the exercise price awarded is less than the fair market value of the shares at the measurement date, as determined under APB 25, then the issuer of the stock option award is subject to a compensation charge for any discount that results. All prices and share amounts have been adjusted for the Company’s one-for-three reverse stock split on December 27, 2004.

The Company found in its review that certain awards had an exercise price less than the market price of the shares on the revised measurement date, and the Company had not reflected the resultant compensation charges in its financial results. Accordingly, we are recording net additional non-cash, stock-based compensation expense of $21.0 million, over the thirteen-year period from the Company’s 1994 initial public offering through the present, with regard to past stock option grants (net of forfeitures related to employment terminations), and we are restating previously filed financial statements for years ended December 31, 2005 and 2004 in this Form 10-K.

By the end of 2005, in response to the requirement of SFAS 123R for the Company to begin expensing stock options the next year, the Company suspended the use of stock options as a type of equity award under its employee stock incentive plan, and no new stock options have been issued since the end of that year. In addition, the Company accelerated the vesting of all outstanding stock options by the end of 2005 to minimize future compensation expense that the Company would otherwise recognize in its consolidated statements of operations upon the effectiveness of SFAS 123R.

The review initially considered two distinct periods: January 1, 1997 through October 28, 2003 (the “Pre-Change of Control Period”), and the period subsequent to October 28, 2003 (the “Post-Change of Control Period”). During the review process, the Investigative Team also determined that it was appropriate to review grant events from the Company’s initial public offering in 1994 until January 1, 1997. Accordingly, the Review Period and the Pre-Change of Control Period were re-defined to also include these periods.

Analysis of Specific Grants

Post-Change of Control Period (Current Management)

Grants of stock options in the Post-Change of Control Period give rise to $10.4 million of the additional stock-based compensation expense. During the Post-Change of Control Period, grant events subject to revised measurement dates related to (i) the change of control transaction in October 2003; (ii) a May 2004 award to an executive officer in connection with his assumption of increased responsibilities; (iii) a May 2005 grant of options to certain key employees (in the only broadly based grant of options since the 2003 change of control transaction); (iv) a May 2005 grant of options to a newly hired executive officer; and (v) new employee hires. A summary of these grants, based upon the findings of the Investigative Team is outlined below.

Change of Control Transaction Grants.    A majority of all options granted to officers and directors occurred in connection with the Company’s October 2003 private placement of preferred stock to a group of investors which effectively transferred a controlling interest in the Company. In connection with the change of control, new management and a new board of directors were installed, and plans had been publicly announced that the Company would reserve 2.0 million shares of common stock for issuances of options to the officers, directors, employees and consultants of the Company. The private placement closed on October 28, 2003 at an as-converted price per common share of $0.93. Options on approximately 1.6 million shares (1.3 million to officers and directors) were granted as announced in connection with the change of control. The options were issued with an indicated grant date of October 29, 2003 and an exercise price of $5.25, a price substantially in excess of the price paid by investors in the change of control transaction. The exercise price, however, was not finalized until shortly after October 29. In addition, the Company determined that formal Board approval of the allocation schedule fixing the list of the recipients of the options and the number of shares for each was not finalized until on or about December 8, 2003, the date appearing on the last faxed signature to the UWC. As a result, the Company has determined in the review that the documentation of the October 29 award was deficient to support an October 29 grant date and that December 8, 2003 should be used. Using December 8 as the measurement date under APB 25, the fair market value of the Company’s stock is deemed to be the last closing price before December 8, or $9.90 per share, resulting in compensation expense of $7.2 million. Of that amount $5.3 million resulted from options granted to executive officers and directors. Additionally, until the Board ratified the grant of 30,000 options to certain directors as compensation for Board and committee service on January 24, 2004, there was no documentary evidence found that certain directors were formally appointed to a committee on or before the original October 29, 2003 grant date of their options for committee service or, in one instance, that the committee was formally created on or before the original grant date. Based on the review, the Company determined that those grants should be re-measured to the later date of ratification. The new measurement date fair market value of the Company’s shares was $12.99 per share, resulting in additional compensation expense of $232,000 under APB 25.

Additional Executive Officer Grant.    On one occasion in May 2004 an executive officer was granted options in connection with his assumption of expanded responsibilities in connection with an acquisition. The options were documented as granted at the same time as options granted to new officers and employees being hired from the acquired company. The UWC listing the executive’s options and documenting the ratification by the Compensation Committee of his grant was not fully signed until eighteen days later. From the review, the Company determined that the proper measurement date under APB 25 for this grant was the later signature date on the UWC which yielded a fair market value for the shares at an amount higher than the grant price applied to the award, resulting in additional compensation expense of $73,000.

Broadly Based 2005 Grant.    The Company, at a Board meeting in May 2005, secured Board approval for a broad grant of options to certain key employees, including officers. However, it appears from the review that the specific allocation of the awards by name to each key person who received an option grant was not finalized until six days later when the last Compensation Committee member signed the UWC consenting to the allocation list. The Company determined that the proper measurement date under APB 25 should have been the date documentation indicated the allocation was approved by the Compensation Committee, the date of the last signature of the committee members, and it is re-measuring that grant to that date. The new measurement date yields a fair market value for the shares at an amount higher than the grant price applied to the award, resulting in additional compensation expense of $473,000. Of that amount $88,000 resulted from options granted to executive officers.

New Executive Grant.    A grant made to a newly-hired executive officer in 2005 was pre-approved by the Compensation Committee prior to his start date. Because this officer was being hired in connection with the creation of a new business unit representing a new direction and potential significant investment for the Company, and because the Board was holding a meeting around the time the new executive was joining the Company, the Compensation Committee Chairman requested that the officer’s compensation package be considered by the entire Board at the Board meeting. For that grant, the measurement date was originally established by the Company as of the date of the full Board approval. From the review, the Company determined, based on the relevant factors, that the officer’s employment start date, which was approximately one week prior to the Board meeting, fixed the proper measurement date and that the subsequent full Board action and documentation of the award as of the meeting date (resulting in a lower price) was a re-pricing of the grant making it a “variable award” which requires that compensation cost be adjusted to intrinsic value each reporting period. The Company has computed compensation expense in the amount of $535,000 as a result of the application of variable accounting.

New Employee Hires.    Our practice prior to 2006 had been to grant stock options to all full-time employees in connection with commencement of employment. On many occasions, management would determine how many options an employee should receive and the award date to be used for documenting and pricing the option. Management would seek and receive final approval of such option awards from the Compensation Committee by ratification of the various awards in batches at a later time. In the review, the Company determined that awards of stock options to new employees were not documented as consistently being made on exact start dates, and approvals for many recorded grant dates for options were not consistently documented at the time of the grant, but rather the option certificates and the final approval actions of the Compensation Committee lagged the recorded grant dates by varying periods of time. Based on all available facts and circumstances from the review, the Company determined that the originally recorded measurement dates for option awards made to many employees during the Post-Change of Control Period from October 2003 through December 2005 were not the correct measurement dates under APB 25 and that the dates of formal approval by the Board and/or the Compensation Committee should be the measurement dates. Using the various new measurement dates determined in the review, as generally described above, and after accounting for forfeitures, we have adjusted the measurement of compensation cost for options covering 1.3 million shares of common stock resulting in incremental stock-based compensation expense of $1.8 million on a pre-tax basis over the respective awards’ vesting terms.

Pre-Change of Control Period (Prior Management)

Grants of stock options in the Pre-Change of Control Period gave rise to approximately $10.0 million of the additional stock-based compensation expense. As previously indicated, the Company, as part of the review, expanded the Pre-Change of Control Period by conducting a more limited review of an additional 65 individual grants from the Company’s 1994 initial public offering to December 31, 1996 which consisted of all grant events during such period. That review led to re-measurements of option grants giving rise to approximately $3.4 million of additional stock-based compensation expense. This amount is included in the $10.0 million noted above and has been recorded in shareholders’ equity in the restated financial statements.

In general, during the Pre-Change of Control period, the entire Board, rather than a committee, made awards to officers, directors and employees. Grants were approved at meetings of the Board or by action by UWC and were made in broad grants to groups of officers and employees at various times, selectively to individuals and small numbers of personnel at various times and in connection with beginning employment. Records for option awards during the Pre-Change of Control Period were found in some cases to be missing or incomplete. Accordingly, option grants during the Pre-Change of Control Period were addressed in the review under one of the following two categories: (1) those for which the Investigative Team found adequate records to enable the Company to determine appropriate measurement dates, or for which there were some records, enabling the Company to make a judgment about an appropriate measurement date, in each case based upon the best available information, and (2) those for which little or no records were found to support a determination of an appropriate measurement date.

Category One Grants.    For option grants during the Pre-Change of Control Period under the first category, there were several instances in which awards were documented as having been made, and were priced accordingly, on a date prior to the date documents in the Company’s records show formal corporate action making the grant was taken. This appears to have been done, in the case of reporting persons, to make the grant date coincide with a specific event, such as the due date of applicable regulatory filings (i.e., Form 3 or Form 4), the appointment or re-election of a director or the purported date options were granted to non-officers. In many of these cases, we have determined that the correct measurement date is the date on which the Board took the action to approve the grant. However, we often had to make reasonable judgments based on the best available information about when the Board took such action. The review also identified instances in which awards to officers were made effective upon a future event, such as the commencement of employment and instances where the record suggests new employees were granted stock options prior to their start dates. In these cases, we determined that the date of the future event is the correct measurement date for such grants. The review also identified instances where stock option terms (amount, expiration, etc.) were modified subsequent to grant dates, where documents indicate grant dates were selected in hindsight (partly based on the timing of required Form 4 filings) to obtain more favorable exercise prices, and where evidence suggests that members of the Board and senior management re-priced grants subsequent to the award to obtain a lower exercise price. The selection of dates and prices in these instances appears to have been made in hindsight based on the lowest closing stock price within a particular range of dates. In all instances where documents were available to indicate a different measurement date than the one apparently used, the grants were re-measured. In connection with the application of these measurement principles for option grants to officers and directors of the first category, and after accounting for forfeitures, the Company has adjusted the measurement of compensation cost for options covering 2.3 million shares of common stock resulting in an incremental stock-based compensation expense of $7.4 million on a pre-tax basis over the respective awards’ vesting terms. Re-measurement of options of the first category covering 1.0 million shares granted to non-officers resulted in additional stock-based compensation expense of $2.4 million on a pre-tax basis over the awards’ vesting terms after accounting for forfeitures.

Category Two Grants.    The Company had insufficient or no documentation to review in connection with the second category of stock options granted during the Pre-Change of Control Period. Accordingly, the Company could not reach any conclusions about any required re-measurements or compensation charges through a normal review or application of any methodology to limited documents. The intrinsic value, if any, used to calculate the net compensation expense for Category 2 grants was determined by comparing the strike price of the grant to the average stock price between the minimum and maximum number of days after the grant date by classification of grantee. Based on this methodology, the Company has adjusted the measurement of compensation cost for options covering 595,000 shares of common stock resulting in incremental stock-based compensation cost, net of forfeitures, of $314,000 on a pre-tax basis over the respective awards’ vesting terms. All of this amount was related to non-officers.

Other Matters

Compensation expense of $552,000 on a pre-tax basis was also recognized, of which $222,000 related to the termination of a former officer. The remaining amount was recognized as a result of non-employee grants to consultants in exchange for services and other matters. These grants were also fixed by management with subsequent final approval by the Board or Compensation Committee, and new measurement dates were determined in the review based upon the later ratification actions giving final approvals (except for two grants subject to counterparty performance conditions, which were remeasured until performance was complete).

To the extent we reasonably can, we intend to take actions to deal with certain adverse tax consequences that may be incurred by the holders of incorrectly priced options. The primary adverse tax consequence is that incorrectly priced stock options vesting after December 31, 2004 that resulted in the employees receiving an exercise price at a discount from fair market value of the Company’s common stock on the date determined in the review to be the proper grant date for measurement purposes may subject the option holder to tax on unrealized gain and a penalty tax under IRC Section 409A (and, as applicable, similar penalty taxes under various state tax laws). We expect to incur future charges to resolve the adverse tax consequences that may be incurred by the holders of incorrectly priced options related to non-Section 16 reporting persons, however, such amounts are not expected to be material. The Company continues to explore alternatives and has not concluded whether it will take any action related to the adverse tax consequences that may be incurred by the holders of incorrectly priced options related to Section 16 reporting persons and is under no obligation to make any such payments to these individuals. In addition to any costs associated with resolving the adverse tax consequences that may be incurred by holders of the incorrectly priced options, the Company may have obligations with respect to failure to withhold taxes on such employee exercises. The Company may incur certain penalties and related costs associated with the adverse tax consequences of incorrectly priced options and such amounts could be material.

Additionally, approximately $90,000 of payroll taxes associated with certain exercises of options, which for payroll tax purposes were originally deemed to be incentive options but subsequent to re-measurement are now deemed to be non-qualified options have not been recorded in the restatement due to immateriality. All options granted in the Pre-Change of Control Period and a significant portion of options granted in the Post-Change of Control Period are non-qualified options.

Summary of Stock-Based Compensation Adjustments

The additional stock-based compensation expense was amortized over the vesting period relating to each option award, typically 48 months in the Pre-Change of Control Period, for which vesting was accelerated at the 2003 change in control, and 36 months in the Post-Change of Control Period. As of December 31, 2005,

the Company changed its equity compensation programs to include acceleration of all unvested options as of December 31, 2005 and to cease awarding any more stock options. Consequently, 100% of the expense being recorded is in years prior to fiscal 2006. The additional stock-based compensation expense increased selling, general and administrative expenses in the affected periods. The adjustments did not affect TurboChef’s previously reported revenue, cash and cash equivalents or net working capital balances in any of the restated periods. The aggregate stock-based compensation charge of approximately $21.0 million recorded by the Company resulted in no deferred income tax benefits as the Company maintained a full valuation allowance against its deferred tax assets for the Review Period.

The incremental impact from recognizing stock-based compensation expense and the cumulative effect on accumulated deficit resulting from the review of past stock option grants is as follows (dollars in thousands):

Fiscal Year	Expense	Cumulative Increase to Accumulated Deficit
1994	$67	$ 67
1995	83	150
1996	589	739
1997	1,561	2,300
1998	2,237	4,537
1999	1,657	6,194
2000	1,299	7,493
2001	1,267	8,760
2002	693	9,453
2003	1,224	10,677
Subtotal	10,677	10,677

2004	3,365	14,042
2005	6,915	20,957

Total	$20,957	$20,957

Additionally, we have restated the pro forma expense under Statement of Financial Accounting Standards (“SFAS”) No. 123 in Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K to reflect the impact of these adjustments for the years ended December 31, 2005 and 2004.

Effects of the Restatement Adjustments

The following table presents the effects of the restatement adjustments upon the Company’s previously reported consolidated statements of operations (in thousands, except share and per share amounts):

	Year ended December 31, 2005			Year ended December 31, 2004
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Revenues:
Product sales	$50,239	$—	$50,239	$69,707	$—	$69,707
Royalties and services	2,010	—	2,010	1,187	—	1,187
Total revenues	52,249	—	52,249	70,894	—	70,894

Costs and expenses:
Cost of product sales	43,532	—	43,532	44,047	—	44,047
Research and development expenses	4,307	—	4,307	1,202	—	1,202
Purchased research and development	6,285	—	6,285	—	—	—
Selling, general and administrative	26,862	6,915	33,777	15,826	3,365	19,191
Restructuring costs	621	—	621	—	—	—
Total Costs and Expenses	81,607	6,915	88,522	61,075	3,365	64,440

	Year ended December 31, 2005				Year ended December 31, 2004
	As previously reported	Adjustments	As restated		As previously reported	Adjustments	As restated
Operating (loss) income	(29,358)	(6,915)	(36,273	) )	9,819	(3,365)	6,454
Other income (expense)
Interest income	1,536	—	1,536		169	—	169
Interest expense and other	(332)	—	(332)		(8)	—	(8)
	1,204	—	1,204		161	—	161
Loss (income) before income taxes	(28,154)	(6,915)	(35,069	) ))	9,980	(3,365)	6,615
Provision for income taxes	—	—	—		(301)	—	(301)
Net (loss) income	$(28,154)	$(6,915)	$(35,069)		$9,679	$(3,365)	$6,314

Per share data:
Net income per share:
Basic	$(1.00)	$(0.25)	$(1.25)		$0.79	$(0.27)	$0.52
Diluted	(1.00)	(0.25)	(1.25)		0.37	(0.12)	0.25

Weighted average number of common shares outstanding:
Basic	28,034,103	—	28,034,103		12,256,686	—	12,256,686
Diluted	28,034,103	—	28,034,103		26,142,101	(515,886)	25,626,215

The effect of potentially dilutive stock options and warrants is calculated using the treasury stock method. For the year ended December 31, 2005 potentially dilutive securities had and anti-dilutive effect due to the Company’s net loss and were not included in the calculation of diluted net loss per share.

The following table presents the effects of the restatement adjustments upon the Company’s previously reported consolidated balance sheet as of December 31, 2005 (in thousands):

	December 31, 2005
	As previously reported	Adjustments	As restated
Assets
Current assets:
Cash and cash equivalents	$40,098	$—	$40,098
Accounts receivable, net of allowance of $177	7,314	—	7,314
Other receivables	2,003	—	2,003
Inventory, net	10,994	—	10,994
Prepaid expenses	724	—	724
Total current assets	61,133	—	61,133
Property and equipment, net	6,482	—	6,482
Developed technology, net of accumulated amortization of $1,300	6,770	—	6,770
Goodwill	5,934	—	5,934
Covenants not-to-compete, net of accumulated amortization of $166	5,434	—	5,434
Other assets	314	—	314
Total assets	$86,067	$—	$86,067

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,166	$—	$6,166
Other payables	1,445	—	1,445
Accrued expenses	3,484	—	3,484

	December 31, 2005
	As previously reported	Adjustments		As restated
Future installments due on covenants not-to-compete and additional consideration for assets acquired	1,286	—		1,286
Deferred revenue	2,278	—		2,278
Accrued warranty	2,482	—		2,482
Deferred rent	247	—		247
Total current liabilities	17,388	—		17,388
Future installments due on covenants not-to-compete and additional consideration for assets acquired, non-current	2,363	—		2,363
Deferred rent, non-current	1,463	—		1,463
Other liabilities	81	—		81
Total liabilities	21,295	—		21,295
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—		—
Preferred membership units exchangeable for shares of TurboChef common stock	967	—		967
Common stock	286	—		286
Additional paid-in capital	143,950	20,957	(A)	164,907
Accumulated deficit	(80,431)	(20,957	)(A)	(101,388)
Total stockholders’ equity	64,772	—		64,772
Total liabilities and stockholders’ equity	$86,067	$—		$86,067

(A)	Impact of a $21.0 million increase in additional paid-in capital with a corresponding increase in accumulated deficit related to stock-based compensation expense adjustments.

The effect of restatement adjustments on each component of stockholders’ equity at the end of each year is summarized as follows (in thousands):

Fiscal Year	Additional Paid-In Capital	Accumulated Deficit	Net Impact to Stockholders’ Equity
1994	$67	$(67)	$—
1995	83	(83)	—
1996	589	(589)	—
1997	1,561	(1,561)	—
1998	2,237	(2,237)	—
1999	1,657	(1,657)	—
2000	1,299	(1,299)	—
2001	1,267	(1,267)	—
2002	693	(693)	—
2003	1,224	(1,224)	—
Subtotal	10,677	(10,677)	—
2004	3,365	(3,365)	—
2005	6,915	(6,915)	—
Total	$20,957	$(20,957)	$—

The following tables present the effects of the restatement adjustments upon the Company’s previously reported consolidated statements of cash flows for the years ended December 31, 2005 and December 31, 2004 (in thousands):

	Year ended December 31, 2005
	As previously reported	Adjustments	As restated
Cash flows from operating activities
Net loss	$(28,154)	$(6,915)	$(35,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Purchased research and development	6,285	—	6,285
Depreciation and amortization	2,796	—	2,796
Non-cash interest	203	—	203
Non-cash compensation expense	200	6,915	7,115
Amortization of deferred rent	(122)	—	(122)
Non-cash restructuring costs	125	—	125
Provision for doubtful accounts	98	—	98
Foreign exchange loss (gain)	76	—	76
Changes in operation assets and liabilities, net of effects of acquisition:	—
Restricted cash	3,196	—	3,196
Accounts receivable	2,196	—	2,196
Inventories	(3,619)	—	(3,619)
Prepaid expenses and other assets	(2,342)	—	(2,342)
Accounts payable	(2,311)	—	(2,311)
Accrued expenses and warranty	245	—	245
Deferred revenue	940	—	940
Net cash used in operating activities	(20,188)	—	(20,188)

Cash flows from investing activities
Acquisition of business, net of cash acquired	(192)	—	(192)
Acquisition of intangible assets	(7,292)	—	(7,292)
Purchase of property and equipment, net	(3,098)	—	(3,098)
Other	128	—	128
Net cash used in investing activities	(10,454)	—	(10,454)

Cash flows from financing activities
Proceeds from the sale of common stock, net	54,839	—	54,839
Proceeds from the exercise of stock options and warrants	3,072	—	3,072
Payment of note payable	—	—	—
Payment of deferred loan costs	(156)	—	(156)
Other	43	—	43
Net cash provided by financing activities	57,798	—	57,798
Net increase in cash and cash equivalents	27,156	—	27,156
Cash and cash equivalents at beginning of year	12,942	—	12,942
Cash and cash equivalents at end of year	$40,098	$—	$40,098

	Year ended December 31, 2004
	As previously reported	Adjustments	As restated
Cash flows from operating activities
Net income	$9,679	$(3,365)	$6,314
Adjustments to reconcile net income to net cash provided by operating activities:
Purchased research and development	—	—	—
Depreciation and amortization	1,052	—	1,052
Non-cash interest	5	—	5
Non-cash compensation expense	113	3,365	3,478

	Year ended December 31, 2004
	As previously reported	Adjustments	As restated
Amortization of deferred rent	—	—	—
Non-cash restructuring costs	—	—	—
Provision for doubtful accounts	46	—	46
Foreign exchange loss (gain)	(44)	—	(44)
Changes in operation assets and liabilities, net of effects of acquisition:	—
Restricted cash	(3,196)	—	(3,196)
Accounts receivable	(8,603)	—	(8,603)
Inventories	(6,822)	—	(6,822)
Prepaid expenses and other assets	(136)	—	(136)
Accounts payable	7,731	—	7,731
Accrued expenses and warranty	3,791	—	3,791
Deferred revenue	(27)	—	(27)
Net cash provided by operating activities	3,589	—	3,589

Cash flows from investing activities
Acquisition of business, net of cash acquired	(7,683)	—	(7,683)
Acquisition of intangible assets	—	—	—
Purchase of property and equipment, net	(2,913)	—	(2,913)
Other	(330)	—	(330)
Net cash used in investing activities	(10,926)	—	(10,926)

Cash flows from financing activities
Proceeds from the sale of common stock, net	10,007	—	10,007
Proceeds from the exercise of stock options and warrants	1,762	—	1,762
Payment of note payable	(380)	—	(380)
Payment of deferred loan costs	—	—	—
Other	—	—	—
Net cash provided by financing activities	11,389	—	11,389
Net increase in cash and cash equivalents	4,052	—	4,052
Cash and cash equivalents at beginning of year	8,890	—	8,890
Cash and cash equivalents at end of year	$12,942	$—	$12,942

The following table presents the effect of the restatement adjustments on the pro forma calculation of the net (loss) income and (loss) income per share for the years ended December 31, 2005 and 2004, respectively (in thousands, except per share amounts):

	Year ended December 31, 2005			Year Ended December 31, 2004
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Net (loss) income applicable to common stockholders, as reported	$(28,154)	$(6,915)	$(35,069)	$9,679	$(3,365)	$6,314
Add: Employee stock-based compensation expense	(100)	(6,836)	(6,936)	—	(3,372)	(3,372)
Deduct: Employee stock-based compensation expense, net of forfeitures	(13,837)	(6,045)	(19,882)	(3,909)	(3,066)	(6,975)
Pro forma net (loss) income applicable to common stockholders	$(41,891)	$(6,124)	$(48,015)	$5,770	$(3,059)	$2,711
Net (loss) income applicable to common stockholders per share — basic:
As reported	$(1.00)	$(0.25)	$(1.25)	$0.79	(0.27)	$0.52

	Year ended December 31, 2005			Year Ended December 31, 2004
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Pro forma	(1.49)	(0.22)	(1.71)	$0.47	(0.25)	0.22
Net (loss) income applicable to common stockholders per share — diluted:
As reported	$(1.00)	$(0.25)	$(1.25)	$0.37	$(0.12)	$0.25
Pro forma	(1.49)	(0.22)	(1.71)	0.22	(0.11)	0.11

NOTE 4.	ACQUISITION OF INTANGIBLE ASSETS

On September 12, 2005, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Global Appliance Technologies, Inc. (“Global”) and stockholders of Global. Pursuant to the Purchase Agreement, the Company acquired the patent and technology assets of Global, further expanding TurboChef’s ownership of proprietary commercial and residential speed cook technologies.

At the closing of the transaction, Global received $5.0 million in cash and 60,838 shares of the Company’s common stock with a value of $993,000 at the date of acquisition. Additionally, the Company entered into services agreements with the principals of Global which provided, among other things, for delivery of three patent applications by the end of the first year, and two additional patent applications by the end of the eighteenth month following closing. Upon timely delivery of these patent applications, the Company was obligated to pay Global three nearly-equal installment payments totaling $8.0 million, payable on each of the first three anniversaries of the closing date (the payments will be made 38% in cash and 62% in stock). In September 2006, all of the patent applications required under the terms of the agreement were delivered. The transaction was accounted for as an asset acquisition. The aggregate consideration for the assets acquired is comprised of $6.3 million, including transaction costs, given at closing and $7.7 million for the estimated fair value of the contingent consideration which became payable upon delivery of the patent applications. The $7.7 million for contingent consideration includes $1.9 million, the estimated fair value of 169,365 shares of common stock issued as part of the first installment, and $5.3 million, the estimated fair value of the two remaining installments. The Company allocated the consideration for these technology assets to IPRD and expensed $7.7 million and $6.3 million for the years ended December 31, 2006 and 2005, respectively.

Amounts allocated to IPRD include the value of products in the development stage that are considered not to have reached technological feasibility or to have alternative future use. Technology development and IPRD were identified and valued through extensive interviews, analysis of data provided by Global concerning development projects, their stage of development, the time and resources needed to complete them, if applicable, and their expected income generating ability and associated risks. No development projects had reached technological feasibility; therefore, all the intangible assets were deemed to be purchase of IPRD. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing acquired IPRD. Key assumptions for IPRD included a discount rate of 34% and estimates of revenue growth, cost of sales, operating expenses and taxes. This valuation performed in 2005 at the date of acquisition was updated in 2006 to reflect the resolution of the contingencies as described above.

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

NOTE 5. OTHER RECEIVABLES

The Company entered into a favorable final settlement in the second quarter of 2005 with a contract assembler related to consigned inventory lost in a fire suffered at one of the assembler’s plants. The amount due under the settlement is included in other receivables in the accompanying consolidated balance sheets. The Company received payment on the settlement amount in April 2007.

NOTE 6. CONCENTRATION OF CREDIT RISKS

The Company is generally subject to the financial well being of the business of commercial food service operators and related equipment; however, management does not believe that there is significant credit risk with respect to trade receivables. On March 8, 2004, the Company announced that it had reached agreement with Subway Restaurants to be the exclusive supplier of rapid cook ovens to more than 20,000 Subway® franchisees worldwide. TurboChef commenced the system-wide delivery of ovens to Subway® restaurants in the U.S. during the third quarter of 2004. For the years ended December 31, 2006, 2005 and 2004, respectively, 35%, 58% and 91% of the Company’s sales were made to Subway. For the year ended December 31, 2006, an additional 19% of the Company’s sales were made to another major contract customer. As of December 31, 2006 and 2005, respectively, 40% and 17% of the outstanding accounts receivable were from two customers. No other single customers accounted for more than 10% of the Company’s sales during the three years ended December 31, 2006.

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

		2006	2005
	Estimated Useful Lives (years)	(In thousands)
Leasehold improvements	5–7.5	$3,044	$2,945
Furniture and fixtures	5	1,369	1,465
Equipment	3–7	6,471	3,533
		10,884	7,943
Less accumulated depreciation		(2,940)	(1,461)
		$7,944	$6,482

Depreciation expense was $1.7 million, $1.0 million and $355,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 8. ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31 (in thousands):

	2006	2005
Accrued compensation and benefits	$1,378	$837
Professional and accounting fees	432	1,333
Sales and marketing	549	791
Accrued restructuring	—	100
Accrued taxes and other	744	423
Total accrued expenses	$3,103	$3,484

NOTE 9. ACCRUED WARRANTY AND UPGRADE COSTS

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

In 2005, the Company identified a potential longevity and reliability issue with its Tornado oven. The success of the toasted menu offerings for Subway, the Company’s largest customer, resulted in higher use of the Tornado oven and more cook cycles than had been anticipated. Increased warranty calls from the Subway installed base occurred as certain components degraded under the high usage much earlier than expected. The Company determined that it could improve the longevity and reliability of the ovens through a change in the oven’s software (or operating system). This software change was incorporated in production and a voluntary and proactive software upgrade program launched for installed units. This program also included replacement of certain components in the ovens to ensure that the installed base of Tornado ovens would benefit from the latest enhancements to the ovens. Extensive engineering tests performed of the revised software provided evidence that led us to believe that the longevity and reliability issue with Subway’s Tornado ovens has been satisfactorily resolved. Additions to the warranty reserve to address this issue aggregated $9.6 million or $0.34 per share for 2005.

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

An analysis of changes in the liability for product warranty claims is as follows for the years ended December 31 (in thousands):

	2006	2005	2004
Balance at beginning of year	$2,482	$2,586	$928
Provision for warranties	3,301	3,997	3,296
Warranty expenditures	(3,894)	(13,682)	(1,189)
Other adjustments to provision for warranties	—	9,581	(405)
Currency fluctuations	—	—	(44)
Balance at end of year	$1,889	$2,482	$2,586

NOTE 10.	RESTRUCTURING CHARGES

During the fourth quarter of 2005, the Company initiated a restructuring plan to close its underperforming operation in the Netherlands and re-align the resources and cost structure. The Company now directs the activities of all of its international distributors directly from its domestic operations center. Since the Company continues to have a presence in the markets previously managed by its Netherlands operation, the results of that unit’s operations are included in continuing operations. The closing of the Netherlands operations resulted in restructuring charges of $621,000 including $125,000 of non-cash charges, principally related to impairment of fixed assets. In the first quarter of 2006, the Company negotiated to terminate the lease of the closed facility and recorded a reduction in the restructuring reserve of $41,000. The lease termination payment was made in April 2006 and concluded the restructuring plan initiated in the fourth quarter of 2005.

In accounting for restructuring charges, the Company complied with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.

The following is a summary of restructuring charge activity for the years ended December 31, 2006 (in thousands):

Lease Termination And Other Related Charges
Balance as of December 31, 2005	$100
Payments	(59)
Adjustments	(41)
Balance as of December 31, 2006	$—

NOTE 11.	INCOME TAXES

The components of the provision for income taxes for the years ended December 31 (in thousands):

	2006	2005 As restated	2004 As restated
Current:
Federal	$—	$—	$205
State	—	—	96
Total provision for income taxes	$—	$—	$301

The following is a reconciliation of the (benefit) provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the statements of operations for the years ended December 31 (in thousands):

	2006	2005 As restated	2004 As restated
Expected income tax (benefit) provision	$(7,957)	$(11,923)	$2,249
State income tax (benefit), net of federal benefit	(489)	(740)	44
Other	(207)	(89)	23
Changes in deferred income tax asset valuation allowance	8,653	12,752	(2,015)
Provision for income taxes	$—	$—	$301

The components of the Company’s net deferred tax assets as of December 31, were as follows (in thousands):

	2006	2005 As restated
Deferred income tax assets:

Warranty reserves	$682	$896
Allowance for doubtful accounts	55	60
Basis difference of other current assets	470	800
Total current deferred income tax assets	1,207	1,756
Net operating loss carryforwards	29,229	22,547
Basis difference of intangible assets	6,279	4,172
Basis difference of stock- based compensation	3,366	4,110
Research and development credit carryforwards	832	579
Federal alternative minimum tax credit carryforwards	121	121
Basis difference of other long-term assets	57	115
Total non-current deferred income tax assets	39,884	31,644
Total gross deferred income tax assets	41,091	33,400

Deferred income tax liabilities:

Basis difference of other long-term assets	(224)	(415)
Total gross deferred income tax liabilities	(224)	(415)
Net deferred income tax asset	40,867	32,985
Less deferred income tax asset valuation allowance	(40,867)	(32,985)
Net deferred income tax assets	$—	$—

As described in Note 3, additional stock-based compensation expense aggregating $14.0 million was recorded in periods prior to 2005 as a result of a recently-completed review of the Company’s option grants from 1997 to the present. There is no net tax effect of this adjustment inasmuch as a full valuation allowance is applied to any deferred tax asset that may have been recognizable as a result of recording this expense for financial statement purposes.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the historical operating results of the Company, management is unable to conclude on a more likely than not basis that the deferred income tax assets will be realized. Accordingly, the Company recordeda valuation allowance equal to

100% of the net deferred income tax assets at December 31, 2006 and 2005, respectively.

There was no provision for income taxes required for 2006 or 2005. The provision for income taxes in 2004 was $301,000 and consisted of estimated Federal Alternative Minimum Tax and estimated state and local taxes. This tax provision was an effective tax rate of 3% and reflected utilization of approximately $9.0 million in operating losses carried forward from prior years which reduced taxable income in 2004. At December 31, 2006, the Company has net operating loss carryforwards for federal income tax purposes of $91.9 million, which may be used against future taxable income, if any, and which expire in years 2011 to 2026. In October 2003, a change in ownership took place (Note 13), which for income tax purposes under Internal Revenue Code Section 382, limits the annual utilization of the $26.3 million loss carryforwards and could cause some amount of the carryforwards to expire before they are utilized. The Company has federal alternative minimum tax credit carryforwards of $121,000, which may be used to offset future federal tax liability, if any.

The Company also has research and development credit carryforwards of approximately $832,000, which may be used to offset future federal tax liability, if any. A portion of this credit may be subject to limitations.

NOTE 12.	CREDIT FACILITY

On February 28, 2005, the Company entered into a Credit Agreement with Bank of America, N.A. (the Credit Agreement). The Credit Agreement, as amended (most recently to extend the expiration period to February 28, 2008), allows the Company to borrow up to $10.0 million at any time under the revolving credit facility, based upon a portion of the Company’s eligible accounts receivable and inventory. The Credit Agreement contains an accordion feature allowing the Company to borrow up to an additional $10.0 million subject to certain conditions. The Credit Agreement also provides for a letter of credit facility within the credit limit of up to $5.0 million. Revolving credit loans under the Credit Agreement bear interest at a rate of the British Bankers Association LIBOR Rate plus 2.5% unless for certain reasons Eurodollar Rate Loans are unavailable, then at a rate in an amount of 2.5% over the higher of the Federal Funds Rate plus 0.5% and Bank of America’s prime rate. The Company’s obligations under the Credit Agreement are secured by substantially all of the assets of TurboChef and its subsidiaries. The Credit Agreement contains customary affirmative and negative covenants and acceleration provisions. The credit commitment expires on February 28, 2008, and any outstanding indebtedness under the Credit Agreement is due on that date. To date, the Company has not borrowed under the Credit Agreement.

NOTE 13.	STOCKHOLDERS’ EQUITY

Stock-Based Compensation Plans

The Company has an omnibus stock-based compensation plan, the 2003 Stock Incentive Plan (the “2003 Plan”),that provides for the grant of restricted stock, restricted stock units and incentive and nonqualified options to purchase the Company’s stock to eligible officers, key employees, directors and consultants. Additionally, options awarded under the Company’s 1994 Stock Option Plan (the “1994 Plan”), which has expired, remain outstanding. The 2003 Plan, as amended, reserved up to 5,333,333 shares of the Company’s common stock for issuance to eligible participants. Options awarded under these plans (i) are generally granted at exercise prices equal to or above quoted market prices on the dates of the grant; (ii) generally become exercisable over a period of one to four years; and (iii) generally expire seven or ten years subsequent to award. At December 31, 2006, there was an aggregate of 1.7 million shares available for grant under the 2003 Plan.

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

A summary of stock option activity follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2004	2,894,973	$5.91
Options granted	673,333	10.62
Options exercised	(274,363)	4.01
Options expired or canceled	(172,317)	8.01
Options outstanding at December 31, 2004	3,121,626	6.97
Options granted	966,578	12.81
Options exercised	(482,058)	4.38
Options expired or canceled	(82,219)	12.51
Options outstanding at December 31, 2005	3,523,927	8.79
Options granted	—	—
Options exercised	(342,106)	6.35
Options expired or canceled	(99,935)	19.66
Options outstanding at December 31, 2006	3,081,886	8.71
Options exercisable at December 31, 2004	1,246,848	$6.53
Options exercisable at December 31, 2005	3,523,927	8.79
Options exercisable at December 31, 2006	3,081,886	8.71

The following table summarizes information about the Company’s stock options outstanding at December 31, 2006:

Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of December 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$2.58–$5.25	1,425,160	6.75	$5.17
$5.26–$10.35	1,038,582	7.70	9.94
$10.36–$28.50	618,144	8.27	14.83
	3,081,886	7.38	8.71

In 2004, the Company granted options in payment for consulting services. The number of shares of common stock which can be purchased under these grants were 3,334 and 8,333 exercisable at $9.30 and $14.25, respectively. Compensation expense of $106,000 (as restated) in connection with these awards is included in selling, general and administrative expense.

In 2005, the Company recorded options in payment for consulting services. The number of shares of common stock which can be purchased under these grants were 3,333 and 16,667 exercisable at $15.45 and $11.00, respectively. Compensation expense of $181,000 (as restated) in connection with these awards is included in selling, general and administrative expense.

For additional information regarding the restatement, see Note 3, “Restatement of Consolidated Financial Statements,” to the consolidated financial statements.

Restricted stock units (“RSU”) are grants that entitle the holder to shares of common stock as the award vests. The fair value of these awards was based upon the market price of the underlying common stock as of the date of grant and these awards vest variously at the end of a two-year period, or over one-, two- and three-year periods from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, these shares could vest earlier in the event of a change in control, merger or other acquisition, or upon termination for disability or death. The shares of common stock will be issued at vesting, or, in some cases, at a deferred payout date.

A summary of restricted stock unit activity follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Balance at January 1, 2006	—	$—
RSUs granted	83,160	12.84
RSUs vested	(5,334)	13.08
RSUs forfeited	—	—
Balance at December 31, 2006	77,826	12.82

There was no activity related to restricted stock units for 2005 or 2004.

Selling, general and administrative expenses for the year ended December 31, 2006 include $290,000 recognized as stock-based compensation expense for these awards. As of December 31, 2006, there was $778,000 of unrecognized compensation cost related to these RSU awards, which is expected to be recognized over a weighted average period of 1.5 years.

Stock Issuances

In May 2004, the Company completed a private placement of 1,151,209 shares of common stock for aggregate consideration of $10.0 million, or $8.70 per share. A portion of the proceeds from the private placement was used to finance TurboChef’s acquisition of Enersyst (see Note 4) with the remainder to be used for working capital and other general corporate purposes.

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

During 2006 and 2005, respectively, the Company exchanged Enersyst preferred membership units for 56,000 and 518,000 shares of common stock. The remaining preferred membership units are exchangeable for 37,000 shares of common stock under the terms of the exchange agreement.

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

Stock Warrants

At December 31, 2006, warrants remained outstanding for purchase of an aggregate of 132,000 shares of the Company’s common stock with a weighted average exercise price of $4.53 and a weighted average remaining contractual life of 4.59 years.

NOTE 14.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office facilities and certain equipment under noncancellable operating leases having original terms ranging from one to eight years. Approximate future minimum rent payments, by year and in the aggregate, under noncancellable operating leases are as follows (in thousands):

Year
2007	$1,194
2008	1,130
2009	956
2010	613
2011	613
Thereafter	613
$5,119

Rent expense was approximately $1.1 million, $920,000, and $473,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Employee Benefit Plan

The Company maintains an employee savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k). The plan covers all employees who meet minimum age and service requirements. Eligible employees may contribute to the plan, subject to certain limitations. The Company may make matching contributions to the plan at its sole discretion. Employees become fully vested with respect to Company contributions after five years of service. The matching contributions for 2006 and 2005 totaled $150,000. There were no matching contributions made for 2004.

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

Maytag had also initiated arbitration against the Company in Boston, claiming damages in excess of $1.3 million for failure to pay for ovens. The Company had filed a counterclaim alleging that Maytag breached its warranty and committed fraud and that it has been damaged in an amount in excess of $1.5 million. In August 2006, the Company and Maytag mediated a settlement to resolve this matter. The Company’s financial statements as of and for the period ended December 31, 2006 reflect the impact of this settlement, the terms of which are confidential.

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

NOTE 16.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Unaudited quarterly financial information follows (in thousands except share and per share data):

2006	First	Second	Third	Fourth	Fiscal Year
Total revenues	$9,536	$10,494	$13,401	$15,238	$48,669
Gross profit	2,899	3,224	5,052	5,565	16,740
Net loss	(4,932)	(4,987)	(10,668)	(2,817)	(23,404)

Basic and diluted loss per share	$(0.17)	$(0.17)	$(0.37)	$(0.10)	$(0.81)
Number of shares used in the computation of basic and diluted loss per share	28,665,275	28,765,080	28,835,787	29,060,089	28,834,821

2005	First	Second		Third	Fourth	Fiscal Year
Total revenues	$20,403		$10,750	$11,814	$9,282	$52,249
Gross profit	7,912		1,220	(2,705)	2,290	8,717
Net income (loss) (as restated)	683		(6,868)	(17,648)	(11,236)	(35,069)

Basic income (loss) per share (as restated)	$0.03		$(0.24)	$(0.62)	$(0.39)	$(1.25)
Number of shares used in the computation of basic income (loss) per share	26,589,785		28,193,611	28,525,088	28,598,014	28,034,103

Diluted income (loss) per share (as restated)	$0.02	$	$(0.24)	$(0.62)	$(0.39)	$(1.25)

Number of shares used in the computation of diluted income (loss) per share	28,699,711		28,193,611	28,525,088	28,598,014	28,034,103

The sum of the quarterly earnings per share amounts do not add to the annual earnings per share amount due to the weighting of common and common equivalent shares outstanding during each of the respective periods.

The following tables reflect the adjustments related to the restatement for interim periods (dollars in thousands, except per share amounts). See Note 3, “Restatement of Consolidated Financial Statements”.

	Quarter Ended March 31, 2005			Quarter Ended June 30, 2005
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Revenues	$20,403	$—	$20,403	$10,750	$—	$10,750
Costs and expenses:
Cost of product sales	12,491	—	12,491	9,530	—	9,530
Research and development expenses	1,049	—	1,049	1,123	—	1,123
Purchased research and development	—	—	—	—	—	—
Selling, general and administrative expenses	5,584	838	6,422	6,265	1,002	7,267
Total costs and expenses	19,124	838	19,962	16,918	1,002	17,920

	Quarter Ended March 31, 2005			Quarter Ended June 30, 2005
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Operating (loss) income	1,279	(838)	441	(6,168)	(1,002)	(7,170)
Interest expense and other	(21)	—	(21)	(104)	—	(104)
Interest income	263	—	263	406	—	406
Total other income	242	—	242	302	—	302
(Loss) income before taxes	1,521	(838)	683	(5,866)	(1,002)	(6,868)
Provision for income taxes	—	—	—	—	—	—
Net (loss) income	1,521	(838)	683	(5,866)	(1,002)	(6,868)
Net (loss) income applicable to common stockholders	$1,521	$(838)	$683	$(5,866)	$(1,002)	$(6,868)
Net (loss) income per share applicable to common stockholders:
Basic	$0.06	$(0.03)	$0.03	$(0.21)	$(0.03)	$(0.24)
Diluted	0.05	(0.03)	0.02	(0.21)	(0.03)	(0.24)
Shares used in computing net (loss) income per share:
Basic	26,590	—	26,590	28,194	—	28,194
Diluted	28,989	(289)	28,700	28,194	—	28,194

	Quarter Ended September 30, 2005			Quarter Ended December 31, 2005
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Revenues	$11,814	$—	$11,814	$9,282	$—	$9,282
Costs and expenses:
Cost of product sales	14,519	—	14,519	6,992	—	6,992
Research and development expenses	953	—	953	1,182	—	1,182
Purchased research and development	6,285	—	6,285	—	—	—
Selling, general and administrative expenses	7,187	933	8,120	8,447	4,142	12,589
Total costs and expenses	28,944	933	29,877	16,621	4,142	20,763
Operating (loss) income	(17,130)	(933)	(18,063)	(7,339)	(4,142)	(11,481)
Interest expense and other	(69)	—	(69)	(138)	—	(138)
Interest income	484	—	484	383	—	383
Total other income	415	—	415	245	—	245
(Loss) income before taxes	(16,715)	(933)	(17,648)	(7,094)	(4,142)	(11,236)
Provision for income taxes	—	—	—	—	—	—
Net (loss) income	(16,715)	(933)	(17,648)	(7,094)	(4,142)	(11,236)
Net (loss) income applicable to common stockholders	$(16,715)	$(933)	$(17,648)	$(7,094)	$(4,142)	$(11,236)
Net (loss) income per share applicable to common stockholders:
Basic	$(0.59)	$(0.03)	$(0.62)	$(0.25)	$(0.14)	$(0.39)
Diluted	(0.59)	(0.03)	(0.62)	(0.25)	(0.14)	(0.39)
Shares used in computing net (loss) income per share:
Basic	28,525	—	28,525	28,598	—	28,598
Diluted	28,525	—	28,525	28,598	—	28,598

	March 31, 2006			June 30, 2006
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Assets
Current assets:
Cash and cash equivalents	$33,227	$—	$33,227	$28,307	$—	$28,307
Accounts receivable, net of allowance	6,186	—	6,186	6,079	—	6,079
Other receivables	1,972	—	1,972	1,945	—	1,945
Inventory, net	10,536	—	10,536	9,568	—	9,568
Prepaid expenses	830	—	830	742	—	742
Total current assets	52,571	—	52,571	46,641	—	46,641
Property and equipment, net	7,088	—	7,088	8,222	—	8,222
Developed technology, net of accumulated amortization	6,568	—	6,568	6,366	—	6,366
Goodwill	5,934	—	5,934	5,934	—	5,934
Covenants not-to-compete, net of accumulated amortization	5,294	—	5,294	5,154	—	5,154
Other assets	276	—	276	250	—	250
Total assets	$77,731	$—	$77,731	$72,567	$—	$72,567
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,420	$—	$4,420	$4,007	$—	$4,007
Other payables	1,445	—	1,445	1,445	—	1,445
Accrued expenses	2,550	—	2,550	3,374	—	3,374
Future installments due on covenants not-to-compete and additional consideration for assets acquired	1,302	—	1,302	1,318	—	1,318
Deferred revenue	1,834	—	1,834	1,331	—	1,331
Accrued warranty	1,815	—	1,815	1,386	—	1,386
Deferred rent	247	—	247	247	—	247
Total current liabilities	13,613	—	13,613	13,108	—	13,108
Future installments due on covenants not-to-compete and additional consideration for assets acquired, non-current	2,395	—	2,395	2,428	—	2,428
Deferred rent, non-current	1,402	—	1,402	1,340	—	1,340
Other liabilities	85	—	85	89	—	89
Total liabilities	17,495	—	17,495	16,965	—	16,965
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—	—	—
Preferred membership units exchangeable for shares of TurboChef common stock	510	—	510	425	—	425
Common stock	287	—	287	288	—	288
Additional paid-in capital	144,802	20,957	165,759	145,239	20,957	166,196
Accumulated deficit	(85,363)	(20,957)	(106,320)	(90,350)	(20,957)	(111,307)
Total stockholders’ equity	60,236	—	60,236	55,602	—	55,602
Total liabilities and stockholders’ equity	$77,731	$—	$77,731	$72,567	$—	$72,567

	September 30, 2006
	As previously reported	Adjustments	As restated
Assets
Current assets:
Cash and cash equivalents	$25,902	$—	$25,902
Accounts receivable, net of allowance	8,345	—	8,345
Other receivables	1,924	—	1,924
Inventory, net	10,249	—	10,249
Prepaid expenses	670	—	670
Total current assets	47,090	—	47,090
Property and equipment, net	8,224	—	8,224
Developed technology, net of accumulated amortization	6,165	—	6,165
Goodwill	5,934	—	5,934
Covenants not-to-compete, net of accumulated amortization	5,014	—	5,014
Other assets	199	—	199
Total assets	$72,626	$—	$72,626

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,720	$—	$6,720
Other payables	900	—	900
Accrued expenses	3,294	—	3,294
Future installments due on covenants not-to-compete and additional consideration for assets acquired	6,057	—	6,057
Deferred revenue	2,073	—	2,073
Accrued warranty	1,521	—	1,521
Deferred rent	247	—	247
Total current liabilities	20,812	—	20,812
Future installments due on covenants not-to-compete and additional consideration for assets acquired, non-current	3,503	—	3,503
Deferred rent, non-current	1,279	—	1,279
Other liabilities	91	—	91
Total liabilities	25,685	—	25,685

Commitments and contingencies

Stockholders’ equity
Preferred stock	—	—	—
Preferred membership units exchangeable for shares of TurboChef common stock	413	—	413
Common stock	290	—	290
Additional paid-in capital	147,256	20,957	168,213
Accumulated deficit	(101,018)	(20,957)	(121,975)
Total stockholders’ equity	46,941	—	46,941
Total liabilities and stockholders’ equity	$72,626	$—	$72,626

	March 31, 2005			June 30, 2005
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Assets
Current assets:
Cash and cash equivalents	$65,863	$—	$65,863	$61,903	$—	$61,903
Restricted cash	2,811	—	2,811	684	—	684
Accounts receivable, net of allowance	8,409	—	8,409	7,025	—	7,025
Other receivables	1,601	—	1,601	1,955	—	1,955
Inventory, net	9,186	—	9,186	10,711	—	10,711
Prepaid expenses	653	—	653	605	—	605
Total current assets	88,523	—	88,523	82,833	—	82,883
Property and equipment, net	3,605	—	3,605	6,212	—	6,212
Developed technology, net of accumulated amortization	7,375	—	7,375	7,173	—	7,173
Goodwill	5,912	—	5,912	5,934	—	5,934
Covenants not-to-compete, net of accumulated amortization	—	—	—	—	—	—
Other assets	405	—	405	445	—	445
Total assets	$105,820	$—	$105,820	$102,647	$—	$102,647

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,255	$—	$7,255	$6,306	$—	$6,306
Other payables	1,445	—	1,445	1,445	—	1,445
Accrued expenses	2,777	—	2,777	2,150	—	2,150
Future installments due on covenants not-to-compete and additional consideration for assets acquired	—	—	—	—	—	—
Deferred revenue	369	—	369	299	—	299
Accrued warranty	2,818	—	2,818	3,345	—	3,345
Deferred rent	—	—	—	247	—	247
Total current liabilities	14,664	—	14,664	13,792	—	13,792
Future installments due on covenants not-to-compete and additional consideration for assets acquired, non-current	—	—	—	—	—	—
Deferred rent, non-current	—	—	—	—	—	—
Other liabilities	73	—	73	1,657	—	1,657
Total liabilities	14,737	—	14,737	15,449	—	15,449

Commitments and contingencies

Stockholders’ equity
Preferred stock	—	—	—	—	—	—
Preferred membership units exchangeable for shares of TurboChef common stock	972	—	972	967	—	967
Common stock	281	—	281	285	—	285
Additional paid-in capital	140,586	14,880	155,466	142,568	15,882	158,450
Accumulated deficit	(50,756)	(14,880)	(65,636)	(56,622)	(15,882)	(72,504)
Total stockholders’ equity	91,083	—	91,083	87,198	—	87,198
Total liabilities and stockholders’ equity	$105,820	$—	$105,820	$102,647	$—	$102,647

	September 30, 2005			December 31, 2005
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Assets
Current assets:
Cash and cash equivalents	$46,656	$—	$46,656	$40,098	$—	$40,098
Restricted cash	—	—	—	—	—	—
Accounts receivable, net of allowance	8,578	—	8,578	7,314	—	7,314
Other receivables	2,052	—	2,052	2,003	—	2,003
Inventory, net	11,732	—	11,732	10,994	—	10,994
Prepaid expenses	501	—	501	724	—	724
Total current assets	69,519	—	69,519	61,133	—	61,133
Property and equipment, net	6,476	—	6,476	6,482	—	6,482
Developed technology, net of accumulated amortization	6,972	—	6,972	6,770	—	6,770
Goodwill	5,934	—	5,934	5,934	—	5,934
Covenants not-to-compete, net of accumulated amortization	1,991	—	1,991	5,434	—	5,434
Other assets	318	—	318	314	—	314
Total assets	$91,210	$—	$91,210	$86,067	$—	$86,067

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,853	$—	$5,853	$6,166	$—	$6,166
Other payables	1,445	—	1,445	1,445	—	1,445
Accrued expenses	3,548	—	3,548	3,484	—	3,484
Future installments due on covenants not-to-compete and additional consideration for assets acquired	—	—	—	1,286	—	1,286
Deferred revenue	1,668	—	1,668	2,278	—	2,278
Accrued warranty	5,302	—	5,302	2,482	—	2,482
Deferred rent	247	—	247	247	—	247
Total current liabilities	18,063	—	18,063	17,388	—	17,388
Future installments due on covenants not-to-compete and additional consideration for assets acquired, non-current	—	—	—	2,363	—	2,363
Deferred rent, non-current	1,524	—	1,524	1,463	—	1,463
Other liabilities	77	—	77	81	—	81
Total liabilities	19,664	—	19,664	21,295	—	21,295

Commitments and contingencies

Stockholders’ equity
Preferred stock	—	—	—	—	—	—
Preferred membership units exchangeable for shares of TurboChef common stock	967	—	967	967	—	967
Common stock	286	—	286	286	—	286
Additional paid-in capital	143,630	16,815	160,445	143,950	20,957	164,907
Accumulated deficit	(73,337)	(16,815)	(90,152)	(80,431)	(20,957)	(101,388)
Total stockholders’ equity	71,546	—	71,546	64,772	—	64,772
Total liabilities and stockholders’ equity	$91,210	$—	$91,210	$86,067	$—	$86,067

NOTE 17.	SEGMENT INFORMATION AND REVENUE BY GEOGRAPHIC AREA

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the way in which public companies are to disclose certain information about operating segments in their financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

Through 2005, the Company’s primary markets were with commercial food service operators throughout North America, Europe and Australia and management believes that, for 2005 and prior, the Company historically operated in one business segment. During 2005, the Company took several steps designed to take its technologies to residential consumers, including market research, related industrial design research and product development and exploration of distribution channels for a proposed residential oven product line. The launch of the residential product line, planned for early-2007, created an additional business segment for the Company in 2006. Consequently, the Company revised and restated the segment reporting to more closely align with how the Company is now managed by the Chief Operating Decision Maker. The results from operations are now reported using two reportable operating segments: Commercial and Residential. The Commercial segment includes operations of the historical business excluding corporate expenses, defined below, other income (expense) and income taxes. The Residential segment includes costs related to the development and the anticipated launch of the residential product line.

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

Information about the Company’s operations by operating segment follows (in thousands):

SEGMENT	2006	2005 (As restated)		2004 (As restated)
Commercial:
Revenues	$48,669	$52,249		$70,894
Depreciation and amortization	2,806	2,035		1,036
Net (loss) income	(488)	(9,433	)(1)	16,500(1)
Residential:
Revenues	$—	$—		$—
Depreciation and amortization	240	—		—
Net loss	(7,030)	(5,142	)(1)	(80)
Corporate:
Revenues	$—	$—		$—
Depreciation and amortization	808	761		16
Net loss	(15,886)	(20,494	)(1)	(10,106	)(1)
Totals:
Revenues	$48,669	$52,249		$70,894
Depreciation and amortization	3,854	2,796		1,052
Net loss	(23,404)	(35,069	)(1)	6,314	(1)

(1)
See the “Explanatory Note” immediately preceding Part 1, Item 1, Part 1, Item 6, “Selected Financial Data”, Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K.

The Company currently derives primarily all its revenues from the sale of ovens in the Commercial segment. The Company does not have significant assets outside the United States. Revenues by geographic region for each of the three years ended December 31 is as follows (in thousands):

REGION	2006	2005	2004
North America	$40,166	$41,031	$69,182
Europe and Asia/Pacific	8,503	11,218	1,712
Totals	$48,669	$52,249	$70,894

NOTE 18.	SUBSEQUENT EVENTS

Subsequent to December 31, 2006, the Company failed to file this Annual Report on Form 10-K for the year ended December 31, 2006 with the SEC on a timely basis. As a result, on March 28, 2007, the NASDAQ Listing Qualifications Department notified the Company that it was not in compliance with the requirements of NASDAQ Marketplace Rule 4310(c)(14) and was therefore subject to delisting from the NASDAQ Stock Market. In addition, in 2007, the Company failed to file its Quarterly Reports on Form 10-Q for the three months ended March 31, 2007 and June 30, 2007 with the SEC on a timely basis. After each occurrence, we received additional NASDAQ Staff Determination letters notifying the Company that it was not in compliance with NASDAQ’s listing requirements. In accordance with NASDAQ rules, the Company requested a hearing with the NASDAQ Listing Qualifications Panel and on June 26, 2007, the Company received notification that the Panel had granted our request for continued listing, subject to our filing this Form 10-K and any other required documents within certain time periods. On August 29, 2007, we requested the Panel to permit us more time to comply with the filing requirements and the Panel granted us an extension until September 24, 2007. With the filing of this Annual Report on Form 10-K for the year ended December 31, 2006 and the Company’s Quarterly Reports on Form 10-Q for the three months ended March 31, 2007 and June 30, 2007, the Company believes that it has returned to full compliance with SEC reporting requirements and NASDAQ’s listing requirements.