Form 10-Q
period 2007-03-31
TURBOCHEF TECHNOLOGIES INC
filed 2007-09-24
CIK 916545

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter ended March 31, 2007

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

TURBOCHEF TECHNOLOGIES, INC.

 PART 1.   FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2007	December 31, 2006
Assets:

Current assets:
Cash and cash equivalents	$16,412	$19,675
Accounts receivable, net of allowance of $252 and $162	10,929	11,001
Other receivables	3,168	2,771
Inventory, net	11,247	11,311
Prepaid expenses	2,061	2,128
Total current assets	43,817	46,886

Property and equipment, net	7,630	7,944
Developed technology, net of accumulated amortization of $2,309 and $2,107	5,761	5,963
Goodwill	5,934	5,934
Covenant not-to-compete, net of accumulated amortization of $866 and $726	4,734	4,874
Other assets	191	174

Total assets	$68,067	$71,775

Liabilities and Stockholders' Equity:

Current liabilities:
Accounts payable	$8,574	$9,200
Accrued expenses	3,651	3,103
Future installments due on covenants not-to-compete and additional consideration for assets acquired	3,879	3,793
Deferred revenue	3,445	2,977
Accrued warranty	2,223	1,889
Deferred rent	247	247
Total current liabilities	22,019	21,209

Future installments due on covenants not-to-compete and additional consideration for assets acquired, non-current	3,599	3,550
Deferred rent, non-current	1,157	1,218
Other liabilities	94	93

Total liabilities	26,869	26,070

Commitments and contingencies

Stockholders' equity:
Preferred stock, $1 par value, authorized 5,000,000 shares, 0 shares issued	--	--
Preferred membership units exchangeable for shares of TurboChef common stock	384	384
Common stock, $.01 par value, authorized 100,000,000 shares, issued 29,238,484 and 29,197,145 shares at March 31, 2007 and December 31, 2006, respectively	292	292
Additional paid-in capital	170,231	169,821
Accumulated deficit	(129,709)	(124,792)
Total stockholders' equity	41,198	45,705

Total liabilities and stockholders' equity	$68,067	$71,775

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended March 31,
	2007	2006

Revenues:
Product sales	$17,939	$9,107
Royalties and services	392	429
Total revenues	18,331	9,536

Costs and expenses:
Cost of product sales	11,533	6,637
Research and development expenses	1,487	1,159
Selling, general and administrative expenses	10,293	6,971
Restructuring costs	--	(41)
Total costs and expenses	23,313	14,726

Operating loss	(4,982)	(5,190)

Other income (expense):
Interest income	221	369
Interest expense and other	(156)	(111)
	65	258
Net loss	$(4,917)	$(4,932)

Per share data:
Net loss per share - basic and diluted	$(0.17)	$(0.17)

Weighted average number of common shares outstanding - basic and diluted	29,223,104	28,665,275

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,917)	$(4,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	952	892
Amortization of deferred rent	(60)	(61)
Amortization of deferred loan costs and non-cash interest	145	87
Non-cash compensation expense	144	--
Provision for doubtful accounts	90	45
Other	--	8
Changes in operating assets and liabilities:
Accounts receivable	(18)	1,083
Inventories	(52)	418
Prepaid expenses and other assets	(345)	(63)
Accounts payable and other payables	(626)	(1,753)
Accrued expenses and warranty	882	(1,599)
Deferred revenue	468	(444)
Net cash used in operating activities	(3,337)	(6,319)

Cash flows from investing activities:
Purchases of property and equipment, net	(167)	(923)
Net cash used in investing activities	(167)	(923)

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	266	396
Payment of deferred loan costs	(25)	(25)
Net cash provided by financing activities	241	371

Net decrease in cash and cash equivalents	(3,263)	(6,871)
Cash and cash equivalents at beginning of period	19,675	40,098
Cash and cash equivalents at end of period	$16,412	$33,227

NON CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in exchange for Enersyst preferred membership units	$--	$457

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$12	$15
Cash paid for income taxes	--	--

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

TurboChef Technologies, Inc. (the “Company”) was incorporated in 1991 and became a Delaware corporation in 1993. The Company is a leading provider of equipment, technology and services focused on the high speed preparation of food products. The Company's customizable speed cook ovens, the C3, the Tornado and the High h Batch, cook food products at high speeds with food quality comparable, and in many cases superior, to conventional heating methods. Through 2005, the Company's primary markets were with commercial food service operators throughout North America, Europe and Australia and management believes that, for 2005 and prior, the Company operated in one primary business segment. However, during 2005, the Company took several steps designed to take its technologies to residential consumers, including market research, related industrial design research and product development and exploration of distribution channels for a proposed residential oven product line. The launch of the residential product line created an additional business segment in 2005 for the Company.

The condensed consolidated financial statements of the Company as of March 31, 2007 and 2006 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have not been audited by independent registered public accountants. In the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these statements unless significant changes have taken place since the end of the Company's most recent fiscal year. The Company's December 31, 2006 consolidated balance sheet was derived from audited financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, but does not include all disclosures required by GAAP. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the aforementioned Form 10-K. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements include the accounts of TurboChef Technologies, Inc. and its majority-owned and controlled company. Significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For information regarding significant accounting policies, see Note 2 to the Consolidated Financial Statements of the Company for the year ended December 31, 2006, set forth in the Form 10-K.

REVENUE RECOGNITION

Revenue from product sales are recognized when no significant vendor obligation remains, title to the product passes (depending on terms, either upon shipment or delivery), and the customer has the intent and ability to pay in accordance with contract payment terms that are fixed and determinable. Royalty revenues are recognized based on the sales dates of licensees' products and service revenues are recorded based on attainment of scheduled performance milestones. Certain customers may purchase extended warranty coverage for a one-year period. Revenue from these extended warranties is deferred and recognized in product sales on a straight-line basis over the extended warranty term.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair values. Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires goodwill and other acquired intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must undergo an impairment test at least annually.  The annual goodwill impairment test, completed in October 2006, determined that the carrying amount of goodwill was not impaired.

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Currently, acquired developed technology and covenants not-to-compete are both amortized using the straight-line method over estimated useful lives of 10 years, and the Company recorded $342,000, in the aggregate, of amortization expense for the three months ended March 31, 2007 and 2006 for these long-lived intangible assets. Annual amortization for each of the next five years will approximate $1.4 million.

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

The effect of potentially dilutive stock options and warrants is calculated using the treasury stock method. For the three months ended March 31, 2007 the potentially dilutive securities include options, warrants and restricted stock units, convertible into 3.8 million shares of common stock; Enersyst Development Center, LLC (“Enersyst”) preferred membership units exchangeable for 37,000 shares of common stock and an indeterminate number of shares issuable in the future to settle the equity portion of the Company’s liability for additional consideration due under an asset acquisition agreement, all of which were excluded from the calculation of shares applicable to loss per share, because their inclusion would have been anti-dilutive. For the three months ended March 31, 2006 the potentially dilutive securities included options and warrants, which were convertible into 3.6 million shares of common stock and Enersyst preferred membership units exchangeable for 49,000 shares of common stock, all of which were excluded from the calculation of shares applicable to loss per share because their inclusion would have been anti-dilutive.

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

During the three months ended March 31, 2007, the Company issued 545,000 restricted stock units to certain employees. These restricted stock units had a weighted average fair value of $15.20 per unit and the aggregate fair value was $8.3 million. The fair value of these awards was based upon the market price of the underlying common stock as of the date of grant. All of these awards vest over a five-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, these shares could vest earlier in the event of a change in control, merger or other acquisition, or upon termination for disability or death. The shares of common stock will be issued at vesting. As of March 31, 2007, 628,000 restricted stock units have been issued by the Company. Selling, general and administrative expenses for the three months ended March 31, 2007, include $144,000 recognized as stock-based compensation expense for these awards. At March 31, 2007, the unrecognized compensation expense related to these restricted stock awards is $8.9 million with a remaining weighted average life of 2.7 years.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109.  This interpretation clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise's financial statements.  The interpretation would require the Company to review all tax positions accounted for in accordance with SFAS No. 109 and apply a more-likely-than-not recognition threshold.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  Subsequent recognition, de-recognition, and measurement is based on management's best judgment given the facts, circumstances and information available at the reporting date.  FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the requirements of this statement as of January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s financial position or results of operations.

NOTE 3. OTHER ASSETS

The Company entered into a favorable final settlement in the second quarter of 2005 with a contract assembler related to consigned inventory lost in a fire suffered at one of the assembler's plants. The amount due under the settlement is included in other receivables in the accompanying consolidated balance sheets. The Company received payment on the settlement amount in April 2007.

NOTE 4.  INVENTORY

Inventory consists of the following (in thousands):

	March 31, 2007	December 31, 2006

Parts inventory, net	$6,439	$6,933
Finished goods - ovens	4,578	4,154
Demonstration inventory, net	230	224
	$11,247	$11,311

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	Estimated Useful Lives (Years)	March 31, 2007	December 31, 2006
Tooling and equipment	3-7	$6,608	$6,471
Furniture and fixtures	5	1,369	1,369
Leasehold improvements	5-7.5	3,075	3,044
		11,052	10,884
Less accumulated depreciation and amortization		(3,422)	(2,940)
		$7,630	$7,944

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

An analysis of changes in the liability for product warranty claims is as follows (in thousands):
	Three Months Ended March 31,
	2007	2006
Balance at beginning of period	$1,889	$2,482
Provision for warranties	1,002	946
Warranty expenditures	(668)	(1,613)

Balance at end of period	$2,223	$1,815

NOTE 7. INCOME TAXES

In preparing its financial statements, the Company estimates income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. In addition, as of March 31, 2007, the Company had net operating losses (“NOLs”) of approximately $96.1 million, of which $25.0 million are subject to annual limitations resulting from the change in control provisions in Section 382 of the Internal Revenue Code. These NOLs begin to expire in 2011. A valuation allowance is recorded to reduce net deferred income tax assets to the amount that is more likely than not to be realized. Based on its history of losses, the Company recorded a valuation allowance as of March 31, 2007, equal to the full amount of net deferred income tax assets including those related to NOLs.

The Company adopted the provisions of FIN 48 effective January 1, 2007. No cumulative adjustment was required or recorded as a result of the implementation of FIN 48. As of January 1, 2007, the Company had no unrecognized tax benefits. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when and if incurred. The Company had no interest or penalties related to unrecognized tax benefits accrued as of January 1, 2007. The Company does not anticipate that the amount of the unrecognized benefit will significantly increase or decrease within the next 12 months.

NOTE 8. STOCKHOLDER'S EQUITY

The Company issued an aggregate of 545,000 restricted stock units to certain employees in the three months ended March 31, 2007.

A summary of restricted stock unit (RSU) activity follows:
	Number of RSUs	Weighted Average Grant-Date Fair Value

Balance at January 1, 2007	77,826	$12.82
RSUs granted	545,000	15.20
RSUs vested	(2,286)	13.08
RSUs forfeited	--	--
Balance at March 31, 2007	620,540	$14.92

NOTE 9. CREDIT FACILITY

On February 28, 2005, the Company entered into a Credit Agreement with Bank of America, N.A. (the Credit Agreement). The Credit Agreement, as amended (most recently to extend the expiration period to February 28, 2008), allows the Company to borrow up to $10.0 million at any time under the revolving credit facility, based upon a portion of the Company's eligible accounts receivable and inventory. The Credit Agreement contains an accordion feature allowing the Company to borrow up to an additional $10.0 million subject to certain conditions. The Credit Agreement also provides for a letter of credit facility within the credit limit of up to $5.0 million. Revolving credit loans under the Credit Agreement bear interest at a rate of the British Bankers Association LIBOR Rate plus 2.5% unless for certain reasons Eurodollar Rate Loans are unavailable, then at a rate of 2.5% over the higher of the Federal Funds Rate plus 0.5% and Bank of America's prime rate. The Company's obligations under the Credit Agreement are secured by substantially all of the assets of TurboChef and its subsidiaries. The Credit Agreement contains customary affirmative and negative covenants and acceleration provisions. The credit commitment expires on February 28, 2008, and any outstanding indebtedness under the Credit Agreement is due on that date. To date, the Company has not borrowed under the Credit Agreement.

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

The results from operations are reported using two reportable operating segments:   Commercial and Residential. The Commercial segment includes operations from our commercial product line excluding corporate expenses, defined below, other income (expense) and income taxes. The Residential segment includes costs related to the development and launch of the residential product line.

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

Information about the Company's operations by operating segment follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Commercial:
Revenues	$18,331	$9,536
Net income (loss)	1,400	(1,124)
Residential:
Revenues	$--	$--
Net loss	(3,038)	(1,815)
Corporate:
Revenues	$--	$--
Net loss	(3,279)	(1,993)
Totals:
Revenues	$18,331	$9,536
Net loss	(4,917)	(4,932)

Through March 31, 2007, the Company derived all of its revenues from the sale of ovens in the Commercial segment. The Company does not have significant assets outside of the United States. Commercial segment revenues by geographic region for the three months ended March 31 is as follows (in thousands):

REGION	Three Months Ended March 31,
	2007	2006
North America	$15,316	$7,119
Europe and Asia	3,015	2,417
Totals	$18,331	$9,536

The Company is generally subject to the financial condition of commercial food service operators and related equipment providers; however, management does not believe that there is significant credit risk with respect to trade receivables. For the three months ended March 31, 2007 and 2006, 60% and 44% of the Company's sales were made to three and one customers, respectively. As of March 31, 2007, 32% of the outstanding accounts receivable were related to two customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

TurboChef Technologies, Inc. is a leading provider of equipment, technology and services focused on the high-speed preparation of food products for the speed cook sector of the commercial cooking equipment market. Our user-friendly speed cook ovens employ proprietary combinations of heating technologies such as convection, air impingement, microwave energy and other advanced methods to cook food products at high speeds with food quality that we believe to be comparable or superior to that of conventional heating methods. We currently offer three commercial ovens: the C3 oven, the Tornado oven and, the High h Batch oven and one residential oven: the TurboChef Double Wall Oven. We are working to develop new ovens for the commercial cooking equipment market and the residential marketplace.

We currently derive revenue primarily from the sale of our ovens to commercial foodservice operators throughout North America, Europe and Australia. In North America we sell our equipment through our internal sales force as well as through manufacturer's representatives. In Europe and Australia we utilize a network of equipment distributors. We are working to expand the market for our commercial ovens in Latin America and Asia. We also derive revenues from licensing our technologies to food service equipment manufacturers. Through 2005, our primary markets were with commercial food service operators throughout North America, Europe and Australia and management believes that, for 2005 and prior, the Company operated in one primary business segment. However, during 2005, we took several steps designed to take our technologies to residential consumers, including market research, related industrial design research and product development and exploration of distribution channels for a proposed residential oven product line. The launch of the residential product line created an additional business segment for the Company.

We believe it is important to our success that we continue to sell to our existing base of commercial customers to meet their expansion or replacement needs, while at the same time extending that customer base by concentrating our internal sales efforts on major foodservice operators and by supporting our networks of manufacturer's representatives and equipment distributors. We must strive to do that while maintaining a cost structure for our products and controlling our operating expenses to provide a satisfactory return on sales. We must compete effectively in the marketplace on the basis of price, quality and product performance, and we must meet market demand through development and improvement of our speed cook ovens and introduction of new oven products. These same marketplace and product development factors will apply to our achieving success with the launch of our residential speed cook oven products; however, the residential market is new to us and there may be factors important to our success that are unknown to us at present.

Our financial results in 2007 as compared to 2006 reflect our efforts to expand our non-Subway customer base, continue to perform under our supply agreement with the Subway system, continue to reduce our cost of product sales as a percentage of revenues, and develop and launch our residential oven and market strategy. The Subway relationship has been and should continue to be a meaningful contributor to future revenues. Demand for equipment will continue from this major customer as new Subway restaurants are opened and existing restaurants seek additional ovens. In 2006 we continued our sales efforts on expanding our customer base beyond the Subway system and successfully reduced the percentage of Subway sales to total revenues from 58% in 2005 to 35% in 2006. In the quarter ended March 31, 2007, these efforts resulted in significant sales to two additional major customers other than Subway. In 2007, we will also continue to focus on increasing the profitability of commercial products, introducing our residential oven products and developing enabling strategies.

The following sets forth, as a percentage of revenue, consolidated statements of operations data for the three months ended March 31:

	Three Months Ended March 31,
	2007	2006
Revenues	100%	100%
Cost of product sales	63	70
Research and development expenses	8	12
Selling, general and administrative expenses	56	73
Total costs and expenses	127	155

Operating loss	(27)	(55)
Interest income	1	4
Interest expense and other	(1)	(1)
Total other income, net	--	3
Net loss	(27)%	(52)%

We have observed the following trends and events that are likely to have an impact on our financial condition and results of operations in the future:

·
During the three months ended March 31, 2007, our non-Subway product sales increased $9.3 million, or 189%, from $5.0 million to $14.3 million, over the comparable period in 2006. We expect our non-Subway revenue to continue to increase in 2007. Two customers other than Subway accounted for 41% of our total revenues during the three months ended March 31, 2007.

·
Subway sales accounted for 20% and 44% of our total revenues during the three months ended March 31, 2007 and 2006, respectively. We expect Subway to be a meaningful contributor to future revenues, however, we expect Subway sales as a percentage of our total revenues to continue to decline as our customer base continues to expand.

·
In the first quarter of 2007 compared to the fourth quarter of 2006, our gross margin percentages remained stable. We expect gross profit percentages to remain at these levels through the remainder of 2007.

·	During the first quarter of 2007, we continued to invest in the development of our residential oven and commercial ovens and expect this trend to continue through the first half of 2007.

·
During the three months ended March 31, 2007, we increased our selling, general and administrative expenses, excluding depreciation and amortization, by $3.3 million from the comparable period in 2006. These increases are the result of increased legal and professional costs related to the Company’s review of its stock option grants and practices and increased selling, marketing and related expenses. We continue to expect increases in 2007 as compared to 2006, primarily due to increased marketing costs related to the residential product launch.

Based on our analysis of the aforementioned trends and events, we expect to generate a net loss for 2007. Our future results will be affected by many factors, some of which are identified below and in Item 1A of our Annual Report on Form 10-K, including our ability to:

·	increase our commercial revenue across our customer base;

·	manage costs related to commercial business segment;

·	successfully launch our residential product line;

·	manage costs related to the residential product launch.

As a result, there is no assurance that we will achieve our expected financial objectives.

Application of Critical Accounting Policies

Below is a discussion of our critical accounting policies. For a complete discussion of our significant accounting policies, see the footnotes to the financial statements included in our 2006 Annual Report on Form 10-K. These policies are critical to the portrayal of our financial condition and/or are dependent on subjective or complex judgments, assumptions and estimates. If actual results differ significantly from management's estimates and projections, then there could be a significant impact on the financial statements. The impact of changes in key assumptions may not be linear. Our management has reviewed the application of these policies with the audit committee of our board of directors.

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

During the three months ended March 31, 2007, we issued 545,000 restricted stock units to certain employees. These restricted stock units had a weighted average fair value of $15.20 per unit and the aggregate fair value was $8.3 million. The fair value of these awards was based upon the market price of the underlying common stock as of the date of grant. All of these awards vest over a five-year period from the date of grant, provided the individual remains in our employ or service as of the vesting date. Additionally, these shares could vest earlier in the event of a change in control, merger or other acquisition, or upon termination for disability or death. The shares of common stock will be issued at vesting. As of March 31, 2007, we have issued 628,000 restricted stock units. Selling, general and administrative expenses for the three months ended March 31, 2007, include $144,000 recognized as stock-based compensation expense for these awards. At March 31, 2007, the unrecognized compensation expense related to these restricted stock awards is $8.9 million with a remaining weighted average life of 2.7 years.

Deferred Income Taxes

In preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. In addition, as of March 31, 2007, we have net operating losses (“NOLs”) of approximately $96.1 million, of which $25.0 million are subject to annual limitations resulting from the change in control provisions in Section 382 of the Internal Revenue Code. These NOLs begin to expire in 2011.

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

The results from operations are now reported using two reportable operating segments:   Commercial and Residential. The Commercial segment includes operations of the commercial product line excluding corporate expenses, defined below, other income (expense) and income taxes. The Residential segment includes costs related to the development and the anticipated launch of the consumer product line.

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

Results of Operations

Revenues

We currently derive all sales, cost of product sales and gross profit from our Commercial segment. For the three months ended March 31, 2007, total revenues increased 92%, or $8.8 million, to $18.3 million as compared to $9.5 million for the comparable period in 2006. This increase is attributable to increased volume and average selling prices. For the three months ended March 31, 2007, increased oven sales to non-Subway customers combined with increased sales of parts and consumables accounted for an increase of $9.3 million in product revenues. Subway sales accounted for 20% and 44% of our total revenues during the three months ended March 31, 2007 and 2006, respectively. Sales to two non-Subway customers accounted for 41% of our total revenues during the three months ended March 31, 2007. Subway will continue to be an important contributor to our revenues as we supply ovens for new stores and as existing stores evaluate their needs for additional ovens, however, we expect Subway sales as a percentage of our total revenues to continue to decline as our customer base continues to expand.

Royalty and services revenue, which consists principally of revenue from licensing our technology to third parties, was $392,000 for the three months ended March 31, 2007, as compared to $429,000 for the comparable period in 2006. We expect further diminution in services revenue as the resources which generate this revenue are repurposed to support our commercial oven business and to benefit our residential speed cook oven initiative.

Cost of Product Sales and Gross Profit

We currently derive all sales, cost of product sales and gross profit from our Commercial segment. For the three months ended March 31, 2007, cost of product sales was $11.5 million, an increase of $4.9 million, compared to $6.6 million for the comparable period in 2006. The variability in cost of product sales was due primarily to the number of ovens sold. As a percentage of product sales, cost of product sales for the three months ended March 31, 2007 was 64% versus 73% for the comparable period in 2006. The improvement from 2006 to 2007 is due to higher sales volumes, improved margins on service agreements and the positive benefits of the sales mix in the quarter.

For the three months ended March 31, 2007, gross profit on product sales was $6.4 million, an increase of $3.9 million, compared to gross profit on product sales of $2.5 million for the comparable period in 2006. The variability in the gross profit on product sales was due primarily to the increase in the number of ovens sold. Gross profit on product sales as a percentage of product sales revenue increased for the three months ended March 31, 2007 due to improved sales mix resulting in higher average selling prices.

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

For the three months ended March 31, 2007, research and development expenses increased 28%, or $328,000, to $1.5 million as compared to $1.2 million for the comparable period in 2006. The net increase was primarily attributable to an expanded scope of research activities in our Commercial segment related to the development of new oven lines and, to a lesser extent, an increase in the Residential segment related to the development and launch of our new residential speed cook ovens.

The following table quantifies the net increase in research and development expenses over periods presented (in thousands):
Increase in Research and Development Expenses for the Three Months Ended March 31, 2006 to 2007
General and administrative expenses	$197
Payroll and related expenses	114
Design, prototype and other related expenses	17
Total increase	$328

We believe that research and development expenses for 2007 will approximate 2006 levels, as we continue our development efforts for residential speed cook ovens and related products and for new commercial ovens planned for introduction in late 2007.

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

SG&A expenses increased 49%, or $3.4 million, to $10.3 million for the three months ended March 31, 2007 as compared to $6.9 million for the comparable period in 2006. Selling, marketing and related expenses increased $1.7 million, primarily due to increased marketing and advertising expenses in the Residential segment related to the launch of our new residential oven, increased Commercial segment marketing and advertising and increased manufacturing representative commissions as a result of increased oven sales. Payroll and related expenses increased by $694,000 across all segments primarily due to increased headcount. Legal and professional fees increased $691,000 due to fees incurred in relation to the Company’s review of its stock option grants and practices.

The following table quantifies the net increase in general and administrative expenses for the periods presented (in thousands):
Increase (Decrease) in General and Administrative Expenses for the Three Months Ended March 31, 2006 to 2007
Selling, marketing and related expenses	$1,712
Payroll and related expenses	694
Legal and professional fees	691
Rent and occupancy costs	174
Depreciation and amortization	59
Restructuring charges	41
Other	(8)
Total increase	$3,363

For the remainder of 2007, we expect to augment our SG&A infrastructure in our Residential segment in contemplation of the launch of our residential speed cook oven products as the marketing and promotion plans are finalized and the product launch is executed; however, the extent of the investment required to launch this new product in, what will be to us, a new market is difficult to quantify. We also expect increased sales and marketing expenses in 2007 in our Commercial segment as compared to 2006 due to an expected increase in commissions as a result of higher forecasted sales and an increase in the volume of sales generated by our networks of manufacturer's representatives and food equipment distributors.

Net Other Income

Net other income for the three months ended March 31, 2007 was $65,000 as compared to $258,000 for the comparable period in 2006 primarily due to decreased interest income and increased interest expense as a result of the Global acquisition.

Liquidity and Capital Resources

Our capital requirements in connection with our product and technology development and marketing efforts have been significant. In light of the planned launch of our residential speed cook ovens, the capital requirements for these efforts likely will continue to be significant.

Our management anticipates that our existing cash, credit availability and anticipated future cash flows from operations provide sufficient liquidity for us to execute our business plan and expand our business as needed in the near term. Additionally, we renewed our credit facility with Bank of America through February 28, 2008. This facility provides stand-by credit availability to augment the cash flow anticipated from operations. However, should the launch of our residential speed cook oven products or a significant increase in demand for commercial products engender significant expansion of our operations, we may require additional capital in future periods.

Cash used in operating activities was $3.3 million for the three months ended March 31, 2007 as compared to $6.3 million for the comparable period in 2006. Net cash used in operating activities for the three months ended March 31, 2007 resulted from our net loss of $(4.9) million less non-cash charges of $1.3 million (principally depreciation and amortization) and a decreased investment in working capital of $309,000. The change in working capital items included an increase in accrued expenses and warranty and cash used to reduce accounts payable. Net cash used in operating activities for the three months ended March 31, 2006 resulted from our net loss of $(4.9) million less non-cash charges of $1.0 million (principally depreciation and amortization) offset by an increased investment in working capital of $2.4 million.

Cash used in investing activities for the three months ended March 31, 2007 was $167,000 compared to $923,000 for the comparable period in 2006. Net cash used in investing activities resulted principally from capital expenditures in tooling and equipment for our Residential segment. We anticipate capital expenditures of approximately $1.5 million during 2007, including anticipated capital expenditures in connection with the introduction of our residential oven. We anticipate funding these expenditures from working capital.

Cash provided by financing activities for the three months ended March 31, 2007 was $241,000 compared to $371,000 for the comparable period in 2006 due to decreased proceeds from the exercise of stock options and warrants.

At March 31, 2007, we had cash and cash equivalents of $16.4 million and working capital of $21.8 million as compared to cash and cash equivalents of $19.7 million and working capital of $25.7 million at December 31, 2006.

Contractual Cash Obligations

As of March 31, 2007, our future contractual cash obligations are as follows (in thousands):

	Payments Due By Period
	Total	April - December 2007		2008		2009	2010	2011	Thereafter
Installment Payments for Covenants Not-to-Compete	$2,665	$1,335		$1,330		$--	$--	$--	$--
Installment Payments for Contingent Consideration Due Under Asset Purchase Agreement	5,333	2,668	*	2,665	*	--	--	--	--
Operating Leases	4,813	888		1,130		956	613	613	613

Total	$12,811	$4,891		$5,125		$956	$613	$613	$613
* 62% of this obligation is to be settled by issuance of common stock

We believe that existing working capital and cash flow from operations, together with availability under our credit facility with Bank of America, will provide sufficient cash flow to meet our contractual obligations. We intend to seek financing for any amounts that we are unable to pay from operating cash flows. Financing alternatives are routinely evaluated to determine their practicality and availability in order to provide us with additional funding at the least possible cost.

We believe that our existing cash, credit availability and anticipated future cash flows from operations will be sufficient to fund our working capital and capital investment requirements for the next twelve months and a reasonable period of time thereafter.

Authoritative Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes .  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109.  This interpretation clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise's financial statements.  The interpretation would require us to review all tax positions accounted for in accordance with SFAS No. 109 and apply a more-likely-than-not recognition threshold.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  Subsequent recognition, de-recognition, and measurement is based on management's best judgment given the facts, circumstances and information available at the reporting date.  FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the requirements of this statement as of January 1, 2007. The adoption of FIN 48 did not have a material effect on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedure

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

We believe the control deficiencies and related material weakness that existed in prior years and at December 31, 2006 related to our stock option granting practices have been resolved by the filing of our Form 10-K for the year ended December 31, 2006. In order to further enhance our internal controls, management recommended the following enhancements to our equity compensation granting policies and procedures to the Compensation Committee of the Board of Directors, all of which were approved and implemented by us in the first quarter of 2007:

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

Except for the corrective actions noted above, there were no other changes that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, see Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBITS

10.1*	2007 Incentive-Based Compensation Plan

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment of the omitted portions under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TURBOCHEF TECHNOLOGIES, INC.

By:	/s/ James A. Cochran
James A. Cochran Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: September 21 , 2007