Form 10-Q
period 2007-06-30
TURBOCHEF TECHNOLOGIES INC
filed 2007-09-24
CIK 916545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter ended June 30, 2007

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

TURBOCHEF TECHNOLOGIES, INC.

 PART 1.   FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2007	December 31, 2006
Assets:

Current assets:
Cash and cash equivalents	$16,238	$19,675
Accounts receivable, net of allowance of $203 and $162	15,015	11,001
Other receivables	726	2,771
Inventory, net	11,407	11,311
Prepaid expenses	2,178	2,128
Total current assets	45,564	46,886

Property and equipment, net	7,394	7,944
Developed technology, net of accumulated amortization of $2,511 and $2,107	5,560	5,963
Goodwill	5,934	5,934
Covenant not-to-compete, net of accumulated amortization of $1,006 and $726	4,594	4,874
Other assets	173	174

Total assets	$69,219	$71,775

Liabilities and Stockholders' Equity:

Current liabilities:
Accounts payable	$13,140	$9,200
Accrued expenses	5,281	3,103
Future installments due on covenants not-to-compete and additional consideration for assets acquired	3,932	3,793
Deferred revenue	3,757	2,977
Accrued warranty	2,718	1,889
Deferred rent	247	247
Total current liabilities	29,075	21,209

Future installments due on covenants not-to-compete and additional consideration for assets acquired, non-current	3,682	3,550
Deferred rent, non-current	1,096	1,218
Other liabilities	94	93

Total liabilities	33,947	26,070

Commitments and contingencies

Stockholders' equity:
Preferred stock, $1 par value, authorized 5,000,000 shares, 0 shares issued	--	--
Preferred membership units exchangeable for shares of TurboChef common stock	384	384
Common stock, $.01 par value, authorized 100,000,000 shares, issued 29,249,319 and 29,197,145 shares at June 30, 2007 and December 31, 2006, respectively	292	292
Additional paid-in capital	170,823	169,821
Accumulated deficit	(136,227)	(124,792)
Total stockholders' equity	35,272	45,705

Total liabilities and stockholders' equity	$69,219	$71,775

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues:
Product sales	$22,726	$10,165	$40,665	$19,272
Royalties and services	242	329	634	758
Total revenues	22,968	10,494	41,299	20,030

Costs and expenses:
Cost of product sales	13,931	7,270	25,464	13,907
Research and development expenses	1,379	991	2,866	2,150
Selling, general and administrative expenses	14,196	7,502	24,489	14,473
Restructuring costs	--	--	--	(41)
Total costs and expenses	29,506	15,763	52,819	30,489

Operating loss	(6,538)	(5,269)	(11,520)	(10,459)

Other income (expense):
Interest income	180	355	401	724
Interest expense and other	(160)	(73)	(316)	(184)
	20	282	85	540
Net loss	$(6,518)	$(4,987)	$(11,435)	$(9,919)

Per share data:
Net loss per share - basic and diluted	$(0.22)	$(0.17)	$(0.39)	$(0.35)
Weighted average number of common shares outstanding - basic and diluted	29,247,657	28,765,080	29,235,610	28,715,846

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(11,435)	$(9,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,911	1,822
Amortization of deferred rent	(121)	(122)
Amortization of deferred loan costs and non-cash interest	298	153
Non-cash compensation expense	689	96
Provision for doubtful accounts	272	180
Other	--	8
Changes in operating assets and liabilities:
Accounts receivable	(4,286)	1,056
Inventories	(327)	1,007
Prepaid expenses and other assets	1,968	47
Accounts payable and other payables	3,940	(2,167)
Accrued expenses and warranty	3,006	(1,200)
Deferred revenue	781	(948)
Net cash used in operating activities	(3,304)	(9,987)

Cash flows from investing activities:
Purchases of property and equipment, net	(421)	(2,433)
Net cash used in investing activities	(421)	(2,433)

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	313	654
Payment of deferred loan costs	(25)	(25)
Net cash provided by financing activities	288	629

Net decrease in cash and cash equivalents	(3,437)	(11,791)
Cash and cash equivalents at beginning of period	19,675	40,098
Cash and cash equivalents at end of period	$16,238	$28,307

NON CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in exchange for Enersyst preferred membership units	$-	$542

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$16	$24
Cash paid for income taxes	--	--

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

The condensed consolidated financial statements of the Company as of June 30, 2007 and 2006 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have not been audited by independent registered public accountants. In the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these statements unless significant changes have taken place since the end of the Company's most recent fiscal year. The Company's December 31, 2006 consolidated balance sheet was derived from audited financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, but does not include all disclosures required by GAAP. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the aforementioned Form 10-K. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Currently, acquired developed technology and covenants not-to-compete are both amortized using the straight-line method over estimated useful lives of 10 years, and the Company recorded $342,000, in the aggregate, of amortization expense for the three months ended June 30, 2007 and 2006 and $684,000 for the six months ended June 30, 2007 and 2006 for these long-lived intangible assets. Annual amortization for each of the next five years will approximate $1.4 million.

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

The effect of potentially dilutive stock options and warrants is calculated using the treasury stock method. For the three and six months ended June 30, 2007 the potentially dilutive securities include options, warrants and restricted stock units, convertible into 3.8 million shares of common stock; Enersyst Development Center, LLC (“Enersyst”) preferred membership units exchangeable for 37,000 shares of common stock and an indeterminate number of shares issuable in the future to settle the equity portion of the Company’s liability for additional consideration due under an asset acquisition agreement, all of which were excluded from the calculation of shares applicable to loss per share, because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2006 the potentially dilutive securities included options, warrants and restricted stock units, which were convertible into 3.6 million shares of common stock and Enersyst preferred membership units exchangeable for 41,000 shares of common stock, all of which were excluded from the calculation of shares applicable to loss per share because their inclusion would have been anti-dilutive.

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

During the six months ended June 30, 2007, the Company issued 545,000 restricted stock units to certain employees. These restricted stock units had a weighted average fair value of $15.20 per unit and the aggregate fair value was $8.3 million. The fair value of these awards was based upon the market price of the underlying common stock as of the date of grant. All of these awards vest over a five-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, these shares could vest earlier in the event of a change in control, merger or other acquisition, or upon termination for disability or death. The shares of common stock will be issued at vesting.  As of June 30, 2007, 628,000 restricted stock units have been issued by the Company. Stock-based compensation expense related to these awards was $545,000 and $689,000 for the three and six months ended June 30, 2007, of which $46,000 is included in research and development expenses, $4,000 is included in cost of sales, and the remainder is included in selling, general and administrative expenses for both periods. Selling, general and administrative expenses for the three and six months ended June 30, 2006, include $96,000 recognized as stock-based compensation expense for these awards.  At June 30, 2007, the unrecognized compensation expense related to these restricted stock awards is $8.3 million with a remaining weighted average life of 2.5 years.

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

NOTE 4.  INVENTORY

Inventory consists of the following (in thousands):

	June 30, 2007	December 31, 2006

Parts inventory, net	$5,835	$6,933
Finished goods – ovens	5,349	4,154
Demonstration inventory, net	223	224
	$11,407	$11,311

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	Estimated Useful Lives (Years)	June 30, 2007	December 31, 2006

Tooling and equipment	3-7	$6,800	$6,471
Furniture and fixtures	5	1,403	1,369
Leasehold improvements	5-7.5	3,102	3,044
		11,305	10,884
Less accumulated depreciation and amortization		(3,911)	(2,940)
		$7,394	$7,944

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

An analysis of changes in the liability for product warranty claims is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Balance at beginning of period	$2,223	$1,815	$1,889	$2,482
Provision for warranties	952	514	1,955	1,460
Warranty expenditures	(457)	(943)	(1,126)	(2,556)

Balance at end of period	$2,718	$1,386	$2,718	$1,386

NOTE 7. INCOME TAXES

In preparing its financial statements, the Company estimates income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. In addition, as of June 30, 2007, the Company had net operating losses (“NOLs”) of approximately $101.9 million, of which $23.7 million are subject to annual limitations resulting from the change in control provisions in Section 382 of the Internal Revenue Code. These NOLs begin to expire in 2011. A valuation allowance is recorded to reduce net deferred income tax assets to the amount that is more likely than not to be realized. Based on its history of losses, the Company recorded a valuation allowance as of June 30, 2007, equal to the full amount of net deferred income tax assets including those related to NOLs.

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

NOTE 8. STOCKHOLDER'S EQUITY

The Company issued an aggregate of 545,000 restricted stock units to certain employees in the six months ended June 30, 2007.

A summary of restricted stock unit (RSU) activity follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value

Balance at January 1, 2007	77,826	$12.82
RSUs granted	545,000	15.20
RSUs vested	(3,826)	13.08
RSUs forfeited	(2,500)	15.20
Balance at June 30, 2007	616,500	$14.91

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

Information about the Company's operations by operating segment follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Commercial:
Revenues	$22,968	$10,494	$41,299	$20,030
Net income (loss)	3,087	(957)	4,487	(2,081)
Residential:
Revenues	$--	$--	$--	$--
Net loss	(3,935)	(2,145)	(6,973)	(3,960)
Corporate:
Revenues	$--	$--	$--	$--
Net loss	(5,670)	(1,885)	(8,949)	(3,878)
Totals:
Revenues	$22,968	$10,494	$41,299	$20,030
Net loss	(6,518)	(4,987)	(11,435)	(9,919)

Through June 30, 2007, the Company derived all of its revenues from the sale of ovens in the Commercial segment. The Company does not have significant assets outside of the United States. Commercial segment revenues by geographic region for the three and six months ended June 30 is as follows (in thousands):

REGION	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
North America	$19,620	$8,665	$34,936	$15,784
Europe and Asia	3,348	1,829	6,363	4,246
Totals	$22,968	$10,494	$41,299	$20,030

The Company is generally subject to the financial condition of commercial food service operators and related equipment providers; however, management does not believe that there is significant credit risk with respect to trade receivables. For the three months ended June 30, 2007 and 2006, 66% and 44% of the Company's sales were made to three and one customers, respectively. For the six months ended June 30, 2007 and 2006, 64% and 44% of the Company’s sales were made to three and one customers, respectively. As of June 30, 2007, 38% of the outstanding accounts receivable were related to one customer.

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

Our financial results in 2007 as compared to 2006 reflect our efforts to expand our non-Subway customer base, continue to perform under our supply agreement with the Subway system, continue to reduce our cost of product sales as a percentage of revenues, and develop and launch our residential oven and market strategy. The Subway relationship has been and should continue to be a meaningful contributor to future revenues. Demand for equipment will continue from this major customer as new Subway restaurants are opened and existing restaurants seek additional ovens. In 2006 we continued our sales efforts on expanding our customer base beyond the Subway system and successfully reduced the percentage of Subway sales to total revenues from 58% in 2005 to 35% in 2006.  For the three and six months ended June 30, 2007, these efforts resulted in significant sales to two additional major customers other than Subway. In 2007, we will also continue to focus on increasing the profitability of commercial products, introducing our residential oven products and developing enabling strategies.

The following sets forth, as a percentage of revenue, consolidated statements of operations data for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	100%	100%	100%	100%
Cost of product sales	61	69	62	69
Research and development expenses	6	9	7	11
Selling, general and administrative expenses	61	72	59	72
Total costs and expenses	128	150	128	152

Operating loss	(28)	(50)	(28)	(52)
Interest income	1	3	1	4
Interest expense and other	(1)	(1)	(1)	(1)
Total other income, net	--	2	--	3
Net loss	(28)%	(48)%	(28)%	(49)%

We have observed the following trends and events that are likely to have an impact on our financial condition and results of operations in the future:

·
During the three and six months ended June 30, 2007, our non-Subway product sales increased $12.9 million, or 231%, from $5.5 million to $18.4 million, and $22.2 million, or 211%, from $10.5 million to $32.7 million, over the comparable periods in 2006, respectively. We expect our non-Subway revenue to continue to increase in 2007. Two customers other than Subway accounted for 47% and 44% of our total revenues during the three and six months ended June, 2007.

·
Subway sales accounted for 19% and 44% of our total revenues during the three months ended June 30, 2007 and 2006, respectively. Subway sales accounted for 19% and 44% of our total revenues during the six months ended June 30, 2007 and 2006, respectively. We expect Subway to be a meaningful contributor to future revenues, however, we expect Subway sales as a percentage of our total revenues to continue to decline as our customer base continues to expand.

·
In the second quarter of 2007 compared to the first quarter of 2007, our gross margin percentage improved to 39% from 37%.  The improvement in gross margin is attributable to higher sales volumes, improved margin on service agreements and the positive benefits of the sales mix in the quarter. We expect gross profit percentages to remain at these levels through the remainder of 2007.

·	During the second quarter of 2007, we continued to invest in the development of our residential oven and commercial ovens and expect this trend to continue through the remainder of 2007.

·
During the three months ended June 30, 2007, we increased our selling, general and administrative expenses, excluding depreciation and amortization, by $6.6 million from the comparable period in 2006. During the six months ended June 30, 2007, we increased our selling, general and administrative expenses, excluding depreciation and amortization, by $9.9 million from the comparable period in 2006. These increases are the result of increased legal and professional costs related to the Company’s review of its stock option grants and practices and increased selling, marketing and related expenses. We continue to expect increases in 2007 as compared to 2006, primarily due to increased marketing costs related to the residential product launch.

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

During the six months ended June 30, 2007, we issued 545,000 restricted stock units to certain employees. These restricted stock units had a weighted average fair value of $15.20 per unit and the aggregate fair value was $8.3 million. The fair value of these awards was based upon the market price of the underlying common stock as of the date of grant. All of these awards vest over a five-year period from the date of grant, provided the individual remains in our employ or service as of the vesting date. Additionally, these shares could vest earlier in the event of a change in control, merger or other acquisition, or upon termination for disability or death. The shares of common stock will be issued at vesting.  As of June 30, 2007, we have issued 628,000 restricted stock units. Stock-based compensation expense related to these awards was $545,000 and $689,000 for the three and six months ended June 30, 2007, of which $46,000 is included in research and development expenses, $4,000 is included in cost of sales, and the remainder is included in selling, general and administrative expenses for both periods. Selling, general and administrative expenses for the three and six months ended June 30, 2006, include $96,000 recognized as stock-based compensation expense for these awards.  At June 30, 2007, the unrecognized compensation expense related to these restricted stock awards is $8.3 million with a remaining weighted average life of 2.5 years.

Deferred Income Taxes

In preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. In addition, as of June 30, 2007, we have net operating losses (“NOLs”) of approximately $101.9 million, of which $23.7 million are subject to annual limitations resulting from the change in control provisions in Section 382 of the Internal Revenue Code. These NOLs begin to expire in 2011.

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

Results of Operations

Revenues

We currently derive all sales, cost of product sales and gross profit from our Commercial segment. For the three months ended June 30, 2007, total revenues increased 119%, or $12.5 million, to $23.0 million as compared to $10.5 million for the comparable period in 2006. This increase is attributable to increased volume and average selling prices. For the three months ended June 30, 2007, increased oven sales to non-Subway customers combined with increased sales of parts and consumables accounted for an increase of $12.9 million in product revenues. Subway sales accounted for 19% and 44% of our total revenues during the three months ended June 30, 2007 and 2006, respectively.  Sales to two non-Subway customers accounted for 47% of our total revenues during the three months ended June 30, 2007.  Subway will continue to be an important contributor to our revenues as we supply ovens for new stores and as existing stores evaluate their needs for additional ovens, however, we expect Subway sales as a percentage of our total revenues to continue to decline as our customer base continues to expand.

For the six months ended June 30, 2007, total revenues increased 106%, or $21.3 million, to $41.3 million as compared to $20.0 million for the comparable period in 2006. This increase is attributable to increased volume and average selling prices. For the six months ended June 30, 2007, increased oven sales to non-Subway customers combined with increased sales of parts and consumables accounted for an increase of $22.2 million in product revenues. Subway sales accounted for 19% and 44% of our total revenues during the six months ended June 30, 2007 and 2006, respectively.  Sales to two non-Subway customers accounted for 44% of our total revenues during the six months ended June 30, 2007.

Royalty and services revenue, which consists principally of revenue from licensing our technology to third parties, was $242,000 and $634,000 for the three and six months ended June 30, 2007, respectively, as compared to $329,000 and $758,000 for the comparable periods in 2006. We expect further diminution in services revenue as the resources which generate this revenue are repurposed to support our commercial oven business and to benefit our residential speed cook oven initiative.

Cost of Product Sales and Gross Profit

We currently derive all sales, cost of product sales and gross profit from our Commercial segment. For the three months ended June 30, 2007, cost of product sales was $13.9 million, an increase of $6.6 million, compared to $7.3 million for the comparable period in 2006. For the six months ended June 30, 2007, cost of product sales was $25.5 million, an increase of $11.6 million, compared to $13.9 million for the comparable period in 2006. The variability in cost of product sales was due primarily to the number of ovens sold.  As a percentage of product sales, cost of product sales for the three and six months ended June 30, 2007 was 61% and 63%, respectively, versus 72% for the comparable periods in 2006.  The improvement from 2006 to 2007 is due to higher sales volumes, improved margins on service agreements and the positive benefits of the sales mix in the quarter.

For the three months ended June 30, 2007, gross profit on product sales was $8.8 million, an increase of $5.9 million, compared to gross profit on product sales of $2.9 million for the comparable period in 2006. For the six months ended June 30, 2007, gross profit on product sales was $15.2 million, an increase of $9.8 million, compared to gross profit on product sales of $5.4 million for the comparable period in 2006. The variability in the gross profit on product sales was due primarily to the number of ovens sold.  Gross profit on product sales as a percentage of product sales revenue increased for the three and six months ended June 30, 2007 as compared to the comparable periods in 2006 due to improved sales mix resulting in higher average selling prices.

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

For the three months ended June 30, 2007, research and development expenses increased 39%, or $388,000, to $1.4 million as compared to $1.0 million for the comparable period in 2006. For the six months ended June 30, 2007, research and development expenses increased 33%, or $716,000, to $2.9 million as compared to $2.2 million for the comparable period in 2006. The net increase in the two periods was primarily attributable to an expanded scope of research activities in our Commercial segment related to the development of new oven lines and, to a lesser extent, an increase in the Residential segment related to the development and launch of our new residential speed cook ovens.

The following table quantifies the net increase in research and development expenses over periods presented (in thousands):

	Increase in Research and Development Expenses for the Three Months Ended June 30, 2006 to 2007	Increase in Research and Development Expenses for the Six Months Ended June 30, 2006 to 2007
General and administrative expenses	$156	$353
Payroll and related expenses	140	254
Design, prototype and other related expenses	92	109
Total increase	$388	$716

We believe that research and development expenses for 2007 will approximate 2006 levels, as we continue our development efforts for new commercial ovens planned for introduction in late 2007 and for residential speed cook ovens and related products.

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

SG&A expenses increased 89%, or $6.7 million, to $14.2 million for the three months ended June 30, 2007 as compared to $7.5 million for the comparable period in 2006. Selling, marketing and related expenses increased $2.5 million, primarily due to increased marketing and advertising expenses in the Residential segment related to the launch of our new residential oven, increased Commercial segment marketing and advertising and increased manufacturing representative commissions as a result of increased oven sales. Legal and professional fees increased $3.3 million due to fees incurred in relation to the Company’s review of its stock option grants and practices. Payroll and related expenses increased by $889,000 across all segments primarily due to increased headcount.

SG&A expenses increased 70%, or $10.1 million, to $24.5 million for the six months ended June 30, 2007 as compared to $14.4 million for the comparable period in 2006. Selling, marketing and related expenses increased $4.2 million, primarily due to increased marketing and advertising expenses in the Residential segment related to the launch of our new residential oven, increased Commercial segment marketing and advertising and increased manufacturing representative commissions as a result of increased oven sales. Legal and professional fees increased $4.0 million due to fees incurred in relation to the Company’s review of its stock option grants and practices. Payroll and related expenses increased by $1.6 million across all segments primarily due to increased headcount.

The following table quantifies the net increase in general and administrative expenses for the periods presented (in thousands):

	Increase (Decrease) in General and Administrative Expenses for the Three Months Ended June 30, 2006 to 2007	Increase in General and Administrative Expenses for the Six Months Ended June 30, 2006 to 2007
Selling, marketing and related expenses	$2,510	$4,179
Legal and professional fees	3,269	3,959
Payroll and related expenses	889	1,584
Rent and occupancy costs	9	172
Depreciation and amortization	30	89
Restructuring charges	--	41
Other	(13)	33
Total increase	$6,694	$10,057

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

Net Other Income

Net other income for the three and six months ended June 30, 2007 was $20,000 and $85,000 as compared to $282,000 and $540,000 for the comparable periods in 2006, respectively, primarily due to decreased interest income and increased interest expense as a result of the Global acquisition.

Liquidity and Capital Resources

Our capital requirements in connection with our product and technology development and marketing efforts have been significant. In light of the planned launch of our residential speed cook ovens, the capital requirements for these efforts likely will continue to be significant.

Our management anticipates that our existing cash, credit availability and anticipated future cash flows from operations will provide sufficient liquidity for us to execute our business plan and expand our business as needed in the near term. We renewed our credit facility with Bank of America through February 28, 2008. This facility provides stand-by credit availability to augment the cash flow anticipated from operations. However, should the launch of our residential speed cook oven products or a significant increase in demand for commercial products engender significant expansion of our operations, we may require additional capital in future periods.

Cash used in operating activities was $3.3 million for the six months ended June 30, 2007 as compared to $10.0 million for the comparable period in 2006. Net cash used in operating activities for the six months ended June 30, 2007 resulted from our net loss of $(11.4) million less non-cash charges of $3.0 million (principally depreciation and amortization) and a decreased investment in working capital of $5.1 million. The change in working capital items included an increase in accounts payable and accrued expenses and warranty and cash used to increase accounts receivable. Net cash used in operating activities for the six months June 30, 2006 resulted from our net loss of $(9.9) million less non-cash charges of $2.1 million (principally depreciation and amortization) offset by an increased investment in working capital of $2.2 million.

Cash used in investing activities for the six months ended June 30, 2007 was $421,000 compared to $2.4 million for the comparable period in 2006. Net cash used in investing activities resulted principally from capital expenditures in tooling and equipment for our Residential segment. We anticipate capital expenditures of approximately $1.5 million during 2007, including anticipated capital expenditures in connection with the introduction of our residential oven. We anticipate funding these expenditures from working capital.

Cash provided by financing activities for the six months ended June 30, 2007 was $288,000 compared to $629,000 for the comparable period in 2006 due to decreased proceeds from the exercise of stock options and warrants.

At June 30, 2007, we had cash and cash equivalents of $16.2 million and working capital of $16.5 million as compared to cash and cash equivalents of $19.7 million and working capital of $25.7 million at December 31, 2006.

Contractual Cash Obligations

As of June 30, 2007, our future contractual cash obligations are as follows (in thousands):

	Payments Due By Period
	Total	July – December 2007		2008		2009	2010	2011	Thereafter
Installment Payments for Covenants Not-to-Compete	$2,665	$1,335		$1,330		$--	$--	$--	$--
Installment Payments for Contingent Consideration Due Under Asset Purchase Agreement	5,333	2,668	*	2,665	*	--	--	--	--
Operating Leases	4,500	575		1,130		956	613	613	613

Total	$12,498	$4,578		$5,125		$956	$613	$613	$613
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

Dated: September 21, 2007