Form 10-Q
period 2007-09-30
TURBOCHEF TECHNOLOGIES INC
filed 2007-11-06
CIK 916545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter ended September 30, 2007

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

Large Accelerated Filer   ☐   Accelerated Filer   ☒   Non-Accelerated Filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES     ☐       NO     ☒

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at November 1, 2007
Common Stock, $0.01 Par Value	29,387,668

TURBOCHEF TECHNOLOGIES, INC.

 PART 1.   FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2007	December 31, 2006
Assets:

Current assets:
Cash and cash equivalents	$14,241	$19,675
Accounts receivable, net of allowance of $241 and $162	31,556	11,001
Other receivables	2,195	2,771
Inventory, net	13,125	11,311
Prepaid expenses	1,695	2,128
Total current assets	62,812	46,886

Property and equipment, net	7,042	7,944
Developed technology, net of accumulated amortization of $2,712 and $2,107	5,358	5,963
Goodwill	5,934	5,934
Covenant not-to-compete, net of accumulated amortization of $1,146 and $726	4,454	4,874
Other assets	253	174

Total assets	$85,853	$71,775

Liabilities and Stockholders' Equity:

Current liabilities:
Accounts payable	$19,944	$9,200
Accrued expenses	7,073	3,103
Future installments due on covenants not-to-compete and additional consideration for assets acquired	6,081	3,793
Amounts outstanding under credit facility	9,000	--
Deferred revenue	5,640	2,977
Accrued warranty	1,173	1,889
Deferred rent	247	247
Total current liabilities	49,158	21,209

Future installments due on covenants not-to-compete and additional consideration for assets acquired, non-current	--	3,550
Deferred rent, non-current	1,035	1,218
Other liabilities	94	93

Total liabilities	50,287	26,070

Commitments and contingencies

Stockholders' equity:
Preferred stock, $1 par value, authorized 5,000,000 shares, 0 shares issued	--	--
Preferred membership units exchangeable for shares of TurboChef common stock	384	384
Common stock, $.01 par value, authorized 100,000,000 shares, issued 29,375,367 and 29,197,145 shares at September 30, 2007
and December 31, 2006, respectively	294	292
Additional paid-in capital	172,879	169,821
Accumulated deficit	(137,991)	(124,792)
Total stockholders' equity	35,556	45,705

Total liabilities and stockholders' equity	$85,853	$71,775

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues:
Product sales	$32,247	$13,120	$72,912	$32,392
Royalties and services	246	281	880	1,039
Total revenues	32,493	13,401	73,792	33,431

Costs and expenses:
Cost of product sales	19,579	8,349	45,043	22,256
Research and development expenses	1,101	1,163	3,967	3,313
Purchased research and development	--	7,665	--	7,665
Selling, general and administrative expenses	13,665	7,123	38,154	21,596
Restructuring costs	--	--	--	(41)
Total costs and expenses	34,345	24,300	87,164	54,789

Operating loss	(1,852)	(10,899)	(13,372)	(21,358)

Other income (expense):
Interest income	160	332	561	1,056
Interest expense and other	(72)	(101)	(388)	(285)
	88	231	173	771
Net loss	$(1,764)	$(10,668)	$(13,199)	$(20,587)

Per share data:
Net loss per share - basic and diluted	$(0.06)	$(0.37)	$(0.45)	$(0.72)
Weighted average number of common shares outstanding - basic and diluted	29,274,530	28,835,787	29,248,970	28,757,093

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(13,199)	$(20,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Purchased research and development	--	7,665
Depreciation and amortization	2,906	2,821
Amortization of deferred rent	(183)	(183)
Amortization of deferred loan costs and non-cash interest	321	250
Non-cash compensation expense	1,225	160
Provision for doubtful accounts	302	95
Other	11	8
Changes in operating assets and liabilities:
Accounts receivable	(20,868)	(1,126)
Inventories	(2,184)	123
Prepaid expenses and other assets	981	165
Accounts payable and other payables	10,745	1
Accrued expenses and warranty	3,254	(1,204)
Deferred revenue	2,663	(207)
Net cash used in operating activities	(14,026)	(12,019)

Cash flows from investing activities:
Purchases of property and equipment, net	(571)	(2,876)
Net cash used in investing activities	(571)	(2,876)

Cash flows from financing activities:
Borrowings under credit facility	9,000	--
Proceeds from the exercise of stock options and warrants	313	724
Payment of deferred loan costs	(150)	(25)
Net cash provided by financing activities	9,163	699

Net decrease in cash and cash equivalents	(5,434)	(14,196)
Cash and cash equivalents at beginning of period	19,675	40,098
Cash and cash equivalents at end of period	$14,241	$25,902

NON CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for acquisition of intangible assets	$1,520	$1,871

Issuance of common stock in exchange for Enersyst preferred membership units	$--	$554

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$28	$29
Cash paid for income taxes	--	--

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

TurboChef Technologies, Inc. (the “Company”) was incorporated in 1991 and became a Delaware corporation in 1993. The Company is a leading provider of equipment, technology and services focused on the high speed preparation of food products. The Company's customizable speed cook ovens, the C3, the Tornado and the High h Batch, cook food products at high speeds with food quality comparable, and in many cases superior, to conventional heating methods. Through 2005, the Company's primary markets were with commercial food service operators throughout North America, Europe and Australia and management believes that, for 2005 and prior, the Company operated in one primary business segment. However, during 2005, the Company took several steps designed to take its technologies to residential consumers, including market research, related industrial design research and product development and exploration of distribution channels for a proposed residential oven product line. The launch of the residential product line created an additional business segment for the Company of which the recently introduced 30” Double Wall Oven is the inaugural product offering.

The condensed consolidated financial statements of the Company as of September 30, 2007 and 2006 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have not been audited by independent registered public accountants. In the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these statements unless significant changes have taken place since the end of the Company's most recent fiscal year. The Company's December 31, 2006 consolidated balance sheet was derived from audited financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, but does not include all disclosures required by GAAP. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the aforementioned Form 10-K. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

REVENUE RECOGNITION

Revenue from product sales are recognized when no significant vendor obligation remains, title to the product passes (depending on terms, either upon shipment or delivery), and the customer has the intent and ability to pay in accordance with contract payment terms that are fixed and determinable. Certain customers may purchase installation services. Revenue from these services are deferred and recognized when the installation service is performed. Royalty revenues are recognized based on the sales dates of licensees' products and service revenues are recorded based on attainment of scheduled performance milestones. Certain customers may purchase extended warranty coverage for a one-year period. Revenue from these extended warranties is deferred and recognized in product sales on a straight-line basis over the extended warranty term.

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

COST OF PRODUCT SALES

Cost of product sales is calculated based upon the cost of the oven, the cost of any accessories supplied with the oven, an allocation of cost for applicable delivery, duties and taxes and a warranty provision. Cost of product sales also includes cost of replacement parts and accessories and cost of labor, parts and payments to third party service agents in connection with fulfilling extended warranty contracts. The Company compares expected expenditures on extended warranty contracts to the deferred revenue over the remaining life of the contracts, and if the expenditures are anticipated to be greater than the remaining deferred revenue the Company records a charge to cost of product sales for the difference. Cost of product sales does not include any cost allocation for administrative and technical support services required to deliver or install the oven or an allocation of costs associated with the quality control of the Company's contract manufacturers. These costs are recorded within selling, general and administrative expenses. Cost of product sales also does not attribute any allocation of compensation or general and administrative expenses to royalty and services revenues.

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

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Currently, acquired developed technology and covenants not-to-compete are both amortized using the straight-line method over estimated useful lives of 10 years, and the Company recorded $342,000, in the aggregate, of amortization expense for the three months ended September 30, 2007 and 2006 and $1.0 million for the nine months ended September 30, 2007 and 2006 for these long-lived intangible assets. Annual amortization for each of the next five years will approximate $1.4 million.

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

The effect of potentially dilutive stock options and warrants is calculated using the treasury stock method. For the three and nine months ended September 30, 2007 the potentially dilutive securities include options, warrants and restricted stock units, convertible into 3.8 million shares of common stock; Enersyst Development Center, LLC (“Enersyst”) preferred membership units exchangeable for 37,000 shares of common stock and an indeterminate number of shares issuable in the future to settle the equity portion of the Company’s liability for additional consideration due under an asset acquisition agreement, all of which were excluded from the calculation of shares applicable to loss per share, because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2006 the potentially dilutive securities included options, warrants and restricted stock units, which were convertible into 3.6 million shares of common stock and Enersyst preferred membership units exchangeable for 40,000 shares of common stock, all of which were excluded from the calculation of shares applicable to loss per share because their inclusion would have been anti-dilutive.

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

During the nine months ended September 30, 2007, the Company issued 545,000 restricted stock units to certain employees. These restricted stock units had a weighted average fair value of $15.20 per unit and the aggregate fair value was $8.3 million. The fair value of these awards was based upon the closing price on the last trading day before the grant of the award. All of these awards vest over a five-year period, with the initial vesting occurring March 10, 2008 and annually thereafter, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, these shares could vest earlier in the event of a change in control, merger or other acquisition, or upon termination for disability or death. The shares of common stock will be issued at vesting.  As of September 30, 2007, 628,000 restricted stock units have been issued by the Company. Stock-based compensation expense related to these awards was $536,000 and $1.2 million for the three and nine months ended September 30, 2007. For the three months ended September 30, 2007, stock-based compensation expense of $46,000 is included in research and development expenses, $4,000 is included in cost of product sales, and the remainder is included in selling, general and administrative expenses and for the nine months ended September 30, 2007, stock-based compensation expense of $92,000 is included in research and development expenses, $8,000 is included in cost of product sales, and the remainder is included in selling, general and administrative expenses. Selling, general and administrative expenses for the three and nine months ended September 30, 2006, include $64,000 and $160,000, respectively, recognized as stock-based compensation expense for these awards. At September 30, 2007, the unrecognized compensation expense related to these restricted stock awards is $7.8 million with a remaining weighted average life of 2.2 years.

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

NOTE 3.  INVENTORY

Inventory consists of the following (in thousands):

	September 30, 2007	December 31, 2006

Parts inventory, net	$6,496	$6,933
Finished goods – ovens	6,054	4,154
Demonstration inventory, net	575	224
	$13,125	$11,311

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	Estimated Useful Lives (Years)	September 30, 2007	December 31, 2006
Tooling and equipment	3-7	$6,950	$6,471
Furniture and fixtures	5	1,403	1,369
Leasehold improvements	5-7.5	3,102	3,044
		11,455	10,884
Less accumulated depreciation and amortization		(4,413)	(2,940)
		$7,042	$7,944

 NOTE 5.  ACCRUED WARRANTY

The Company generally provides a one-year parts and labor warranty on its ovens (“OEM warranties”). Provisions for warranty claims are recorded at the time products are sold and are reviewed and adjusted periodically by management to reflect actual and anticipated experience. Because warranty estimates are forecasts that are based on the best available information, claims costs may differ from amounts provided, and these differences may be material.

An analysis of changes in the liability for product warranty claims is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Balance at beginning of period	$2,718	$1,386	$1,889	$2,482
Provision for warranties	--	885	1,955	2,345
Warranty expenditures	(962)	(750)	(2,088)	(3,306)
Adjustments	(583)	--	(583)	--

Balance at end of period	$1,173	$1,521	$1,173	$1,521

The Company entered into an agreement with an insurance company to insure all of its obligations under the OEM warranties. The Company remits premiums to the insurance company and submits for reimbursement all eligible claims made under the OEM warranties. Premiums are recorded as a component of cost of product sales at the time products are sold.  Premiums will be reviewed and may be adjusted prospectively to reflect actual and anticipated experience.  The above table represents the remaining warranty obligation for ovens sold prior to the insurance agreement.

NOTE 6. INCOME TAXES

In preparing its financial statements, the Company estimates income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. In addition, as of September 30, 2007, the Company had net operating losses (“NOLs”) of approximately $104.6 million, of which $22.4 million are subject to annual limitations resulting from the change in control provisions in Section 382 of the Internal Revenue Code. These NOLs begin to expire in 2011. A valuation allowance is recorded to reduce net deferred income tax assets to the amount that is more likely than not to be realized. Based on its history of losses, the Company recorded a valuation allowance as of September 30, 2007, equal to the full amount of net deferred income tax assets including those related to NOLs.

The Company adopted the provisions of FIN 48 effective January 1, 2007. No cumulative adjustment was required or recorded as a result of the implementation of FIN 48. As of January 1, 2007, the Company had no unrecognized tax benefits. The Company is no longer subject to U.S. federal income or state tax return examinations by tax authorities for tax years before 2003. However, since the Company has substantial tax net operating losses originating in years before 2003, the tax authorities may review the amount of the pre-2003 net operating losses. The Company is not currently under examination by any tax authority. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when and if incurred. The Company had no interest or penalties related to unrecognized tax benefits accrued as of January 1, 2007. The Company does not anticipate that the amount of the unrecognized benefit will significantly increase or decrease within the next 12 months.

NOTE 7. STOCKHOLDER'S EQUITY

The Company issued an aggregate of 545,000 restricted stock units to certain employees in the nine months ended September 30, 2007.

A summary of restricted stock unit (RSU) activity follows:
	Number of RSUs	Weighted Average Grant-Date Fair Value

Balance at January 1, 2007	77,826	$12.82
RSUs granted	545,000	15.20
RSUs vested	(5,492)	12.51
RSUs forfeited	(2,500)	15.20
Balance at September 30, 2007	614,834	$14.92

In September 2007, the Company issued 124,381 shares of common stock, with a value of $1.5 million, as the equity portion of the second installment of contingent consideration payable under the terms of the Global Purchase Agreement. An indeterminate number of shares are issuable in the future to settle $1.7 million of the amount payable for the contingent consideration in connection with acquisition of technology assets.

NOTE 8. CREDIT FACILITY

On February 28, 2005, the Company entered into a Credit Agreement with Bank of America, N.A. (the Credit Agreement). The Credit Agreement, as amended (most recently to extend the expiration period to February 28, 2008), allows the Company to borrow up to $20.0 million at any time under the revolving credit facility, based upon a portion of the Company's eligible accounts receivable and inventory. The Credit Agreement also provides for a letter of credit facility within the credit limit of up to $5.0 million. Revolving credit loans under the Credit Agreement bear interest at a rate of the British Bankers Association LIBOR Rate plus 2.5%, 8.3% as of September 30, 2007, unless for certain reasons Eurodollar Rate Loans are unavailable, then at a rate of 2.5% over the higher of the Federal Funds Rate plus 0.5% and Bank of America's prime rate. The Company's obligations under the Credit Agreement are secured by substantially all of the assets of TurboChef and its subsidiaries. The Credit Agreement contains customary affirmative and negative covenants and acceleration provisions. The credit commitment expires on February 28, 2008, and any outstanding indebtedness under the Credit Agreement is due on that date. As of September 30, 2007, the Company has $9.0 million in borrowings outstanding, $917,000 in outstanding letters of credit and $10.1 million available under the Credit Agreement.

NOTE 9. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

The Company is party to legal proceedings from time to time that arise in the ordinary course of our business. Although the ultimate resolution of these various proceedings cannot be determined at this time, the Company does not believe that the outcome of any outstanding legal proceedings, individually or in the aggregate, will have a material adverse effect on the future results of operations or financial condition of the Company.

NOTE 10.  SEGMENT INFORMATION AND CUSTOMER CONCENTRATIONS

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the way in which public companies are to disclose certain information about operating segments in their financial reports.  It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

The results from operations are reported using two reportable operating segments:   Commercial and Residential. The Commercial segment includes operations from our commercial product line excluding corporate expenses, defined below, other income (expense) and income taxes. The Residential segment recognized revenues for the first time in the three months ended September 30, 2007 and also includes operating and other costs related to the development and launch of the residential product line.

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

Information about the Company's operations by operating segment follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Commercial:
Revenues	$32,228	$13,401	$73,527	$33,431
Net income (loss)	5,997	717	10,484	(1,364)
Residential:
Revenues	$265	$--	$265	$--
Net loss	(3,035)	(1,583)	(10,008)	(5,543)
Corporate:
Revenues	$--	$--	$--	$--
Net loss	(4,726)	(9,802)	(13,675)	(13,680)
Totals:
Revenues	$32,493	$13,401	$73,792	$33,431
Net loss	(1,764)	(10,668)	(13,199)	(20,587)

The Company does not have significant assets outside of the United States. Total revenues by geographic region for the three and nine months ended September 30 are as follows (in thousands):

REGION	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
North America	$29,072	$11,680	$64,008	$27,464
Europe and Asia	3,421	1,721	9,784	5,967
Totals	$32,493	$13,401	$73,792	$33,431

The Company is generally subject to the financial condition of commercial food service operators and related equipment providers; however, management does not believe that there is significant credit risk with respect to trade receivables. For the three months ended September 30, 2007 and 2006, 69% and 55% of the Company's sales were made to three and two customers, respectively. For the nine months ended September 30, 2007 and 2006, 66% and 53% of the Company’s sales were made to three and two customers, respectively. As of September 30, 2007, 72% of the outstanding accounts receivable were related to one customer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

TurboChef Technologies, Inc. is a leading provider of equipment, technology and services focused on the high-speed preparation of food products for the speed cook sector of the commercial cooking equipment market. Our user-friendly speed cook ovens employ proprietary combinations of heating technologies such as convection, air impingement, microwave energy and other advanced methods to cook food products at high speeds with food quality that we believe to be comparable or superior to that of conventional heating methods. We currently offer three commercial ovens: the C3 oven, the Tornado oven and, the High h Batch oven and one residential oven: the TurboChef 30” Double Wall Oven. We are working to develop new ovens for the commercial cooking equipment market and the residential marketplace.

We currently derive the majority of our revenue from the sale of our ovens to commercial foodservice operators throughout North America, Europe and Australia. In North America we sell our equipment through our internal sales force as well as through manufacturer's representatives. In Europe and Australia we utilize a network of equipment distributors. We are working to expand the market for our commercial ovens in Latin America and Asia. We also derive revenues from licensing our technologies to food service equipment manufacturers. Through 2005, our primary markets were with commercial food service operators throughout North America, Europe and Australia and management believes that, for 2005 and prior, the Company operated in one primary business segment. However, during 2005, we took several steps designed to take our technologies to residential consumers, including market research, related industrial design research and product development and exploration of distribution channels for a proposed residential oven product line. The launch of the residential product line created an additional business segment for the Company. Revenue recognized from residential product sales commenced in the third quarter of 2007.

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

Our financial results in 2007 as compared to 2006 reflect our efforts to expand our non-Subway customer base, continue to perform under our supply agreement with the Subway system, continue to reduce our cost of product sales as a percentage of revenues, and develop and launch our residential oven and market strategy. The Subway relationship has been and should continue to be a meaningful contributor to future revenues. Demand for equipment will continue from this major customer as new Subway restaurants are opened and existing restaurants seek additional ovens. In 2006 we continued our sales efforts on expanding our customer base beyond the Subway system and successfully reduced the percentage of Subway sales to total revenues from 58% in 2005 to 35% in 2006.  For the three and nine months ended September 30, 2007, these efforts resulted in significant sales to two additional major customers other than Subway. In 2007, we will also continue to focus on increasing the profitability of commercial products, introducing our residential oven products and developing enabling strategies.

The following sets forth, as a percentage of revenue, consolidated statements of operations data for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	100%	100%	100%	100%
Cost of product sales	60	62	61	67
Research and development expenses	4	9	5	10
Purchased research and development	--	57		23
Selling, general and administrative expenses	42	53	52	64
Total costs and expenses	106	181	118	164

Operating loss	(6)	(81)	(18)	(64)
Interest income	1	2	1	3
Interest expense and other	(--)	(1)	(1)	(1)
Total other income, net	1	1	--	2
Net loss	(5)%	(80)%	(18)%	(62)%

We have observed the following trends and events that are likely to have an impact on our financial condition and results of operations in the future:

· ·· ·
During the three and nine months ended September 30, 2007, our non-Subway product sales increased $19.2 million, or 208%, from $9.2 million to $28.4 million, and $41.4 million, or 210%, from $19.7 million to $61.1 million, over the comparable periods in 2006, respectively. Two customers other than Subway accounted for 57% and 50% of our total revenues during the three and nine months ended September 30, 2007.

· · · · ·
Subway sales accounted for 12% and 29% of our total revenues during the three months ended September 30, 2007 and 2006, respectively. Subway sales accounted for 16% and 38% of our total revenues during the nine months ended September 30, 2007 and 2006, respectively. We expect Subway to be a meaningful contributor to future revenues; however, we expect Subway sales as a percentage of our total revenues to continue to decline as our customer base continues to expand.

· · ·
In the third quarter of 2007, we commenced recognition of revenue from sales of our residential product. We expect residential sales to increase as we build brand awareness, grow the network of dealers representing the product and build market share.

· ·
In the third quarter of 2007, our gross margin percentage of 40% remained consistent with the second quarter’s margin of 39%, and an improvement over our first quarter gross margin percentage of 37%. The improvement in gross margin is attributable to higher sales volumes, improved margin on service agreements and the positive benefits of the sales mix in the quarter. We generally expect gross profit percentages to remain at these levels through the remainder of 2007.

· ·	During the third quarter of 2007, we continued to invest in the development of our residential oven and commercial ovens and expect this trend to continue through the remainder of 2007.

· ·
During the three months ended September 30, 2007, we increased our selling, general and administrative expenses, excluding depreciation and amortization, by $6.6 million from the comparable period in 2006. During the nine months ended September 30, 2007, we increased our selling, general and administrative expenses, excluding depreciation and amortization, by $16.5 million from the comparable period in 2006. These increases are the result of increased legal and professional costs related to the Company’s review of its stock option grants and practices and increased selling, marketing and related expenses. We continue to expect increases in 2007 as compared to 2006, primarily due to increased marketing costs related to the residential product launch.

Based on our analysis of the aforementioned trends and events, we expect to generate a net loss for 2007.  Our future results will be affected by many factors, some of which are identified below and in Item 1A of our Annual Report on Form 10-K, including our ability to:

·	increase our commercial revenue across our customer base;

· · ·	manage costs related to commercial business segment;

·	successfully launch our residential product line and obtain a meaningful share of the residential market;

·	manage costs related to the residential product launch.

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

Revenue Recognition

Revenue from product sales are recognized when no significant vendor obligation remains, title to the product passes (depending on terms, either upon shipment or delivery), and the customer has the intent and ability to pay in accordance with contract payment terms that are fixed and determinable. Certain customers may purchase installation services. Revenue from these services are deferred and recognized when the installation service is performed. Royalty revenues are recognized based on the sales dates of licensees' products, and services revenues are recorded based on attainment of scheduled performance milestones. Certain customers may purchase extended warranty coverage for a one-year period. Revenue from sales of extended warranties is deferred and recognized in product sales on a straight-line basis over the term of the extended warranty contract.

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

Cost of Product Sales

Cost of product sales is calculated based upon the cost of the oven, the cost of any accessories supplied with the oven, an allocation of cost for applicable delivery, duties and taxes and a warranty provision. Cost of product sales also includes cost of replacement parts and accessories and cost of labor, parts and payments to third party service agents in connection with fulfilling extended warranty contracts. We compare the expected warranty expenditures on extended warranty contracts to the deferred revenue over the remaining life of the contracts, and if the expenditures are anticipated to be greater than the remaining deferred revenue we record a charge to cost of product sales for the difference. Cost of product sales does not include any cost allocation for administrative and technical support services required to deliver or install the oven or an allocation of costs associated with the quality control of the Company's contract manufacturers. These costs are recorded within selling, general and administrative expenses. Cost of product sales also does not attribute any allocation of compensation or general and administrative expenses to royalty and services revenues.

Product Warranty

We warrant our ovens against defects in material and workmanship for a period of one year from the date of installation (“OEM warranties”). Anticipated future warranty costs are estimated based upon historical experience and are recorded in the periods ovens are sold. Periodically, our warranty reserve is reviewed to determine if the reserve is sufficient to cover the estimated repair costs associated with the remaining ovens under warranty. Because warranty estimates are forecasts that are based on the best available information, claims cost may differ from amounts provided, and these differences may be material.

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

In the third quarter of 2007, we entered into an agreement with an insurance company to insure all of our obligations under the OEM warranties. We remit premiums to the insurance company and submit for reimbursement eligible claims made under the OEM warranties. Premiums are recorded as a component of cost of product sales at the time products are sold.  Premiums will be reviewed and may be adjusted prospectively to reflect actual and anticipated experience.

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

During the nine months ended September 30, 2007, we issued 545,000 restricted stock units to certain employees. These restricted stock units had a weighted average fair value of $15.20 per unit and the aggregate fair value was $8.3 million. The fair value of these awards was based upon the closing price on the last trading day before the grant of the award. All of these awards vest over a five-year period, with the initial vesting occurring March 10, 2008 and annually thereafter, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, these shares could vest earlier in the event of a change in control, merger or other acquisition, or upon termination for disability or death. The shares of common stock will be issued at vesting.  As of September 30, 2007, we have issued 628,000 restricted stock units. Stock-based compensation expense related to these awards was $536,000 and $1.2 million for the three and nine months ended September 30, 2007. For the three months ended September 30, 2007, stock-based compensation expense of $46,000 is included in research and development expenses, $4,000 is included in cost of product sales, and the remainder is included in selling, general and administrative expenses and for the nine months ended September 30, 2007, stock-based compensation expense of $92,000 is included in research and development expenses, $8,000 is included in cost of product sales, and the remainder is included in selling, general and administrative expenses. Selling, general and administrative expenses for the three and nine months ended September 30, 2006, include $64,000 and $160,000, respectively, recognized as stock-based compensation expense for these awards. At September 30, 2007, the unrecognized compensation expense related to these restricted stock awards is $7.8 million with a remaining weighted average life of 2.2 years.

Deferred Income Taxes

In preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. In addition, as of September 30, 2007, we have net operating losses (“NOLs”) of approximately $104.6 million, of which $22.4 million are subject to annual limitations resulting from the change in control provisions in Section 382 of the Internal Revenue Code. These NOLs begin to expire in 2011.

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

The results from operations are now reported using two reportable operating segments:   Commercial and Residential. The Commercial segment includes operations of the commercial product line excluding corporate expenses, defined below, other income (expense) and income taxes. The Residential segment recognized revenues for the first time in the three months ended September 30, 2007 and also includes operating and other costs related to the development and launch of the residential product line.

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

Results of Operations

Revenues

We currently derive the majority of our sales, cost of product sales and gross profit from our Commercial segment. Recognition of revenue from the Residential segment, although nominal, commenced in the third quarter of 2007. For the three months ended September 30, 2007, total revenues increased 142%, or $19.1 million, to $32.5 million as compared to $13.4 million for the comparable period in 2006. This increase is attributable to increased volume and average selling prices with $265,000 of this increase coming from the initial sales of residential ovens. For the three months ended September 30, 2007, increased oven sales to non-Subway customers combined with increased sales of parts and consumables accounted for an increase of $19.2 million in product revenues. Subway sales accounted for 12% and 29% of our total revenues during the three months ended September 30, 2007 and 2006, respectively. Sales to two non-Subway customers accounted for 57% of our total revenues during the three months ended September 30, 2007. Subway will continue to be an important contributor to our revenues as we supply ovens for new stores and as existing stores evaluate their needs for additional ovens; however, we expect Subway sales as a percentage of our total revenues to continue to decline as our customer base continues to expand.

For the nine months ended September 30, 2007, total revenues increased 121%, or $40.4 million, to $73.8 million as compared to $33.4 million for the comparable period in 2006. This increase is attributable to increased volume and average selling prices and the small revenue contribution from the inaugural sales of residential ovens. For the nine months ended September 30, 2007, increased oven sales to non-Subway customers combined with increased sales of parts and consumables accounted for an increase of $41.4 million in product revenues. Subway sales accounted for 16% and 38% of our total revenues during the nine months ended September 30, 2007 and 2006, respectively. Sales to two non-Subway customers accounted for 50% of our total revenues during the nine months ended September 30, 2007.

Royalty and services revenue, which consists principally of revenue from licensing our technology to third parties, was $246,000 and $880,000 for the three and nine months ended September 30, 2007, respectively, as compared to $281,000 and $1.0 million for the comparable periods in 2006. We expect further diminution in services revenue as the resources which generate this revenue are repurposed to support our commercial oven business and to benefit our residential speed cook oven initiative.

Cost of Product Sales and Gross Profit

We currently derive the majority of our sales, cost of product sales and gross profit from our Commercial segment. For the three months ended September 30, 2007, cost of product sales was $19.5 million, an increase of $11.2 million, compared to $8.3 million for the comparable period in 2006. For the nine months ended September 30, 2007, cost of product sales was $45.0 million, an increase of $22.7 million, compared to $22.3 million for the comparable period in 2006. The variability in cost of product sales was due primarily to the number of ovens sold. As a percentage of product sales, cost of product sales for the three and nine months ended September 30, 2007 was 61% and 62%, respectively, versus 64% and 69% for the comparable periods in 2006. The improvement from 2006 to 2007 is due to higher sales volumes, improved margins on service agreements and the positive benefits of the sales mix in the quarter.

For the three months ended September 30, 2007, gross profit on product sales was $12.7 million, an increase of $7.9 million, compared to gross profit on product sales of $4.8 million for the comparable period in 2006. For the nine months ended September 30, 2007, gross profit on product sales was $27.8 million, an increase of $17.7 million, compared to gross profit on product sales of $10.1 million for the comparable period in 2006. The variability in the gross profit on product sales was due primarily to the number of ovens sold.  Gross profit on product sales as a percentage of product sales revenue increased for the three and nine months ended September 30, 2007 as compared to the comparable periods in 2006 due to improved sales mix resulting in higher average selling prices and improved margins on service agreements.

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

For the three months ended September 30, 2007, research and development expenses decreased 5%, or $62,000, to $1.1 million as compared to $1.2 million for the comparable period in 2006. For the nine months ended September 30, 2007, research and development expenses increased 20%, or $653,000, to $4.0 million as compared to $3.3 million for the comparable period in 2006. The net decrease in the three month periods was primarily attributable to an expanded scope of research activities in our Commercial segment related to the development of new oven lines offset by a decrease in research activities in our Residential segment as our residential speed cook oven reached marketability. The net increase in the nine month periods was primarily attributable to an expanded scope of research activities in our Commercial segment related to the development of new oven lines and, to a lesser extent, an increase in the Residential segment related to the development and launch of our new residential speed cook ovens.

The following table quantifies the net increase in research and development expenses over periods presented (in thousands):

	Increase (Decrease) in Research and Development Expenses for the Three Months Ended September 30, 2006 to 2007	Increase (Decrease) in Research and Development Expenses for the Nine Months Ended September 30, 2006 to 2007
Payroll and related expenses	$120	$374
General and administrative expenses	80	189
Design, prototype and other related expenses	(262)	90
Total increase (decrease)	$(62)	$653

We believe that research and development expenses for 2007 will approximate 2006 levels, as we continue our development efforts for new commercial ovens planned for introduction in late 2007 and early 2008 and for residential speed cook ovens and related products.

Purchased research and development

Purchased research and development expense was $7.7 million for the three and nine months ended September 30, 2006 related to the acquisition of technology assets from Global.

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

SG&A expenses increased 92%, or $6.6 million, to $13.7 million for the three months ended September 30, 2007 as compared to $7.1 million for the comparable period in 2006. Selling, marketing and related expenses increased $2.7 million, primarily due to increased marketing and advertising expenses in the Residential segment related to the launch of our new residential oven, increased Commercial segment marketing and advertising and increased commissions to our manufacturer representatives as a result of increased oven sales through those channels. Legal and professional fees increased $2.3 million due to fees incurred in relation to the Company’s review of its stock option grants and practices. Payroll and related expenses increased by $860,000 across all segments primarily due to increased headcount.

SG&A expenses increased 77%, or $16.6 million, to $38.2 million for the nine months ended September 30, 2007 as compared to $21.6 million for the comparable period in 2006. Selling, marketing and related expenses increased $6.6 million, primarily due to increased marketing and advertising expenses in the Residential segment related to the launch of our new residential oven, increased Commercial segment marketing and advertising and commissions to our manufacturer representatives as a result of increased oven sales through those channels. Legal and professional fees increased $6.3 million due to fees incurred in relation to the Company’s review of its stock option grants and practices. Payroll and related expenses increased by $1.9 million across all segments primarily due to increased headcount.

The following table quantifies the net increase in selling, general and administrative expenses for the periods presented (in thousands):

	Increase (Decrease) in Selling, General and Administrative Expenses for the Three Months Ended September 30, 2006 to 2007	Increase (Decrease) in Selling, General and Administrative Expenses for the Nine Months Ended September 30, 2006 to 2007
Selling, marketing and related expenses	$2,736	$6,603
Legal and professional fees	2,328	6,287
Payroll and related expenses	860	1,862
Stock based compensation	425	973
Travel and related expenses	222	613
Rent and occupancy costs	(26)	135
Depreciation and amortization	(4)	85
Restructuring charges	--	41
Other	1	--
Total increase (decrease)	$6,542	$16,599

For the remainder of 2007, we expect to continue to augment our SG&A infrastructure in our Residential segment in contemplation of the launch of our residential speed cook oven products as the marketing and promotion plans and the product launch are both executed; however, the extent of the investment required to launch this new product in, what will be to us, a new market is difficult to quantify. We also expect increased sales and marketing expenses in 2007 in our Commercial segment as compared to 2006 due to an expected increase in commissions as a result of higher forecasted sales and an increase in the volume of sales generated by our networks of manufacturer's representatives and food equipment distributors.

Net Other Income

Net other income for the three and nine months ended September 30, 2007 was $88,000 and $173,000 as compared to $231,000 and $771,000 for the comparable periods in 2006, respectively, primarily due to decreased interest income and increased interest expense as a result of the Global acquisition.

Liquidity and Capital Resources

Our capital requirements in connection with our product and technology development and marketing efforts have been significant. In light of the planned launch of our residential speed cook ovens, the capital requirements for these efforts likely will continue to be significant.

Our management anticipates that our existing cash, credit availability and anticipated future cash flows from operations will provide sufficient liquidity for us to execute our business plan and expand our business as needed in the near term. We renewed our credit facility with Bank of America through February 28, 2008. This facility provides stand-by credit availability to augment the cash flow anticipated from operations. As of September 30, 2007, we had outstanding $9.0 million with an additional $10.1 million available under the credit facility. However, should the launch of our residential speed cook oven products or a significant increase in demand for commercial products engender significant expansion of our operations, we may require additional capital in future periods.

Cash used in operating activities was $14.0 million for the nine months ended September 30, 2007 as compared to $12.0 million for the comparable period in 2006. Net cash used in operating activities for the nine months ended September 30, 2007 resulted from our net loss of $(13.2) million less non-cash charges of $4.6 million (principally depreciation and amortization) offset by an increased investment in working capital of $5.4 million. The change in working capital items included increases in accounts receivable and inventory, primarily related to sales to one customer, offset by increases in accounts payable and accrued expenses as we leveraged our supplier relationships. Net cash used in operating activities for the nine months ended September 30, 2006 resulted from our net loss of $(20.6) million less non-cash charges of $10.8 million (principally purchased research and development and depreciation and amortization) offset by an increased investment in working capital of $2.2 million.

Cash used in investing activities for the nine months ended September 30, 2007 was $571,000 compared to $2.9 million for the comparable period in 2006. Net cash used in investing activities resulted principally from capital expenditures in tooling and equipment for our Residential segment. We anticipate capital expenditures of approximately $500,000 during the balance of 2007, including anticipated capital expenditures in connection with the development of residential oven products. We anticipate funding these expenditures from working capital.

Cash provided by financing activities for the nine months ended September 30, 2007 was $9.2 million compared to $699,000 for the comparable period in 2006 due to borrowings under our credit facility of $9.0 million offset by decreased proceeds from the exercise of stock options and warrants.

At September 30, 2007, we had cash and cash equivalents of $14.2 million and working capital of $13.7 million as compared to cash and cash equivalents of $19.7 million and working capital of $25.7 million at December 31, 2006.

Contractual Cash Obligations

As of September 30, 2007, our future contractual cash obligations are as follows (in thousands):

	Payments Due By Period
	Total	October – December 2007	2008		2009	2010	2011	Thereafter
Installment Payments for Covenants Not-to- Compete	$2,665	$1,335	$1,330		$--	$--	$--	$--
Installment Payments for Contingent Consideration Due Under Asset Purchase Agreement	3,679	1,014	2,665	*	--	--	--	--
Operating Leases	5,320	292	1,251		1,161	895	896	825

Total	$11,664	$2,641	$5,246		$1,161	$895	$896	$825
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risks include fluctuations in interest rates and variability in interest rate spread relationships. TurboChef’s $9.0 million of outstanding debt at September 30, 2007 related to indebtedness under our credit facility with Bank of America. Amounts outstanding under the credit facility bear interest at a rate of the British Bankers Association LIBOR Rate plus 2.5%, 8.3% as of September 30, 2007, unless for certain reasons Eurodollar Rate Loans are unavailable, then at a rate of 2.5% over the higher of the Federal Funds Rate plus 0.5% and Bank of America's prime rate. Thus, our interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in an increase of approximately $90,000 in our annual net loss assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at September 30, 2007. We do not trade in derivative financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedure

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

We believe the control deficiencies and related material weakness that existed in prior years and at December 31, 2006 related to our stock option granting practices have been resolved by the filing of our Form 10-K for the year ended December 31, 2006 in the third quarter of 2007. In order to further enhance our internal controls, management recommended the following enhancements to our equity compensation granting policies and procedures to the Compensation Committee of the Board of Directors, all of which were approved and implemented by us in the first quarter of 2007:

·	The adoption of a policy requiring that all equity awards to executive officers and other employees be granted and priced according to a pre-determined, fixed schedule each year;

·	Revisions and clarifications of the parameters of the Compensation Committee's delegation of authority to our Chairman and Chief Executive Officer to make equity awards;

·	Establishment of improved processes and procedures for the documentation of corporate actions approving the grant of stock options, including the use of unanimous written consents; and

·	Improvements to our processes and procedures with respect to the timing of recording and processing equity awards.

Except for the corrective actions noted above, there were no other changes that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

 PART II. OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

The Company is party to legal proceedings from time to time that arise in the ordinary course of our business. Although the ultimate resolution of these various proceedings cannot be determined at this time, the Company does not believe that the outcome of any outstanding legal proceedings, individually or in the aggregate, will have a material adverse effect on the future results of operations or financial condition of the Company.

 ITEM 1A. RISK FACTORS

For a discussion of our risk factors, see Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TURBOCHEF TECHNOLOGIES, INC.

By:	/s/ J. Miguel Fernandez de Castro
J. Miguel Fernandez de Castro
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: November 6, 2007