Form 10-K
period 2007-12-31
TURBOCHEF TECHNOLOGIES INC
filed 2008-03-07
CIK 916545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007
OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
to
Commission File Number 001-32334

TurboChef Technologies, Inc.

(Exact name of Registrant as specified in its Charter)

DELAWARE	48-1100390
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

Six Concourse Parkway, Suite 1900, Atlanta, Georgia	30328
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (678) 987-1700

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value	NASDAQ Global Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [  ]                                                                                                                                Accelerated filer [X]

Non-accelerated filer   [  ]                (Do not check if a smaller reporting company)                 Smaller reporting company [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ] No [X]

Aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant at June 29, 2007: (the last business day of the Registrant’s most recently completed second fiscal quarter) $297,951,976.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at March 1, 2008
Common Stock, $0.01 Par Value	29,570,854

TURBOCHEF TECHNOLOGIES, INC.
TABLE OF CONTENTS

Part I

Forward-looking Statements

Certain statements in this Annual Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of TurboChef Technologies, Inc. (“TurboChef” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company’s history of losses; our dependence on a limited number of customers; the effect of our long sales cycle; our oven products are offered to emerging market segments requiring significant marketing efforts to achieve market acceptance; our rapid expansion and the potential difficulty in managing our growth; relationships with and dependence on third parties for raw materials or components; our reliance on our senior management team and the expertise of management personnel; the limited experience of some of our senior executive officers in our industry; potential liability for personal injury or property damage; the ability to protect our proprietary information; the results of government inquiries and possible regulatory action or private litigation regarding the results of the Company’s investigation of its stock option grants and practices and the uncertainty of the outcome of legal proceedings in which we are currently involved. Additional information and factors are set out in “Risk Factors” in Item 1A of this Annual Report. The words “believe,” “expect,” “anticipate,” “intend,” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date the statement was made. We undertake no obligation to update any forward-looking statement.

Item 1.	Business

General

TurboChef Technologies, Inc. is a leading provider of equipment, technology and services focused on the high-speed preparation of food products. Our user-friendly speed cook ovens employ proprietary combinations of heating technologies, such as convection, air impingement, microwave energy and other advanced methods, to cook food products at speeds up to 12 times faster than, and to quality standards that we believe are comparable or superior to, that of conventional heating methods. We have been successfully developing and selling our products in the approximately $4.0 billion annual worldwide commercial primary cooking equipment market for over a decade. The speed, quality, compact size, ease of use and ventless operation of our ovens provide significant advantages to a wide range of foodservice operators, including full- and quick-service restaurants, hotels, stadiums, convenience stores and coffee shops. These customers increasingly value the ability to cook food in a quick and high quality manner with minimal employee training. In addition, our ovens enable certain other customers to significantly broaden their foodservice offerings. We offer three primary speed cook countertop models: the C3 and Tornado® combination air and microwave batch ovens and the High h Batch (air only) model. In 2007, we began to expand our commercial offerings with the development of a new air/microwave combination countertop batch oven and high speed impingement air-only conveyor ovens, both floor model sized and countertop versions.

In 2007 we entered the approximately $3.7 billion annual domestic residential oven market with the introduction of our first speed cook oven model for the home. Consumers increasingly value speed and convenience in home food preparation and continue to demand higher levels of quality and functionality in their kitchen appliances, resulting in a significant rise in recent years in the purchase of restaurant-caliber kitchen appliances for the home. Our first residential products target the premium segment of the residential oven market and are priced at a point that we believe is appropriate for a high-end consumer purchase. We are selling a 30-inch double wall oven model and we expect to be delivering a single wall version of the speed cook oven by Spring 2008. We are working to develop a range model, and over time we intend to develop other configurations designed to satisfy consumer needs for residential oven appliances.

We currently sell our commercial ovens through a broad sales organization that includes both internal direct salespeople as well as a broad base of manufacturer’s representatives and equipment distributors. We are marketing our consumer products through over 160 high-end consumer appliance dealers throughout the U.S. Our manufacturing model relies on external suppliers of components for our ovens coupled with final assembly in our own facilities in Dallas, Texas, or through contract manufacturers as needed. This capital efficient operating model provides our business with operating leverage.

We believe that our primary competitive advantages include our successful track record with over 50,000 of our commercial speed cook ovens in the field, our experience successfully partnering with large, well-known customers to carry out large-scale installations, and the service and support we provide to help ensure the success and smooth operations of all our customers, no matter their size. We offer our customers a high level of product service and support via a centralized call center and a network of certified third-party service technicians, which we believe significantly differentiates us from our competitors in the commercial cooking equipment market. We believe we have one of the strongest research and development teams in the speed cook industry, and our key technologies enjoy the protection of a significant patent portfolio. Our staff of 23 engineers has a long history of developing innovations in the foodservice industry, and our team of talented professional chefs work with existing and potential new customers to help them develop food offerings that will realize the advantages of speed cook technologies.

Our senior management team has a successful and proven track record of improving operating results, building scale through organic growth and strategic acquisitions and enhancing stockholder returns. A number of members of our management team have specific and significant experience in speed cook technology and the commercial foodservice industry in general. The Company intends to continue growing and improving both its commercial and residential product lines, and it may add to its strong technology and product base through acquisitions, as opportunities arise, as it did with the 2004 acquisition of Enersyst Development Center, LLC (“Enersyst”) and the 2005 acquisition of the assets of Global Appliance Technologies (“Global”) and their respective portfolios of patented technologies. Our executive officers and board members collectively beneficially own approximately 26% of our common stock, based on shares outstanding at March 1, 2008, strongly aligning their interests with those of other stockholders.

See Note 16 to the Consolidated Financial Statements — Segment Reporting and Revenue by Geographic Area for certain financial information regarding each of our reportable business segments and by geographic area.

Our Technologies

Speed cook technologies combine various heat transfer technologies, such as hot air convection, air impingement, induction and microwave energy, to cook food significantly faster than traditional heating methods. Our research and development team works continuously to improve upon and apply these and other cooking methods, and our speed cook technologies are the primary subject of our more than 300 issued patents and patent applications worldwide. Through our acquisition of Enersyst, we brought in an experienced group of engineer/inventors and a robust portfolio of impingement and impingement/microwave oven technologies that we are successfully applying in both our commercial and residential product lines. We expanded our ownership of core speed cook technology further with our acquisition of the technologies of Global. These tactical moves will help us to continue to define speed cook technology applications today and for the future.

The core of the speed cook technology used in our currently-available commercial ovens is a proprietary combination of high-speed forced air convection and microwave energy or high-speed forced air convection alone. In our C-3 and Tornado models, a smooth-flowing field of heated air is circulated within the oven at high speeds to wrap the surface of food in a fast-moving shroud of hot air, while the food simultaneously is cooked with precisely controlled bursts of microwave energy. This system creates a unique set of temperature- and moisture-control conditions within the food that preserves and enhances flavor and food texture. Our High h Batch oven uses our air impingement cooking system — specially-placed nozzles that force high-velocity jets of heated air from above and below the food product to produce faster and more consistent cooking than conventional methods, but without microwave. We are applying a combination of these same technologies to our residential oven product and to our newest commercial oven, the i5, to be available early 2008. These two products utilize top and bottom controllable air jets for cooking flexibility, and they launch microwave from the top of the oven cavity, allowing for the use of metal pans and dishes. All of our commercially available ovens and the residential oven design include our patented system of scrubbing the circulating air using a catalytic converter. Heated air is circulated through the internal catalytic converter, instead of being vented outside the unit, as with a conventional oven, resulting in a ventless system. Our ovens employ this technology to cook food at high speeds with food quality we believe to be comparable, and in many instances superior, to both conventional methods and other speed cook methods.

In March 2007 the Company announced its debut of a gas-fired floor model conveyor oven, its HhC3240, and showcased it at the International Pizza Expo 2007. The oven, which the Company expects to begin selling in the second quarter of 2008, capitalizes on Enersyst’s technology roots and delivers pizza cook times easily reaching the three and a half minute mark, which the Company believes is at least 20% faster than any other competing oven on the market today. It delivers this impressive performance while using only about half of the valuable kitchen floor space needed by the closest competing oven. The small footprint was designed to fit virtually any application and avoid the energy losses and higher HVAC needs of larger ovens. The speed comes from a new and unique air handling design and techniques that create a more efficient, “smoother” air flow, which combined with its engineered nozzle design yield the highest heat transfer rates measured on any conveyor to date.

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

Our residential speed cook ovens utilize a control system and unique user interface that makes speed cooking of typical family dishes simple and intuitive. Our patent pending control technology harnesses the power and complexity of speed cook technology in a flexible and user-friendly way.

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

Penetrate Top Foodservice Chains

Our national sales organization is actively engaged in discussions or negotiations with, or our ovens are in various stages of testing by, many of the top foodservice chains, full service grocery stores and convenience stores. We have the capability to provide customized cooking solutions and to manage the large-scale product roll-outs necessary to meet the needs of large foodservice chains, and we market our integrated product and service offerings to these potential customers. Our ovens offer these large foodservice chains a high-quality, cost-efficient and easy-to-use alternative cooking method that can increase volume and revenue through faster preparation of existing menu items. Additionally, the space-conserving and ventless operation of our batch ovens will allow these foodservice chains to enhance or expand their existing menus, and will permit those with limited or cold food offerings to offer new heated or toasted food items. We believe that the enhanced or new food offerings facilitated by our ovens can help these chains increase same store sales by producing new sources of revenue. We currently have several emerging new products in live testing with potential customers.

Expand into the Residential Oven Market

We have brought our state-of-the-art speed cook technologies to the residential oven market, and we intend to capitalize on the growing interest in our unique product. We estimate that the domestic market for residential ovens is approximately $3.7 billion annually, and the global market is approximately $15.0 billion annually. Consumers continue to demand higher levels of quality and functionality in their kitchen appliances, and are willing to pay a premium for them, resulting in a significant rise in restaurant-caliber kitchen appliances being purchased for home use in recent years. In addition, consumers value the ability to shorten food preparation time in today’s increasingly busy society. We have developed a distribution network of independent dealers of premium kitchen appliances who will represent our residential product to retail customers and the specifying community and we are growing this dealer network to build representation in the top 20 metropolitan markets in the U.S. Our dealer network will not only provide consumers access to our residential products but offer cooking demonstrations to more thoroughly illustrate the compelling features of this technology. We have also built a customer support infrastructure to meet the anticipated demands of residential customers.

Further Develop Our Commercial Product Portfolio and Proprietary Technologies

We continue to work on developing new commercial products and technologies to augment our existing portfolio of products and proprietary technologies and improving our current product offerings. Our staff of experienced research engineers includes several of the original developers of speed cook technology, with an average of over 20 years of experience in speed cooking. By acquiring Enersyst and the technologies of Global and combining their respective proprietary technologies with our existing intellectual property portfolio, we believe we are better positioned to develop the most technologically advanced speed cook products.

Leverage Our Global Distribution Network

In addition to supporting our marketing efforts with top foodservice chains, we believe that our global network of manufacturer’s representatives and equipment distributors can provide new business opportunities from their relationships with potential customers. While we will continue to handle our sales efforts to major foodservice chains through our senior executives and corporate level sales staff, we will also continue to rely on our distribution partners to service the remainder of the over 945,000 potential domestic foodservice venues that make up the commercial market for speed cook products, including approximately 250,000 quick-service restaurant locations, 240,000 full-service restaurant locations, 55,000 hotels and resorts, and other venues such as convenience stores, coffee shops, full-service grocery stores, limited-service hotels, movie theaters, and bars and taverns. Our global network of representatives and distributors gives us increased access to the potential customers operating these venues, including smaller foodservice operators and operators of venues that are less efficient to target with company-level sales efforts.

Provide High-Quality Customer Service and Support

We believe that providing high-quality customer service and support gives us a competitive advantage and is an important element of our business strategy. We believe that we have been unique in our proven approach to assist our customers directly in major rollouts and placement of our products in multiple customer locations. Our experience has shown that our customers value as well the ongoing service that we provide beyond the point of purchase. To that end, we have developed an extensive service network for commercial customers utilizing modern call center technologies, highly-trained service representatives and certified third-party technicians. We have a similar approach for our consumer products. We expect our high service standards to enhance our marketing efforts with new customers and to result in both positive word-of-mouth referrals and repeat business from our existing customers.

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

Our Products and Services

Our Commercial Ovens

We have three primary commercial oven models currently available for sale, our C3, Tornado and High h Batch ovens and three more that will become available during 2008, our i5 batch oven and our electric countertop and gas-fired floor model air impingement conveyor ovens:

•
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

•
Tornado. Our Tornado oven has many of the same operational benefits as our C3, but it is specifically designed to cook, toast and brown sandwiches, pizzas, breakfast items, appetizers and similar food products. The Tornado combines our patented ventless speed cook technology with a conventional wire baking rack or stone and independently-controlled infrared browning element to cook up to 12 times faster than conventional methods with food quality that we believe to be comparable or superior to that of traditional cooking. Like the C3, the Tornado is UL certified to be operated in a ventless environment. We believe the adoption of the Tornado as their exclusive speed cook oven by several large and widely known restaurant and coffee shop brands validates the oven and its underlying technologies.

•
High h Batch. In the High h Batch oven, we applied breakthrough impingement technology in a batch oven as an efficient alternative to currently-marketed commercial small conveyor ovens. The High h Batch oven also includes our patented ventless technology and bakes, browns and toasts with speeds up to twice that of competitor’s tabletop conveyors and five times the speed of conventional equipment. This model utilizes heated air only with no microwave, and it is particularly suited for fresh dough pizzas, pasta entrees and appetizers, and raw dough and batter-based baked goods, and it can accommodate a full 1/2 sheet pan.

•
i5. The i5 batch oven is expected to be available the first quarter of 2008. This design captures the exceptional cooking results of the dual air/microwave technology that went into the Company’s residential oven design. It is designed to enable improved throughput with uniform chef-quality results for applications where a wide variety of foods must be cooked rapidly but with excellent texture and finishing, and it allows the user the flexibility of using metallic pans or cooking sheets. Air from top and bottom may be separately controlled by the cooking menu affording greater flexibility in achieving the desired cooking results.

•
HhC 2020. With the HHC 2020 and its bigger brother (described below), the Company is entering into a new competitive arena. This electric countertop conveyor oven utilizes Enersyst high heat coefficient air impingement technology to provide some of the fastest cook times in its category. This product will address a huge market opportunity where a small conveyor operation, such as a sandwich shop, seeks increased throughput. The Company expects to begin selling this oven the second quarter of 2008.

•
HhC 3240. The HhC3240 gas-fired, impingement air conveyor oven has been designed with a small footprint to fit virtually any application and avoid the energy losses and higher HVAC needs of larger ovens, and it can bake and toast food items up to 40% faster than conventional conveyor ovens without compromising quality. The speed comes from a new and unique air handling design and techniques that create a more efficient, “smoother” air flow, which combined with its engineered nozzle design yield the highest heat transfer rates measured on any conveyor to date. This oven is appropriate for large throughput operations, such as pizza establishments. We expect to begin selling this oven the second quarter of 2008.

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

Performance Characteristics of Our Commercial Ovens

We believe the key performance characteristics of our C3, Tornado and High h Batch ovens provide a unique value proposition to our customers. These key performance characteristics include:

•
Speed. Our C3 and Tornado ovens cook up to 10 and 12 times faster, respectively, than conventional ovens, and each are capable of cooking diverse items together or consecutively with no lag time. This capability results in significantly increased food throughput for users of our ovens. Our High h Batch oven, applying an advanced version of the heated air impingement technology commonly found in conveyor ovens, but in a batch configuration in our oven, can double the speed of competitor tabletop conveyor cooking, and it can cook up to 5 times as fast as a conventional oven.

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

Our Residential Ovens

We have taken our restaurant-proven technology and adapted and expanded it to suit the needs of today’s home cook through our 30″ Double Wall Speedcook Oven and soon to be available 30″ Single Wall Speedcook Oven. The residential product brings to the home the opportunity to prepare meals up to 15 times faster than conventional methods — leaving more time to spend with family and friends. The secret to the oven’s speed is TurboChef’s Airspeed TechnologyTM that includes heated air blown through the oven cavity at high speeds, causing foods to retain more moisture than when cooked in conventional ovens, resulting in enhanced quality and flavor. With a retro-modern design and easy-to-use CookWheelTM and Cook NavigatorTM control system, the TurboChef 30″ Speedcook Ovens harnesses advanced technology within a warm, stylish frame that fits equally well in traditional and modern kitchen settings. Each TurboChef model comes pre-programmed with nearly 500 cooking profiles that automatically determine the ideal cook time and temperature. The single-wall oven will add flexibility of choice — making our superior technology available to an even wider variety of consumer applications where there just is not room for a double wall unit.

Maintaining superior quality, the TurboChef 30” Speedcook Ovens cook food evenly and thoroughly, locking in natural juices to retain more moisture and savory flavor. While the upper oven of the double-wall model employs TurboChef’s proprietary speed cook technology, the bottom cavity features a traditional convection oven, allowing this unit to serve as the ultimate appliance, catering to both state-of-the-art and time-honored culinary techniques.

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

Licensing and Technologies

Certain of our patented technologies gained through acquisitions in 2004 and 2005 are the subject of exclusive or non-exclusive licenses to third parties who have produced, and may continue to produce, commercial ovens based on our technologies. Although we currently are not seeking to license our technologies, these existing licenses will continue to provide a source of revenue for us until they expire or are terminated.

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

Sales and Marketing

Sales

Currently, we focus on sales of our commercial products to foodservice operators. Our relationships with major foodservice chains typically are developed and maintained through an integrated effort of senior executives and corporate level sales management to best service these customers’ needs. To target other potential customers, we also have in place a three-tiered global sales and marketing network consisting of our internal corporate-level sales team, our external network of manufacturer’s representatives and foodservice equipment distributors, and those representatives’ and distributors’ sales personnel. We look for strategic marketing alliances with third parties, particularly food manufacturers, who have established relationships with mutual prospective customers. We utilize customer relationship management software applications that provide our sales force with tools for lead tracking, customer base forecasting and sales forecasting. Our primary sales office is located at Dallas, Texas.

Our corporate-level sales and marketing staff for commercial products consist of 22 employees, including 6 corporate chefs and 11 regional sales directors (four manage North America, four manage Europe, Middle East and Africa (EMEA), and one each manage in Asia/Pacific and Latin America. Our North American regional directors manage a network of 25 manufacturer’s representatives. Our international regional directors manage a network of non-exclusive foodservice equipment distributors within their region. Currently, our EMEA regional directors manage a total of 40 distributors, our Asia/Pacific regional director manages 16 distributors and our Latin America regional director manages 22 distributors. In turn, each manufacturer’s representative and non-exclusive equipment distributor employs its own force of individual sales and culinary representatives. Currently, our manufacturer’s representatives and equipment distributors engage over 250 sales representatives globally.

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

As the Company develops its residential sales and marketing infrastructure, we are tailoring these efforts to suit the dynamics of the North American residential marketplace. We currently employ a staff of 18 sales, marketing and culinary members who work together to build the residential brand and market our current and future residential products — the TurboChef 30” Double and Single Wall Speedcook Ovens. Marketing utilizes several key channels to communicate and amplify our brand’s message and our product’s unique capabilities and benefits to the specifying community and consumers at large. Consistent investment in public relations and print advertising in leading publications as well as rich print and online experiences have started the introduction and awareness building efforts of the TurboChef brand into the significant consumer market. As a result, the Company captures and qualifies leads from interested consumers and specifiers and inputs them into a sophisticated customer relationship management system that disperses leads to the inside sales group and our Regional Sales Directors. The sales team works closely and directly with our premium, authorized dealer network of independent premium appliance dealers and regional chains in the business of selling to the discerning buyer. We have developed a distribution network that includes more than 160 independent dealers of premium kitchen appliances who will represent our residential product to retail customers and the specifying community. We anticipate continuing to grow this dealer network to build representation in the top 20 metropolitan markets in North America. We have also built a customer support infrastructure to meet the needs of residential customers.

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

Marketing

We are committed to developing a strong, consistent brand identity for TurboChef. Through our marketing program, we will continue to educate the commercial, and we have begun to educate the residential, markets about the benefits of speed cooking and our position as a global leader in speed cook equipment, technology and services. To that end, we are committed to seeking opportunities for media and public relations exposure, including advertising in trade magazines, developing our websites, and engaging in targeted print and electronic mail campaigns. In addition, we brand our oven products with the TurboChef name, and we will use the TurboChef name in connection with all trade shows, seminars and other expositions. We also recognize that providing potential customers with a first-hand experience of speed cooking is an important part of educating the market about speed cooking and the capabilities of our products. Therefore, we attend numerous trade shows and seek other opportunities to conduct demonstrations of our speed cook technologies. Our participation at trade shows allows us to market to other industry professionals, including equipment distributors, foodservice equipment manufacturers and foodservice industry consultants.

Research and Development

We believe that one of our competitive strengths is our highly capable research and development staff, which includes 23 (8 residential and 15 commercial) of our 258 employees, with significant experience in the industry. Our research and development staff has a proven history of developing leading technological innovations in the foodservice industry.

The scientists, engineers and foodservice experts that comprise our research and development staff focus on enhancing our existing speed cook technologies, developing new speed cook technologies, and applying our existing and new technologies to the commercial cooking equipment market and residential oven markets. Specifically, our research and development staff continually tests our existing products and technologies against those of our competitors in the market and regularly communicates with our customers, our customer service and support staff and our sales representatives to ensure that our products and technologies continue to meet evolving market demands. We plan to continue to devote substantial resources to our research and development efforts. We also offer a fully-equipped, state-of-the-art test kitchen facility available to clients for product demonstrations.

Our Production Model

We employ a flexible production model by outsourcing the manufacturing of components and using our own facilities to assemble our commercially available ovens (and to create prototypes of potential new ovens), as well as maintaining relationships with contract manufacturers for additional oven assembly, as needed. Our internal assembly operations rely primarily on hourly employees and require minimal fixed overhead costs, affording us the flexibility to efficiently scale our operations to the required production needs. We currently utilize services of a third-party assembler in the U.S. to completely assemble and test our residential ovens. We purchase raw materials, such as fabricated stainless steel, and components, such as circuit boards and wiring harnesses, for our ovens from a number of different vendors. We believe that there are multiple sources for each of our supply needs, and we do not maintain long-term agreements with our suppliers. We will continue our efforts to identify and ensure availability from alternative suppliers, particularly for components that come from a more limited number of sources.

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

A number of well-known brands use our ovens, including:

Hotels and Resorts	Hilton Hotels Corporation Starwood Hotels & Resorts Worldwide, Inc.

Foodservice and Concessions	Subway Dunkin’ Donuts Starbucks Coffee Company Compass Group HMS Host Corporation

Grocery and Convenience Stores	Whole Foods 7-Eleven

Movie Theaters	Loews Cineplex Entertainment Corporation

Theme Parks	The Walt Disney Company

Stadiums	Lambeau Field (Green Bay, Wisconsin) Petco Park (San Diego, California)

Technical Service

We consider service and support for end-users of our ovens to be a top priority, and we believe that our service and support platform sets new standards in the commercial foodservice equipment industry as well as with the consumer market for our residential offerings, significantly differentiating TurboChef from its competitors.

We have established a three-tiered service network for our products to provide what we believe to be the fastest response time in the industry. At the corporate level, our 44-person customer service staff is responsible for overseeing our customer service and support functions. Our customer service staff manages a network of approximately 200 independent service organizations worldwide; who in turn supervise approximately 4,000 employed or affiliated service technicians. Through this network we provide live response seven days a week.

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

Intellectual Property

The growth, protection and maintenance of our intellectual property portfolio, especially our patent portfolio, are important to our business. Including acquired portfolios of Enersyst and Global, we have more than 300 issued patents and patent applications worldwide, primarily covering our speed cook technologies. We believe that, in breadth and scope, our patent portfolio is larger than that of any competitor in the speed cook sector of the commercial cooking equipment market, which we believe gives us a competitive advantage in our market. Our patents cover the fundamental aspects of our speed cook technologies, and we have issued patents and pending patent applications in over 25 countries (including the United States, Japan and various countries of the European Union). Our currently issued United States patents will expire at various dates between 2008 and 2020.

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

Our Industry

Commercial Cooking Equipment Market

According to the 2006 Size and Shape of the Industry Study conducted by the North American Association of Food Equipment Manufacturers (“NAFEM”), the most recent version of their biannual report, the North American market for commercial primary cooking equipment (including ovens, broilers, grills, toasters, and fryers) is approximately $1.4 billion annually. The oven component of this market is approximately $500 million annually. NAFEM estimates that the annual global market for commercial primary cooking equipment is 2.5 to 2.8 times the North American market, or approximately $4.0 billion. This market is driven in large part by the trends and growth of the restaurant foodservice industry. The National Restaurant Association (“NRA”) estimates that domestic restaurant industry sales will reach $537 billion in 2007, an increase of 5.1% over 2006, marking the 16th consecutive year of real sales growth for the restaurant industry. The NRA defines the restaurant industry as all meals and snacks prepared away from home (including all takeout meals and beverages), and includes both commercial and institutional foodservice providers. Over the past 20 years, the restaurant industry has grown at a compound annual growth rate of 5.1%. According to the NRA, sales at full-service restaurants were projected to reach $173 billion in 2006, and sales at quick-service restaurants were projected to reach $142 billion in 2006. It is estimated that there are nearly 945,000 restaurant locations in the U.S, including full-service and quick-service restaurants and operations where food is not the primary source of the operation’s revenues, including convenience stores, lodging places, coffee shops, bars and taverns, recreation venues (such as movie theaters) and other institutions (such as military and educational facilities).

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

The domestic market for premium residential ovens has been growing at a rate faster than the overall residential oven market, which growth is driven by several trends, including:

•	consumer desire for speed and convenience in food preparation at home;

•	increased demand for higher-end kitchen equipment driven by increases in the size of the average American home and remodeling trends;

•	emergence of premium kitchen equipment as a status symbol; and

•	increasing consumer comfort with using technology in virtually every part of their daily lives.

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

Our principal methods of competing in the commercial cooking equipment market are through our product performance, our extensive experience with speed cook units in the field, our experience with large-scale roll-outs, our research and development capabilities and our service and warranty offerings. We do not believe there has been a significant influx into the marketplace of any competitive products which are functionally equivalent to our cooking system (i.e., products that have the same capabilities to cook a variety of food items to the same high quality standards and at comparable speeds). Our major competitors in the commercial cooking equipment market include:

•	Amana Commercial (Ali S.p.A.);

•	Duke Manufacturing Company;

•	Fujimak Corporation;

•	Groen, Inc. (Dover Corporation);

•	MerryChef and Lincoln Foodservice Products (Enodis, LLP);

•	The Middleby Corporation; and

•	Vulcan-Hart Corporation (Illinois Tool Works, Inc.).

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

Certain companies have introduced speed cook residential ovens, including the General Electric Advantium® and Trivection® ovens (utilizing microwave and halogen light technology), the Whirlpool g2microvenTM SpeedCook Appliance (utilizing convection, microwave and halogen light technology) and the Viking High Speed Convection Oven.

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

We have received certification of our commercial ovens under UL accreditation standards relating to product safety and under the National Sanitation Federation accreditation standards regarding sanitation and the ability of our ovens to be cleaned. Our residential oven has satisfied the product safety standards required to mark them with the ETL certification. These agencies have established certain standards for a variety of categorized products and can be engaged to inspect a manufacturer’s products for compliance with the applicable standards. Certification by each agency authorizes the marking of any such product with the agency’s labels, which indicates that the product has met the applicable standards of the agency for such use. Such certifications, which require periodic inspections, only represent compliance with established standards and are not legally required. However, failure by us to comply with these accreditation standards in the future could have a material adverse effect on our marketing efforts. In addition, we have met the requirements necessary to apply the “CE” mark (which indicates compliance with the European Community Council directive relating to electromagnetic compatibility and low voltage) to our C3, Tornado and High h Batch ovens. As an equipment manufacturer, we are allowed to “self-certify” compliance with this directive; however we use an independent third party, TÜV America, a leading technical service company, to test and certify compliance. We are required by law to meet this European Community Council directive in order to apply the “CE” mark and thereby sell our cooking systems in the European Union.

Employees

As of March 1, 2008, we employed 258 persons, including personnel providing technological support and development, manufacturing, sales, marketing, customer service, and finance and administration support. None of our employees are represented by labor unions. We consider relations with our employees to be good.

Available Information

We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet address is www.turbochef.com. Our web site is not meant to be incorporated by reference into this annual report on Form 10-K.

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

We had net losses of $17.2 million and $23.4 million for the fiscal years ended December 31, 2007 and 2006, respectively, and our accumulated deficit as of December 31, 2007 was $142.0 million. Our future results will be affected by our ability to grow our commercial sales and expand the commercial customer base, manage costs related to the residential segment and generate meaningful sales of the residential product. We can provide no assurance that our future operations will be profitable.

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

We may not be able to accurately forecast continued sales to a customer.

While we may provide financial guidance to the marketplace based upon business projections given to us and reasonable assumptions we may make therefrom about the purchasing plans of significant customers, we may not be able to reasonably foresee significant changes in the customer’s business that materially impact the level of purchases or timing of purchases of our products by the customer.

Changes in economic conditions, consumer preferences and discretionary spending patterns could adversely affect our business.

Purchases of our residential products are discretionary for consumers. Therefore, we are susceptible to economic slowdowns. Consumers generally are more willing to make discretionary purchases during periods in which favorable economic conditions prevail. The performance of the economy is affected by numerous economic, political and other factors which are beyond our control, including, but not limited to, gross domestic product, consumer interest rates, consumer confidence, retail trends, housing starts and sales of existing homes. These factors are likely to affect demand for our products, particularly our residential ovens. Slowdowns in the United States economy and any other markets in which we operate could adversely affect consumer confidence and spending habits, which could adversely affect our sales, growth, financial condition and results of operations.

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

Because the market for our commercial and residential ovens is an emerging sector of the cooking equipment market, we will be required to undertake significant marketing efforts to achieve market acceptance, the success of which we cannot predict.

Notwithstanding our successes to date, the market for our commercial ovens is a nascent sector of the commercial cooking equipment market. Further, the market for our residential ovens is new and being created primarily by us. As is typical with new products based on innovative technologies, demand for and market acceptance of our ovens are subject to a high level of uncertainty. Achieving market acceptance for our ovens will require substantial marketing efforts and the expenditure of significant funds to increase public awareness of our brand and our products, and to educate potential customers as to the distinctive characteristics and benefits of our products and our technologies. There can be no assurance that our marketing efforts will result in significant market acceptance of our ovens.

The success of our entry into the residential oven market is subject to the risks inherent in establishing a new business enterprise, and we cannot assure you that we will be successful in this endeavor.

An important part of our growth strategy includes the successful market introduction and acceptance of residential speed cook ovens. Our entry into the residential oven market is subject to all of the risks inherent in the establishment of a new business enterprise, and acceptance of our speed cook products in this market will depend upon our ability to, among other things, successfully:

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

There can be no assurance that we will be able to successfully enter this market. We have and expect to continue to devote considerable resources and expenditures to our residential oven business, and we cannot assure you that we will be able to be successful in this market. If we cannot successfully build our residential oven business, our financial performance may suffer and our business may be harmed.

We are dependent on a network of independent dealers to reach the residential oven market and for success in selling our residential oven products.

We have limited ability to conduct the cooking demonstrations and reach our target consumer market across the U.S. with our own personnel. We depend upon independent dealers to represent and promote our residential oven directly to the consumer, builder or other target customer. While we train, incentivize and continuously encourage dealer support, we have no control over their businesses and we are dependent upon them for our sales success.

We are subject to risks associated with developing products and technologies, which could delay product introductions and result in significant expenditures.

We continually seek to refine and improve upon the physical attributes, utility and performance of our existing ovens and to develop new ovens. As a result, our business is subject to risks associated with new product and technological development, including unanticipated technical or other problems and the possible insufficiency of funds allocated for the completion of development of a particular product or technology. The occurrence of any of these risks could cause a substantial change in the design, delay in the development, or abandonment of new technologies and products. Consequently, there can be no assurance that we will develop oven technologies superior to our current technologies, successfully bring to market new commercial ovens, or develop and successfully commercialize our residential line of ovens. Additionally, there can be no assurance that, if developed, new technologies or products will meet our current price or performance objectives, be developed on a timely basis or prove to be as effective as products based on other technologies. The inability to successfully complete the development of a product, or a determination by us, for financial, technical or other reasons, not to complete development of a product, particularly in instances in which we have made significant expenditures, could have a material adverse effect on our operating results.

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

We are subject to potential disruptions in material and component supply and other potential adverse effects.

We do not maintain supply agreements with third parties for raw materials or components. Instead, we purchase these items pursuant to purchase orders in the ordinary course of business. We attempt to maintain multiple sources of supply for these items, but some of the specially-designed components used in our ovens are sourced from a limited number of suppliers. We may utilize contract manufacturers to fabricate components and assemble our residential oven, and we may outsource fabrication of parts or components to foreign operations.

We are and will continue to be dependent on the ability of these third parties to, among other things, meet our design, performance and quality specifications, provide components and, in the case of residential products, produce finished ovens in a timely manner. Events beyond our control could have an adverse effect on the cost or availability of raw materials and components. Shipment delays, unexpected price increases or changes in payment terms from our suppliers of components could impact our ability to secure necessary components. The occurrence of any of these events would have a material adverse effect on our financial performance, competitive position and reputation.

Depending upon supply from foreign countries also subjects us to various risks inherent in foreign manufacturing, including increased credit risks, tariffs, duties and other trade barriers, fluctuations in foreign currency exchange rates, shipping delays, acts of terrorism and international political, regulatory and economic developments. Any of these risks could increase our costs of goods, interrupt our operations or have a significant impact on our foreign suppliers’ ability to deliver components.

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

Our financial performance is subject to significant fluctuations.

Our financial performance is subject to quarterly and annual fluctuations due to a number of factors, including:

•	our lengthy, unpredictable sales cycle for commercial ovens;

•	the gain or loss of significant customers;

•	unexpected delays in new product introductions;

•	level of market acceptance of our residential ovens and any new or enhanced versions of our products;

•	unexpected changes in the levels of our operating expenses including increased research and development and sales and marketing expenses associated with new product introductions;

•	competitive product offerings and pricing actions; and

•	general economic conditions.

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

We are dependent on a limited number of customers for a significant portion of our revenues.

We have been dependent on a limited number of customers for a significant portion of our revenues. Sales to three customers accounted for 66%, 55% and 60% of our total revenues in the years ended December 31, 2007, 2006 and 2005, respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products. While we believe it is important to our success that we continue to sell to our existing base of commercial customers to meet their expansion or replacement needs, we are focused on extending our customer base by concentrating our internal sales efforts on major foodservice operators and by supporting our networks of manufacturer’s representatives and equipment distributors. We expect that an expanding number of customers will contribute to a growing number of sales. Our ability to maintain close relationships with these top customers is important to the growth and profitability of our business. If we fail to sell our products to one or more of these top customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, and if we fail to replace that business with sales to other existing and/or new customers, our revenue could decline, and our results of operations could be adversely affected.

Risks Related To Ownership Of Our Common Stock

Our recent restatement may continue to negatively impact our stock.

We were required to restate certain prior financial statements upon conclusion of our internal investigation relating to past stock option practices. This investigation, which was undertaken in response to an informal SEC inquiry we received in February 2007, resulted in our concluding that the measurement dates for financial accounting purposes for a number of stock option grants differed from the recorded grant dates for such awards and, as a consequence, material amounts of stock compensation expenses were not properly recognized in our previously issued financial statements. Although we believe we have appropriately addressed all issues regarding the improper accounting and reporting of these option grants in our restatement of the affected periods in our Form 10-K filing for our 2006 fiscal year, we have not yet received notice of what regulatory action, if any, will be taken by the SEC. We have incurred significant expenses relating to legal, accounting, tax, and other professional services in connection with the review of our stock option grant practices and the related restatement, and may incur significant expenses in the future with respect to such matters if the SEC disagrees with the manner in which the issues were resolved and continues its investigation. We could also be exposed to litigation or additional regulatory proceedings relating to our past stock option practices. If any litigation or government enforcement action is instituted against us, the resolution of these matters will be time consuming, expensive, and distract management from the conduct of our business. Such proceedings could also result in adverse findings which could require us to pay damages or penalties or have other remedies imposed, all of which could harm our business, financial condition, results of operations, and cash flows.

We are subject to review by taxing authorities, including the Internal Revenue Service.

We are subject to review by domestic and foreign taxing authorities, including the Internal Revenue Service. We understand the IRS intends to focus on issues relating to stock option grants. We believe the investigation of our stock option practices, the re-measurement of various historic stock option grants and our handling of related tax issues may subject us to a higher risk of inquiry or audit with its attendant potential costs.

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

Any of these factors could have a negative effect on the price of our common stock on The NASDAQ Global Market, make it difficult to predict the market price for our common stock and cause the value of your investment to decline.

The exercise of options or vesting and payout of restricted stock units will result in dilution to you.

At March 1, 2008, 2.8 million shares of our common stock were subject to issuance upon exercise of outstanding stock options, 626,000 shares were subject to issuance upon vesting and payout under outstanding restricted stock units, and an indeterminate number of shares issuable in the future to settle the dollar denominated restricted stock units issued in connection with the tender offer and amendment of options completed in December 2007. Your ownership will be diluted by the exercise of any of these outstanding stock options and the vesting and payout of the restricted stock units.

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

The liquidity of the trading market for our common stock may be affected in part on the research and reports that equity research analysts publish about us and our business. We do not control the opinions of these analysts. The price of our stock could decline if one or more equity analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business.

Certain provisions of our corporate governing documents and Delaware law could make an acquisition of our company more difficult.

Certain provisions of our organizational documents and Delaware law could discourage potential acquisition proposals, delay or prevent a change in control of us or limit the price that investors may be willing to pay in the future for shares of our common stock. For example, our restated certificate of incorporation and restated bylaws:

•
authorize the issuance of preferred stock that can be created and issued by our board of directors without prior stockholder approval, commonly referred to as “blank check” preferred stock, with rights senior to those of our common stock;

•	limit the persons who can call special stockholder meetings;

•	do not provide for cumulative voting in the election of directors; and

•	provide for the filling of vacancies on our board of directors by action of a majority of the directors then in office, although less than a quorum, or by the stockholders at a meeting.

These and other provisions in our organizational documents could allow our board of directors to affect your rights as a stockholder in a number of ways, including making it more difficult for stockholders to replace members of the board of directors. Because our board of directors is responsible for approving the appointment of members of our management team, these provisions could in turn affect any attempt to replace the current management team. These provisions could also limit the price that investors would be willing to pay in the future for shares of our common stock.

Section 203 of the Delaware General Corporation Law also imposes certain restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock.

Failure to maintain an effective system of internal control over financial reporting could harm stockholder and business confidence in our financial reporting, our ability to obtain financing and other aspects of our business.

Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC require us to include in our Form 10-K a report by management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of the respective fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. In addition, components of our internal control over financial reporting may require improvement from time to time. If management is unable to assert that our internal control over financial reporting is effective now or in any future period, or if our auditors are unable to express an unqualified opinion on the effectiveness of those internal controls, investors may lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.

During fiscal 2005, 2006 and 2007, we incurred substantial costs in complying with Section 404 of the Sarbanes-Oxley Act of 2002 relating to the evaluation of our internal control over financial reporting and having our independent auditor attest to that evaluation. Compliance with these requirements has been and is expected to continue to be expensive and time consuming. We also incurred substantial costs associated with our review of historical stock options and stock grants, and the resulting restatements described in our Annual Report on Form 10-K for 2006.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Stock Market rules are creating uncertainty for public companies. We continually evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We are committed to maintaining high standards of corporate governance and public disclosure. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and we may be harmed.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We own no real estate. We currently lease two facilities in Dallas, Texas, one in Atlanta, Georgia, and one in New York City, New York. In Dallas, we occupy approximately 135,000 square feet of space, which we use for administrative and sales offices, technology development, product assembly and distribution and other purposes. The lease agreements for these properties provide for aggregate annual base rental of approximately $875,000 and will terminate in 2012.

We also lease office space in Atlanta, Georgia for our executive offices and headquarters, and we lease office space in New York. The Atlanta lease includes approximately 7,000 square feet, the lease runs until 2009 and it has annual base rental of approximately $135,000. The New York lease includes approximately 3,000 square feet, runs until 2009 and has annual base rental of $180,000.

We believe that our facilities are generally well maintained, in good operating condition and adequate for our current needs.

Item 3.	Legal Proceedings

The Company filed suit August 1, 2007 in the U.S. District Court, Northern District of Texas, against the defendants, Garland Commercial Industries LLC (“Garland”) and AGA Commercial Products (“AGA”) for infringement by their oven products of several patents owned by the Company and its subsidiary, Enersyst Development Center L.L.C. (“Enersyst”). The speed cook ovens involved are sold by Garland under the Merrychef brand and are or were sold by AGA under the Amana brand. The Company is seeking unspecified damages and injunctions. The defendants seek a judgment denying the claims, dismissing the complaint, declaring all of the asserted patents invalid or unenforceable or that the defendants do not infringe. They also seek costs and legal fees.

Lincoln Foodservice Products LLC (“Lincoln”) filed suit against the Company and Enersyst on October 9, 2007 in the U.S. District Court, Northern District of Texas, for patent infringement of one U.S. patent owned by Lincoln. Lincoln is a subsidiary or affiliate of Enodis PLC, parent of Garland (Merrychef), and filed this suit at the time Garland answered the Company’s suit. Lincoln is seeking damages, including treble damages, fees, interest and costs as well as to enjoin the Company from further infringement by its products, including the Tornado® speed cook oven.

The Company is party to legal proceedings from time to time that arise in the ordinary course of our business. The Company believes an unfavorable outcome of any such existing proceedings should not have a material adverse effect on our operating results or future operations.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on December 5, 2007. The stockholders voted on two proposals, as more fully described in our definitive Proxy Statement, dated October 31, 2007. The votes were as follows:

Proposal 1: Election of Directors

Nominee	For	Withheld	Abstain
Richard E. Perlman	25,599,865	1,744,864	1,375,052
James K. Price	24,503,079	1,841,650	1,471,838
James W. DeYoung	24,047,582	2,297,147	1,927,335
Sir Anthony Jolliffe	23,985,102	2,359,627	1,989,815
J. Thomas Presby	25,934,520	410,479	40,667
William A. Shutzer	25,563,311	781,418	411,406
Raymond H. Welsh	25,564,454	780,275	410,463

Proposal 2: Ratification of the appointment of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for fiscal year 2007.

For	Withheld	Abstain
26,097,207	228,554	18,978

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On June 20, 2005, our common stock commenced trading on the NASDAQ National Market and now trades on the NASDAQ Global Market under the symbol “OVEN.” From November 2, 2004 until June 20, 2005 our common stock traded on the American Stock Exchange under the trading symbol “TCF”. The table below sets forth the high and low sales prices for our common stock for the periods indicated, as reported by NASDAQ or the American Stock Exchange.

	Price Range of Common Stock
Period	High	Low
Year Ended December 31, 2006
First Quarter	$15.37	$10.24
Second Quarter	13.35	10.50
Third Quarter	13.90	7.84
Fourth Quarter	17.10	12.33
Year Ended December 31, 2007
First Quarter	$16.36	$13.96
Second Quarter	15.50	11.69
Third Quarter	15.28	11.96
Fourth Quarter	17.00	13.61

The number of record holders of our common stock as of March 1, 2008 was 79 (excluding individual participants in nominee security position listings).

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

The following selected consolidated financial data as of December 31, 2007 and 2006, and for each of the years ended December 31, 2007, 2006, and 2005 has been derived from the Company’s audited financial statements and should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2007. The following selected financial data as of December 31, 2005, 2004 and 2003, and for each of the fiscal years ended December 31, 2004 and 2003, has been derived from the Company’s financial statements on Form 10-K for the year ended December 31, 2006.

Statements of Operations Data (in thousands except share and per share data):

	Year Ended December 31,
	2007	2006	2005	2004 (b)	2003
Revenues	$108,106	$48,669	$52,249	$70,894	$3,690
Costs and expenses:
Cost of product sales	66,645	31,929	43,532	44,047	1,946
Research and development expenses	5,177	4,357	4,307	1,202	897
Purchased research and development (a)	—	7,665	6,285	—	—
Selling, general and administrative expenses	53,427	28,986	34,398	19,191	7,747
Compensation and severance expenses related to termination of former officers and directors	—	—	—	—	7,585
Total costs and expenses	125,249	72,937	88,522	64,440	18,175
Operating (loss) income	(17,143)	(24,268)	(36,273)	6,454	(14,485)
Interest expense and other (c)	(729)	(436)	(332)	(8)	(1,105)
Interest income	638	1,300	1,536	169	17
Total other income (expense)	(91)	864	1,204	161	(1,088)
(Loss) income before taxes	(17,234)	(23,404)	(35,069)	6,615	(15,573)
Provision for income taxes	—	—	—	301	—
Net (loss) income	(17,234)	(23,404)	(35,069)	6,314	(15,573)
Preferred stock dividends	—	—	—	—	(195)
Beneficial conversion feature of preferred stock (d)	—	—	—	—	(12,605)
Net (loss) income applicable to common stockholders	$(17,234)	$(23,404)	$(35,069)	$6,314	$(28,373)
Net (loss) income per share applicable to common stockholders:
Basic	$(0.59)	$(0.81)	$(1.25)	$0.52	$(4.17)
Diluted	(0.59)	(0.81)	(1.25)	0.25	(4.17)
Basic	29,294,596	28,834,821	28,034,103	12,256,686	6,797,575
Diluted	29,294,596	28,834,821	28,034,103	25,626,215	6,797,575

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

(d)
During 2003, we incurred a non-cash charge of $12.6 million to record a deemed dividend in recognition of the beneficial conversion feature intrinsic in the terms of our Series D Convertible Preferred Stock. The Series D Convertible Preferred Stock was considered redeemable until July 19, 2004 when shareholders approved an amendment to increase the number of authorized shares of our common stock to 100,000,000 and a sufficient number of shares of common stock were subsequently reserved to permit the conversion of all outstanding shares of our Series D Convertible Preferred Stock into shares of common stock. As of October 28, 2004, all shares of Series D Convertible Preferred Stock had been converted to shares of common stock.

Balance Sheet Data (in thousands):

	As of December 31,
	2007	2006	2005 (a)	2004	2003
Cash and cash equivalents	$10,149	$19,675	$40,098	$12,942	$8,890
Working capital (deficit)	11,358	25,677	43,745	17,399	(5,685)
Total assets	88,721	72,201	86,150	50,687	11,420
Total liabilities, including mezzanine equity	56,214	26,496	21,378	17,088	18,155
Accumulated deficit	(142,026)	(124,792)	(101,388)	(66,319)	(72,633)
Total stockholders’ equity (deficit)	32,507	45,705	64,772	33,779	(6,735)

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

Overview

TurboChef Technologies, Inc. is a leading provider of equipment, technology and services focused on the high-speed preparation of food products. Our user-friendly speed cook ovens employ proprietary combinations of heating technologies, such as convection, air impingement, microwave energy and other advanced methods, to cook food products at speeds up to 12 times faster than, and to quality standards that we believe are comparable or superior to, that of conventional heating methods. We offer three primary speed cook countertop models: the C3 and Tornado® combination air and microwave batch ovens and the High h Batch (air only) model. In 2007, we began to expand our commercial offerings with the development of a new air/microwave combination countertop batch oven and high speed impingement air-only conveyor ovens, both floor model sized and countertop versions. These new products are expected to be available to the marketplace in early 2008.

In 2007 we entered the domestic residential oven market with the introduction of our first speed cook oven model for the home. Our first residential products target the premium segment of the residential oven market and are priced at a point that we believe is appropriate for a high-end consumer purchase. We are selling a 30″ double wall oven model and we expect to be selling a single wall version of the speed cook oven by Spring 2008. We are working to develop a range model, and over time we intend to develop other configurations designed to satisfy consumer needs for residential oven appliances.

We currently derive revenue primarily from the sale of our ovens to commercial foodservice operators worldwide. In North America we sell our equipment through our internal sales force as well as through manufacturer’s representatives and for the rest of the world, we utilize a network of equipment distributors. We also derive revenues from licensing our technologies to food service equipment manufacturers. We also derive revenue form the sale of our residential product through a network of over 160 high-end consumer appliance dealers throughout the U.S.

We believe it is important to our success that we continue to sell to our existing base of commercial customers to meet their expansion or replacement needs, while at the same time extending that customer base by concentrating our internal sales efforts on major foodservice operators and by supporting our networks of manufacturer’s representatives and equipment distributors. We must strive to do that while maintaining a cost structure for our products and controlling our operating expenses to provide a satisfactory return on sales. We must compete effectively in the marketplace on the basis of price, quality and product performance, and we must meet market demand through development and improvement of our speed cook ovens and introduction of new oven products. These same marketplace and product development factors will apply to our achieving success with the launch of our residential speed cook oven products; however, the residential market is new to us and there may be factors important to our success that are unknown to us at present. See “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K.

Our financial results in 2007 as compared to 2006 and 2005 reflect our efforts to strengthen our operating systems and infrastructure and to solidify our sales and marketing efforts to support the significant growth experienced in our commercial business and to support the development and launch of our new residential ovens. In 2007, we focused on executing on the expansion plans of our contract customers and expanding our revenues from our non-contract customers. During 2008, we intend to return to profitability. We will accomplish this by growing the top line in both of our operating segments, expanding the profitability of our commercial business, reducing our residential segment marketing and promotional costs, and tightening control of spending across the entire business while continuing to expand our product offerings.

The following sets forth, as a percentage of revenue, consolidated statements of operations data for the years ended December 31:

	2007	2006	2005
Revenues	100%	100%	100%
Cost of product sales	62	66	83
Research and development expenses	5	9	8
Purchased research and development	—	16	12
Selling, general and administrative expenses	49	59	65
Restructuring charges	—	—	1
Total costs and expenses	116	150	169
Operating loss	(16)	(50)	(69)
Interest income	1	3	3
Interest expense and other	(1)	(1)	(1)
Total other income	—	2	2
Net loss	(16)%	(48)%	(67)%

We have observed the following trends and events that are likely to have an impact on our financial condition and results of operations in the future:

•
During 2007, we grew our total revenue by 122% over 2006. This was due to growth in sales to three contract customers totaling $44.0 million and growth in sales to non-contract customers totaling $15.4 million. Contract customers are those commercial customers for whom we have an executed agreement addressing, among other items, service requirements and purchase price. We generated 66%, 55%, and 60% of our revenue from three contract customers for each of the years ended 2007, 2006 and 2005, respectively. No other single customer accounted for more than 10% of our total 2007, 2006 or 2005 revenues. We expect our non-contract customer revenue to continue to increase in 2008. As our customer base continues to grow, we expect our customer concentration levels to decline.

•
During 2007, we continued to experience a decrease in our cost of product sales as a percentage of revenue (and an improvement in our gross profit percentage) as compared to 2006. The improvement is primarily due to favorable sales mix resulting in higher average selling prices per unit, offset by an increase of 4% in component pricing over 2006. In 2008, we expect gross profit percentages consistent with 2007 levels.

•
During 2007, we increased our research and development expenditures primarily as the result of our residential oven initiative and new commercial projects. In 2008, we expect our research and development expenditures to approximate the 2007 levels as we develop additional residential and commercial products.

•
During 2007, we increased our selling, general and administrative expenses and depreciation and amortization, by $24.4 million over 2006 primarily due to costs related to our residential segment and expenses incurred in relation to the option review investigation. We expect a decrease in 2008 compared to 2007 primarily due to the absence of $7.7 million in option investigation related costs incurred in 2007.

Based on our analysis of the aforementioned trends and events, it is likely that we will continue to generate net losses on a quarterly basis during the early part of 2008 primarily due to our continued investment in the residential product launch coupled with the uncertainty as to market acceptance of this new product offering and the volume of sales that can be generated. We anticipate that the business will achieve profitability in the latter part of 2008 based primarily on our anticipated growth in commercial revenue. Our future results will be affected by many factors, some of which are identified below and in Part I, Item 1A of this report entitled “Risk Factors,” including our ability to:

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

Revenue Recognition

Revenue from product sales, which includes all revenues except royalty revenues, are recognized when no significant vendor obligation remains, title to the product passes (depending on terms, either upon shipment or delivery), and the customer has the intent and ability to pay in accordance with contract payment terms that are fixed and determinable. Certain customers may purchase installation services. Revenue from these services are deferred and recognized when the installation service is performed. Certain customers may purchase extended warranty coverage. Revenue from sales of extended warranties is deferred and recognized in product sales on a straight-line basis over the term of the extended warranty contract. Royalty revenues are recognized based on the sales dates of licensees’ products, and services revenues are recorded based on attainment of scheduled performance milestones. We report revenue net of any sales tax collected.

Our product sales sometimes involve multiple elements (i.e., products, extended warranties and installation services). Revenue under multiple element arrangements is accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. Under this method, for elements determined to be separate units of accounting, revenue is allocated based upon the relative fair values of the individual components.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair values. Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires goodwill and other acquired intangible assets that have an indefinite useful life no longer to be amortized; however, these assets must undergo an impairment test annually or more frequently if facts and circumstances warrant. Goodwill is allocated and reviewed for impairment by reporting units, which consists of the operating segments. We completed our annual goodwill impairment test in October 2007 and determined that the carrying amount of goodwill was not impaired, and there have been no developments subsequently that would indicate an impairment exists. We will continue to perform our goodwill impairment review annually or more frequently if facts and circumstances warrant.

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

Stock-Based Compensation and Other Equity Instruments

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, a revision of SFAS No. 123 (SFAS No. 123R), using the modified prospective method. SFAS No. 123R requires measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. The fair value of stock option grants is determined using the Black-Scholes valuation model, which is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, (“SFAS No. 123”) as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”). The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of our common stock on the grant date. Such fair values will be recognized as compensation expense over the requisite service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123R.

Prior to January 1, 2006, we accounted for stock-based awards under the intrinsic value method. Under the intrinsic value method, no compensation expense was recognized for stock options granted to employees with exercise prices equal or greater than the market value of the underlying stock on the dates of grant. Compensation expense, net of forfeitures, has been recognized for periods prior to January 1, 2006; for certain stock options granted with an exercise price lower than the fair market value of our common stock on the measurement date as determined by the findings of a recently completed review of our option grants since 1994. The compensation expense is equal to the excess of fair market value of our common stock over the exercise price on the measurement date. The compensation expense was amortized on a straight-line basis over the vesting period, all of which was recognized when we accelerated the vesting terms of all outstanding options at December 31, 2005.

We account for transactions in which services are received in exchange for equity instruments issued based on the fair value of the equity instruments issued in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

The two factors which most affect charges or credits to operations related to stock-based compensation are the fair value of the underlying equity instruments and the volatility of the underlying equity. We believe our prior and current estimates of these factors have been reasonable.

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

Deferred Income Taxes

In preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. In addition, as of December 31, 2007, we have net operating losses (“NOLs”) of approximately $99.1 million, of which $21.1 million are subject to annual limitations resulting from the change in control provisions in Section 382 of the Internal Revenue Code. These NOLs begin to expire in 2011. Additionally, the Company has $8.8 million in income tax deductions related to stock option exercises the tax effect of which will be reflected as additional paid- in capital when realized.

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

We adopted the provisions of FIN 48 effective January 1, 2007. No cumulative adjustment was required or recorded as a result of the implementation of FIN 48. As of December 31, 2007, we had no unrecognized tax benefits. We are no longer subject to U.S. federal income or state tax return examinations by tax authorities for tax years before 2003. However, since we have substantial tax net operating losses originating in years before 2003, the tax authorities may review the amount of the pre-2003 net operating losses. We are not currently under examination by any tax authority. We will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when and if incurred. We had no interest or penalties related to unrecognized tax benefits accrued as of December 31, 2007. We do not anticipate that the amount of the unrecognized benefit will significantly increase or decrease within the next 12 months.

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

Results of Operations

Revenues

Total revenues increased 122%, or $59.4 million, to $108.1 million for 2007 as compared to $48.7 million for 2006. Total revenues decreased $3.6 million for 2006, from $52.2 million in 2005.

We currently derive the majority of sales, cost of product sales and gross profit from our Commercial segment. Total Commercial revenues increased 121%, or $58.9 million, to $107.6 million for 2007 as compared to $48.7 million for 2006. Total revenues decreased $3.6 million for 2006, from $52.2 million for 2005. The increase in total revenues from 2006 to 2007 is primarily attributable to increased unit sales volume and, to a lesser extent, increased average sale prices. Excluding royalty revenues, in 2007, sales to contract customers increased by 164%

over 2006 and sales to non-contract customers increased by 76% over 2006. The decrease in total revenues from 2005 to 2006 is primarily attributable to decreased sales volumes. Excluding royalty revenues, in 2006, sales to contract customers decreased by 14% over 2005 and sales to non-contract customers increased by 8% over 2005. Contract customers are those commercial customers for whom we have an executed agreement addressing, among other items, service requirements and purchase price.

Royalty revenues, which consists of revenue from licensing our technology to third parties, was $1.1 million for the year ended December 31, 2007 as compared to $1.3 million for the year ended December 31, 2006. Royalty revenues decreased $700,000 for 2006, from $2.0 million for 2005. We expect further diminution in royalty revenues as the resources which generate this revenue are repurposed to support our commercial oven business and to benefit our residential speed cook oven initiative.

Cost of Product Sales and Gross Profit

Cost of product sales for 2007 was $66.6 million, an increase of $34.7 million compared to $31.9 million for 2006. Cost of product sales for 2006 was $31.9 million, a decrease of $11.6 million compared to $43.5 million for 2005. The variability in cost of product sales in 2007 compared to 2006 and 2005 was due primarily to increases in the number of ovens sold and, to a lesser extent, increases in our warranty provision of $9.6 million recorded in 2005. Excluding the $9.6 million increase to our warranty provision recorded in 2005, we experienced comparable cost of product sales as a percentage of product sales for 2006 and 2005. In 2007, we experienced a decrease in cost of product sales as a percentage of product sales primarily due to increased average sales prices resulting from improved sales mix, offset by increases in component pricing.

Gross profit on product sales for 2007 was $40.4 million, an increase of $24.9 million, compared to gross profit on product sales of $15.5 million for 2006. Gross profit on product sales increased $8.8 million for 2006, from $6.7 million for 2005. The variability in the gross profit on product sales was due primarily to the number of ovens sold and, to a lesser extent, a $9.6 million increase in our warranty provision recorded in 2005. Gross profit on product sales as a percentage of product sales revenue, excluding the effects of the $9.6 million increase in our warranty provision in 2005, improved during 2007 due to increased average sales prices resulting from improved sales mix, and remained constant for 2006 as compared to 2005. We expect gross margins on commercial oven sales consistent with those experienced in 2007.

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

Research and development expenses increased 19%, or $820,000, to $5.2 million for 2007 as compared to $4.4 million for 2006. Research and development expenses increased 1%, or $49,000, to $4.4 million for 2006 as compared to $4.3 million for 2005. The increase in 2007 as compared to 2006, as well as 2006 as compared to 2005, was attributable to an expanded scope of research activities to support new product development in both our commercial and residential segments.

The following table quantifies the net increase in research and development expenses over periods presented (in thousands):

	Increase (Decrease) in Research and Development Expenses
	2007 to 2006	2006 to 2005
Design, prototype and other related expenses	$394	$(608)
Payroll and related expenses	250	612
Engineering related general and administrative expenses	176	45
Total increase	$820	$49

We believe that research and development expenses for 2008 will approximate 2007 levels, as we continue our development efforts for residential speed cook ovens and related products and for new commercial ovens.

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

SG&A expenses increased 84%, or $24.4 million to $53.4 million for 2007 as compared to $29.0 million for 2006 (excluding restructuring charges as discussed below). These increases were due primarily to increased selling, marketing and related expenses of $9.7 million due to increased sales activity in our commercial business and the residential oven initiative and increased legal and professional fees of $8.1 million principally related to the option review investigation. Payroll and related expenses increased by $4.1 million, of which approximately two-thirds is attributable to the Commercial segment, one-quarter is attributable to the Corporate resource and the remainder is attributable to the Residential segment. Additionally, non-cash stock compensation expense increased $1.4 million due to an additional RSU grant in March 2007. Finally, travel and related expenses increased $672,000 in association with the increased sale activity as noted above, and depreciation and amortization and rent and occupancy costs increased nominally as compared to the prior year.

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

The following table quantifies the net change in general and administrative expenses for the periods presented (in thousands):

	Increase (Decrease) in General and Administrative Expenses
	2007 to 2006	2006 to 2005
Selling, marketing and related expenses	$9,751	$1,056
Legal and professional fees	8,047	(2,912)
Payroll and related expenses	4,129	2,194
Non-cash stock compensation	1,394	(6,824)
Travel and related expenses	672	100
Depreciation and amortization	216	1,058
Rent and occupancy costs	191	544
Other	—	34
Total (decrease) increase	$24,400	$(4,750)

For 2007, we have continued to augment our SG&A infrastructure to support increased activity contemplated in our Commercial business and in contemplation of the launch of our residential speed cook oven products resulting in an increase of SG&A expenses, excluding the effects of non-cash compensation and option investigation related expenses. Excluding the option investigation related expense incurred in 2007, overall, we expect SG&A to increase somewhat in 2008 as compared to 2007, principally the result of increased selling, marketing and related costs resulting from increased commercial business and the launch of our residential ovens.

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

Interest Income

Interest income includes amounts earned on invested cash balances. Interest income was $638,000 for 2007 as compared to $1.3 million for 2006 and $1.5 million for 2005, representing earnings on available cash, including proceeds from the February 2005 public offering of our common stock.

Interest Expense and Other

Interest expense includes interest and other costs paid and incurred on our debt obligations, interest on installment payments, and amortization of deferred financing costs. We have a credit facility which has been in place since February 2005. Although we did not access the facility through 2006, there are fees and availability costs associated with having the facility in place. Net other income (expense) represents foreign exchange gains and losses incurred during the periods presented. Variations during the periods are attributable to exchange rate fluctuations and the volume of transactions denominated in foreign currencies. Interest expense and other was $729,000 in 2007 as compared to $436,000 for 2006 and $332,000 for 2005.

Provision for Income Taxes

There was no provision for income taxes required for 2007, 2006 or 2005. At December 31, 2007, the Company has net operating loss carryforwards (“NOL’s”) for federal income tax purposes of $99.1 million, which may be used against future taxable income, if any, and which begin to expire in 2011. Additionally, the Company has $8.8 million in income tax deductions related to stock option exercises the tax effect of which will be reflected as additional paid- in capital when realized. In October 2003, a change in ownership took place, which for income tax purposes under Internal Revenue Code Section 382, limits the annual utilization of $21.1 million of the loss carryforwards and could cause some amount of the carryforwards to expire before they are utilized. As described in Note 10 to the Consolidated Financial Statements, a valuation allowance has been recorded to reduce our net deferred income tax assets to the amount that is more likely than not to be realized. Based on our previous history of losses, we have recorded a valuation allowance as of December 31, 2007, equal to the full amount of our net deferred income tax assets including those related to our NOLs. Future profitable operations would permit recognition of these net deferred income tax assets, which would have the effect of reducing our income tax expense. Future operations could also demonstrate a return to profitability sufficient to warrant a reversal of the valuation allowance, which would positively impact our financial statements.

Liquidity and Capital Resources

Our capital requirements in connection with our product and technology development and marketing efforts have been significant. In light of the expected growth in both our Commercial and Residential business and planned launch in 2008 of our new residential speed cook single wall oven and new commercial ovens, the capital requirements for these efforts likely will continue to be significant.

On February 8, 2005, we closed a public offering of 5,000,000 shares of our common stock at $20.50 before discounts and commissions to underwriters and other offering expenses. Of the shares sold, 2,925,000 were sold by the Company and 2,075,000 were sold by certain selling stockholders. We used the net proceeds, approximately $54.8 million, to finance the development and introduction of our residential speed cook ovens, for strategic investments and for working capital and other general corporate purposes.

Our management anticipates that current cash on hand, including availability under our credit facility with Bank of America, provides sufficient liquidity for us to execute our business plan and expand our business as needed in the near term. This facility was renewed and extended through February 28, 2009 and provides stand-by credit availability to augment the cash flow anticipated from operations. As of December 31, 2007, we had outstanding $9.0 million with an additional $10.1 million available under the credit facility. The outstanding amount of $9.0 million was repaid on February 28, 2008 and we now have the $20.0 million available under the credit facility. However, should the launch of our residential speed cook oven products or a significant increase in demand for commercial products engender significant expansion of our operations, we may require additional capital in future periods.

Cash used in operating activities was $(17.3) million for the year ended December 31, 2007 as compared to $(17.1) million for the year ended December 31, 2006. Net cash used in operating activities for 2007 resulted from our net loss of $(17.2) million less non-cash charges of $7.0 million (including $4.1 million in depreciation and amortization and $2.4 million in non-cash compensation expense), offset by an increased investment in working capital of $7.1 million. The change in working capital items included cash used for an increase in accounts receivable (primarily from one customer); offset by cash provided by increases in trade accounts payable, deferred revenue, and accrued expenses and warranty. Cash used in operating activities was $(17.1) million for the year ended December 31, 2006 as compared to $(20.2) million for the year ended December 31, 2005. Net cash used in operating activities for 2006 resulted from our net loss of $(23.4) million less non-cash charges of $12.1 million (including IPRD charge of $7.7 million and $3.9 million in deprecation and amortization), offset by an increased investment in working capital of $5.8 million. The change in working capital items included cash used for increases in accounts receivable, inventories, prepaid expenses and other receivables and to reduce accrued expenses and warranty; offset by cash provided by increases in trade accounts payable and deferred revenue.

Cash used in investing activities for the year ended December 31, 2007 was $3.1 million compared to $5.5 million for the year ended December 31, 2006. In 2007, we expended $2.3 million of net cash related to the acquisition of intangible assets from Global, and $768,000 for capital expenditures, primarily related to tooling equipment for the new residential and commercial product lines. In 2006, we expended $2.3 million of net cash related to the acquisition of intangible assets from Global, and $3.1 million for capital expenditures, primarily related to tooling equipment for the new residential product line. We anticipate capital expenditures of approximately $5.0 million during 2008. We anticipate funding these expenditures from working capital.

Cash provided by financing activities for the year ended December 31, 2007 was $10.9 million compared to $2.2 million for the year ended December 31, 2007. In 2007, we received $9.0 million in proceeds from borrowing under our credit facility and $2.0 million in proceeds from the exercise of options and warrants. In 2006, we received proceeds of $2.2 million in proceeds from the exercise of options and warrants.

At December 31, 2007 we had cash and cash equivalents of $10.1 million and working capital of $11.4 million as compared to cash and cash equivalents of $19.7 million and working capital of $25.7 million at December 31, 2006.

Contractual Cash Obligations

As of December 31, 2007, our future contractual cash obligations are as follows (in thousands):

	Payments Due By Period
	Total	2008	2009	2010	2011	2012	Thereafter
Installment Payments for Covenants Not-to-Compete	$1,330	$1,330	$—	$—	$—	$—	$—
Installment Payments for Contingent Consideration Due Under Asset Purchase Agreement*	2,665	2,665	—	—	—	—	—
Amounts outstanding under credit facility	9,000	9,000	—	—	—	—	—
Operating Leases	5,080	1,293	1,170	895	896	826	—
Total	$18,075	$14,288	$1,170	$895	$896	$826	$—

*	62% of this obligation is to be settled by issuance of common stock

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141R changes accounting for business combinations through a requirement to recognize 100 percent of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity. Other requirements include capitalization of acquired in-process research and development assets, expensing, as incurred, acquisition-related transaction costs and capitalizing restructuring charges as part of the acquisition only if requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, are met. SFAS No. 141R is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of this guidance will affect our results of operations and financial position after its effective date only to the extent it completes applicable business combinations and therefore the impact can not be determined at this time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes the economic entity concept of consolidated financial statements, stating that holders of residual economic interest in an entity have an equity interest in the entity, even if the residual interest is related to only a portion of the entity. Therefore, SFAS No. 160 requires a noncontrolling interest to be presented as a separate component of equity. SFAS No. 160 also states that once control is obtained, a change in control that does not result in a loss of control should be accounted for as an equity transaction. The statement requires that a change resulting in a loss of control and deconsolidation is a significant event triggering gain or loss recognition and the establishment of a new fair value basis in any remaining ownership interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 160 to have a material impact on our results of operations and financial position.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

For the year ended December 31, 2007, approximately 12% of our revenues were derived from sales outside of the United States. For the years ended December 31, 2006 and 2005, approximately 18% and 22%, respectively, of the Company’s revenues were derived from sales outside of the United States. Less than 10% of these sales and subsequent accounts receivable and selling, general and administrative expenses for the years ended December 31, 2007, 2006 and 2005 were denominated in foreign currencies. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of foreign currencies against the US dollar. At this time, the Company does not engage in any hedging activities.

The Company believes that revenues from sources outside of the United States will increase during 2008. There is no assurance that the Company will not be subject to foreign exchange losses in the future.

The Company’s outstanding debt of $9.0 million at December 31, 2007 related to indebtedness under our credit agreement with Bank of America and contains a floating interest rate. Thus, our interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase in our variable rate debt would result in an increase of $90,000 in our annual pre-tax loss assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at December 31, 2007.

Item 8.	Financial Statements and Supplementary Data

The financial statements set forth herein commence on page F-1 of this report.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

The Company assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment using those criteria, management concluded that our internal control over financial reporting is effective as of December 31, 2007.

TurboChef Technologies, Inc.’s independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued its report on the Company’s internal control over financial reporting as of December 31, 2007. This report appears on page F-3 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting

There have been no significant changes in our internal controls during the most recent fiscal quarter, or in any other factors that could affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses, that have affected or are reasonably likely to materially affect our internal control over financial reporting during TurboChef’s most recent fiscal quarter covered by this report.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The directors and executive officers of TurboChef are as follows:

Name	Age	Position
Richard E. Perlman	61	Chairman of the Board of Directors
James K. Price	49	President, Chief Executive Officer and Director
James A. Cochran	60	Senior Vice President, Corporate Strategy and Investor Relations
Paul P. Lehr	61	Vice President and Chief Operating Officer
Joseph T. McGrain	60	Vice President and President, Residential Oven Division
Stephen J. Beshara	47	Vice President and Chief Branding Officer
J. Miguel Fernandez de Castro	35	Vice President and Chief Financial Officer
Dennis J. Stockwell	54	Vice President and General Counsel
William A. Shutzer	60	Director
Raymond H. Welsh	76	Director
J. Thomas Presby	68	Director
Sir Anthony Jolliffe	69	Director
James W. DeYoung	64	Director

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

James A. Cochran, Senior Vice President, Corporate Strategy and Investor Relations since October 2007, served as our Senior Vice President and Chief Financial Officer October 2003 to October 2007. He served as chief financial officer of PracticeWorks, Inc. from its formation in August 2000 until its acquisition by The Eastman Kodak Company in October 2003. He was VitalWorks Inc.’s chief financial officer from August 1999 to March 2001, when he resigned from all positions with VitalWorks upon completion of the spin-off of PracticeWorks from VitalWorks. From 1992 until joining VitalWorks, Mr. Cochran was a member of the accounting firm of BDO Seidman, LLP, serving as a partner since 1995. He is a Certified Public Accountant and received a B.B.A. in Accounting and an M.B.A. in Corporate Finance from Georgia State University.

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

J. Miguel Fernandez de Castro has been Vice President and Chief Financial Officer of the Company since October 2007. Previously, he was Vice President, Finance of the Company and the Company’s Controller since April 2004. Prior to joining the Company, he was Controller of PracticeWorks, a dental information management software division of The Eastman Kodak Company. Mr. Fernandez served as PracticeWorks’ Director of Financial Reporting from 2000 to 2003 prior to its acquisition by Kodak, during which time PracticeWorks was a publicly-traded company. From 1996 to 2000, he was employed by BDO Seidman, LLP in their audit services group.

Mr. Fernandez is a Certified Public Accountant and received B.A. degrees in Economics and Spanish and a Masters degree in Accounting from the University of North Carolina at Chapel Hill.

Dennis J. Stockwell has been Vice President and General Counsel of the Company since November 2003. He was previously Vice President and General Counsel of PracticeWorks, Inc., a publicly traded company, from June 2001 to November 2003. Prior to joining PracticeWorks, Mr. Stockwell was counsel to the corporate and securities practice group of the law firm Kilpatrick Stockton LLP in Atlanta, Georgia, and is a registered patent lawyer. Mr. Stockwell has a B.S. degree from the U.S. Naval Academy and is a former naval officer. He also has a master’s degree from the University of Rhode Island and a J.D. degree from Harvard Law School.

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

Raymond H. Welsh has been a director of TurboChef since October 2003. Since January 1995, Mr. Welsh has been a senior vice president of UBS Financial Services, Inc. From January 1970 to June 1986, Mr. Welsh was a Managing Director of Kidder, Peabody & Co., Inc., serving on the firm’s executive committee and Board of Directors. From June 1986 to June 1990, Mr. Welsh served as National Marketing Director for Kidder, Peabody & Co., Inc. During the period of July 1990 to December 1994, he served as a Senior Vice President in sales with Kidder, Peabody & Co., Inc. From March 2001 to October 2003 he was a director of PracticeWorks, Inc. Mr. Welsh is a Trustee of the University of Pennsylvania and PennMedicine. He serves as a Trustee of Episcopal Community Services and is involved with serving not-for-profit organizations in the Philadelphia, PA area. Mr. Welsh received a B.S. in Economics from the Wharton School of the University of Pennsylvania.

J. Thomas Presby became a director of TurboChef in December 2003. He has used his business experience and professional qualifications to forge a second career of essentially full-time board service since he retired in 2002 as a partner in Deloitte Touche Tohmatsu. At Deloitte he held numerous positions in the United States and abroad, including the posts of Deputy Chairman and Chief Operating Officer. He now serves as a director and audit committee chair for the Company, American Eagle Outfitters, Inc., First Solar, Inc., Invesco Ltd., Tiffany & Co. and World Fuel Services, Inc. As Mr. Presby has no significant business activities other than board service, he is available full time to fulfill his board responsibilities. Further, he finds that he is able to leverage the experience of managing this particular set of audit committees to the benefit of each board on which he serves and the efficient use of his own time and that of his colleagues. He is a certified public accountant and a holder of the NACD Certificate of Director Education.

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

James W. DeYoung became a director of TurboChef in December 2003. Mr. DeYoung is the founder and President of Winston Partners Incorporated, which provides strategic corporate advisory, corporate disclosure and investor relations services to select private and publicly-owned companies. Mr. DeYoung also plays a central role in the management of D-W Investments, LLC, a closely held limited liability company with investments targeted across a broad spectrum of asset classes. Mr. DeYoung also is a general partner of Resource Ventures L.P., a private equity/venture fund. Prior to forming Winston Partners in 1984, Mr. DeYoung spent 14 years with Baxter International, Inc., serving in a senior capacity in marketing, investor relations, public relations and corporate financial management functions. Mr. DeYoung is currently a director of several private companies and is involved with numerous not-for-profit organizations in the Chicago, Illinois area, including as a trustee of Rush University Medical Center and Rush North Shore Medical Center. Mr. DeYoung is also vice chairman and a director of the Chicago Horticultural Society. Mr. DeYoung received a B.A. degree from Washington and Lee University and a J.D. degree from Northwestern University School of Law.

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

Based solely upon a review of the copies of such forms furnished to the Company, the Company believes that during the fiscal year ended December 31, 2007, no filings applicable to its executive officers, directors and ten percent stockholders were late, except one filing of a Form 4 reporting the award of restricted stock units to a director, James DeYoung, was late, and two transfers of stock to beneficiaries out of a grantor retained annuity trust reportable on a Form 4 by a director, Raymond Welsh, were reported late.

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

Compensation Discussion and Analysis

Overview

We seek to provide a compensation package for executives reasonably sufficient to attract and hold talented, experienced, energetic, and entrepreneurial-minded individuals for key management positions with our Company. We balance offering a competitive level of compensation for the executive marketplace with common sense affordability for a Company of our size, revenues, market position and growth opportunities. Management strives to hire and maintain an executive workforce with individuals having the abilities and capacities to manage the Company today as well as carry it through significant growth tomorrow and beyond. We also want to align the interests of our managers with the interests of our stockholders, so we follow a compensation strategy that includes a meaningful equity component for future value. Accordingly, our philosophy is to provide reasonably competitive salaries and potential cash bonuses with growth potential through equity incentives. While executive compensation structures and changes are typically initiated by senior management, we have an active Compensation Committee of our Board of Directors (the “Compensation Committee” or “Committee”) that reviews and approves salary, bonus and equity incentive proposals prior to implementation. In this discussion and analysis, we focus on the compensation of our executive officers named in the Summary Compensation Table below.

The Compensation Committee looks first at base salary as a component of compensation designed to reflect the executive’s relative level of responsibilities and value to the organization and as a reflection of market competition for individuals with similar skill sets and experience. The Company is not tied to a specific ratio of amounts among the three main components of executive compensation, but the Committee believes base salary presents the threshold level necessary to compensate and retain qualified individuals before any consideration of the other components of compensation. Bonuses are considered by the Compensation Committee next and as no less important to encouraging and rewarding extraordinary performance and results. Bonuses typically are in the form of cash, but they could be paid in stock or combinations thereof. The Company has moved away from a purely subjective, individualized approach to bonuses for executives in favor of including executive bonuses within a more broadly considered and applied, formalized written incentive-based compensation plan adopted at the beginning of a year. Executive compensation for 2007 reflects the results from the 2007 Incentive-Based Compensation Plan adopted in March 2007. Finally, the Committee believes an equity component of compensation provides a dual benefit of aligning the interests of executives with those of other stockholders as well as providing a longer-term retention benefit through a properly structured vesting feature.

Executive Salaries

Executive base salaries are recommended by our Chairman and Chief Executive Officer and are subject to review and approval by the members of our Compensation Committee. All current executive officers are parties to executive employment agreements with the Company. These agreements set forth the initial base pay and benefits. The Compensation Committee in 2007 approved the annual renewal of the agreements and also approved amending the agreements primarily to bring certain provisions of the agreements in line with Section 409A of the Internal Revenue Code concerning deferred compensation. The agreements with executives also all were realigned to have renewal anniversaries coincide with the end of the calendar year rather than occur at various times during the year. The agreements with the Chairman and Chief Executive Officer were at the same time modified to eliminate any allowance payments in favor of base salary only, which was adjusted for the change. The formulaic bonus structure of these two agreements also was dropped in favor of including the two executives in the Company’s annual incentive-based compensation plan.

In recommending cash compensation levels for executives, senior management considers the qualifications of the executive, the current needs and expected future needs of the Company, the competitive opportunities for individuals with similar executive skill sets and experience and the expected fiscal budget. The Compensation Committee considers the recommendations of senior management in determining whether to renew an executive employment agreement and whether to adjust the salary component of overall compensation in light of the overall compensation package and how the balance of the components for an individual matches the overall compensation philosophy of the Committee.

The employment agreements for Messrs. Perlman, Price, Cochran and Fernandez de Castro provide for an initial annual base salary amount subject to an annual adjustment for changes in the Consumer Price Index. The annual base salary for Mr. Perlman, Chairman, was adjusted upward for 2008 by $14,078 under the CPI adjustment provision of his agreement and by an additional $28,800 in connection with the removal of stated allowances, for a current total base salary of $441,024. The Chief Executive Officer, Mr. Price, has an adjusted base salary of $439,324 for 2008, including an increase of $14,078 under his contractual CPI adjustment and an additional $27,100 to replace a previous allowance. Mr. Cochran, formerly the Chief Financial Officer, has a base salary for 2008 of

$274,439, reflecting a $9,372 increase over 2007 under his CPI annual adjustment provision. The decision to renew these employment agreements was considered in April 2007, six months prior to the renewal date, as provided in the employment agreements. Under the amended agreements, the Compensation Committee will consider renewal of these agreements in June, six months prior to the amended January 1 renewal dates.

In 2007, the Compensation Committee approved a new employment agreement with Mr. Fernandez de Castro, formerly Vice President Finance and Controller, who became the Company’s new Chief Financial Officer. That approval included raising his base salary to $200,000 and adding certain provisions to his employment agreement, including future salary adjustments under a CPI adjustment provision. Upon a recommendation from senior management, the Compensation Committee approved the new compensation package for Mr. Fernandez de Castro based on a comparison with the compensation structure and benefits of the former Chief Financial Officer.

The base salaries for Messrs. Lehr and Beshara were increased from $200,000 to $300,000 effective January 1, 2007. The Committee concurred with the increase being a reasonable reflection of the increased authority and responsibilities of the two executives and consistent with the Committee’s philosophy regarding the purpose and effect of base salary levels, as described above. The Compensation Committee, based upon recommendations from senior management, determined to renew these employment agreements for 2008.

Cash Bonus Incentives

The Compensation Committee considers management’s proposal for an incentive plan on an annual basis. For 2007 and again for 2008, the Company has proposed a written plan that while still contemplating the possibility of discretionary awards by the Compensation Committee sets forth a comprehensive performance-based approach to cash bonuses for management personnel, including executive officers. In adopting the 2007 plan, the Compensation Committee considered the financial targets proposed by senior management as well as the individuals eligible under that plan to receive a bonus and the potential dollar amounts that could be earned. The plan generally provided a two-tiered system. The first tier was bonuses based upon attaining certain financial results or targets for 2007 for the participants’ business segment or function, or for certain participants a blend of targeted financial results for business segments and functions and the Company as a whole. Targets for the commercial business included EBITDA, adjusted to remove the effects of certain extraordinary items, such as the legal and accounting costs of the Company’s investigation in 2007 of its historical stock option grants and practices (“EBITDA”) and revenue numbers for the year. Targets for the residential business and the residential marketing function were based on EBITDA. The 2007 plan further provided for an additional annual bonus if financial targets or budgeted results were exceeded by fixed percentages of targeted amounts, for commercial and corporate employees, including Messrs. Perlman, Price, Cochran and Lehr. An additional annual bonus for residential business and marketing employees, including Mr. Beshara, for exceeding targets would be determined by the Compensation Committee considering a proposal from management based upon actual results exceeding the targets and other qualitative and quantitative factors that the Committee believes reasonably supports approval. The additional bonuses are payable in cash, stock or immediately exercisable stock equivalents, at the Company’s option.

Because the base bonuses were based on revenue and EBITDA targets that reflected carefully considered projections for 2007, the Compensation Committee understood it was reasonably likely that the targets would be met and the bonuses earned. The amount of the bonuses was less than 20% of the executive’s base salary, and the Committee believed those amounts were well within a reasonable range for the size of the Company and its industry. The Committee considered the excess targets for the additional annual bonuses and believed those targets presented an exceptional challenge. While the amounts that could be earned by executives under the additional annual bonus were potentially significant and limited only by the extent by which financial targets were exceeded, the Compensation Committee believed the plan was fair to the Company in light of the significance of the positive results required to earn the additional bonus. Both the regular bonus level and a significant amount of additional bonus were earned for 2007 by each of the named executive officers, and the amounts are reflected in the Summary Compensation Table below.

The Compensation Committee adopted a new incentive plan for 2008. The 2008 plan provides for a performance-based annual bonus for participants if the Company reaches certain financial results, meets certain financial targets (revenue, gross margin and EBITDA) and attains certain operational goals for 2008. Under the 2008 plan, Messrs. Perlman and Price each could receive base bonuses of up to $120,000, and Messrs. Fernandez and Cochran could receive a base bonus of up to $85,000 and $70,000, respectively, if the Company attains certain financial results blended across the Company’s business targets and as a whole. Mr. Lehr could receive a base bonus of up to $150,000 if certain commercial products financial results are achieved and certain operational goals in the residential product business are accomplished. Mr. Beshara could receive a base bonus under the 2008 plan of up to $75,000, if the Company achieves certain revenue and gross margin targets in the residential product business. The 2008 plan further provides for two levels of an additional annual bonus if financial and in some cases operational targets are exceeded by set amounts for employees in all categories, including executive officers.

For the 2008 plan, the Compensation Committee approached the consideration of the bonus awards in the same manner as for the 2007 plan. The Committee concluded that providing additional cash compensation based on achieving performance goals that were reasonably difficult but aimed at financial achievement that would be to the benefit of the Company’s stockholders was an appropriate incentive. The Committee noted that the proposed base bonuses ranged up to 50% of base salary, but the Committee believes the difficulty of reaching the full base bonus amount is high and the potential amounts are in line for a company of the size and at the stage of development as the Company. In addition, the 2008 plan also includes a number of specific operational goals in addition to financial targets, and these operational goals are aimed at operational accomplishments that are significant to the Company’s intended progress in its residential product business.

Equity Incentives

The Company views equity incentives as a means for aligning one aspect of executive compensation with stockholders’ interests. In addition, vesting of equity incentives over a continued period of employment can assist in the Company’s efforts to retain qualified executive personnel. The amount of an equity award given to an executive officer normally is proposed by senior management to the Compensation Committee for its consideration and approval. While equity incentives are viewed by the Company as longer term, forward-looking, forms of compensation, the recommendation by senior management to award equity incentives, other than in connection with the hiring of a new executive, generally is based on past performance of the executive, on the needs of the Company to retain that executive and the expected contribution from that executive to the Company’s success going forward. Proposals for incentive equity awards to executive officers beginning with 2007 have been part of the more comprehensive incentive plan proposed by senior management to the Compensation Committee.

With changes in accounting for stock options in 2006, the Company has moved to using only restricted stock units (“RSUs”) for long-term equity compensation. The RSUs are typically paid out in shares of common stock upon vesting, and the vesting to date has not been based on any performance metrics, but rather time-based and scheduled over a five-year period. The executive must be employed at the scheduled (or accelerated) vesting date to receive the shares. The Compensation Committee believes RSUs vesting over a significant time period are an appropriate vehicle for the equity component of executive compensation.

In its adoption of the incentive plan for 2007, the Compensation Committee considered and approved certain equity incentives in the form of RSUs for named executives for 2007. The Compensation Committee noted that, except in one instance with Mr. Beshara in May 2006, the Company had not made an award of equity incentives to any executive officers since May 2005, and none to the Chairman or Chief Executive Officer since options were awarded in connection with the change of control in 2003. Accordingly, in approving the equity awards under the 2007 plan the Committee viewed the amounts of the proposed awards for executive officers as a “catch up” in equity incentives. The awards vest ratably over a five-year period, with acceleration for a change of control or termination of the executive without cause, and in the Committee’s view provide an appropriate stock-based incentive as well as a retention tool consistent with our stockholders’ best interests.

Under the incentive plan for 2008, the Compensation Committee expects again to consider a proposal from senior management for the award of RSUs to officers, including executive officers, and other management employees. Prior to its first regular meeting in 2008, the Committee was presented with a summary of the proposed and historic total compensation package (base salary, bonuses, realized gains from stock option exercises or RSU payouts, unrealized value of stock options and RSU awards and contractual severance payment obligations) for executives. The Committee took no action to approve equity awards under the 2008 plan at the first regular meeting in 2008. The Committee has asked management for its proposal for either an annual award to management personnel or for longer-term equity incentive awards aimed at retention of key senior managers, including for the Chairman and Chief Executive Officer. Upon receiving the proposal, the Committee intends to consider the effect of adding equity award payouts would have on the entire compensation package for the individual executive officers going forward and the retention benefit built into the proposed vesting structure. It also will consider the reasonableness of any executive’s compensation package for a company of the size and financial resources and at the stage of its development in its industry as the Company. The Committee as well will consider the balance between base salary, potential cash bonuses and equity payouts against the Company’s compensation philosophy in arriving at its decision to approve any equity incentives under the 2008 plan.

Perquisites

Other payments or benefits in the form of perquisites are not a significant component of executive compensation. Any financial allowances previously included in the compensation package for certain senior executives have been eliminated and base salaries adjusted commensurately. Executives enjoy the same insurance coverages as other employees, except that the Company pays for additional life insurance (two times annual salary up to $200,000) for certain key employees, which includes the executive officers. Executive employment agreements and the Company’s general policies applicable to all employees govern paid vacation and other time off. The Company offers executives as well as all participants in the Company’s 401(k) plan at its discretion an annual matching grant to the individual accounts of an amount equal to 50% of the participant’s contribution to the plan, with the Company’s contribution capped at 3% of the participant’s salary.

The Compensation Committee through the executive employment agreements has approved certain other benefits designed to help retain qualified executive personnel through uncertain operational periods and the entire period of a change of control transaction. Under their employment agreements, the executive officers are entitled to receive severance pay under certain conditions of termination of employment. Messrs. Perlman, Price and Cochran will receive cash equal to three times their total annual compensation (base salary, bonus and benefits) as severance. Mr. Fernandez de Castro will receive three times his total annual compensation for termination in connection with a change of control, or one times his total annual compensation in the case of termination without cause otherwise. The other executive officers will receive one-half of the annual base salary as severance. The executive employment agreements also provide for an additional, tax gross-up payment to be made by the Company to the executive in the event that, upon a change in control, any payments made to the executive are subject to an excise tax under Section 4999 of the Internal Revenue Code.

Impact of Accounting and Tax Considerations

The Compensation Committee maintains awareness of the accounting and tax implications of Sections 162(m) and 409A of the Internal Revenue Code. Section 162(m) limits the Company’s deduction of certain non-performance based compensation paid to executive officers in excess of $1 million per year. The Committee believes the full deductibility for federal income tax purposes of the executive compensation it has approved is not adversely impacted by Section 162(m).

Base salary and bonuses are expensed by the Company when the services are rendered (base bonuses are expenses ratably and incentive bonuses are expensed when attainment of financial or operational goals is determinable). For long-term incentive compensation, such as the RSUs awarded to executives, the fair market value, determined as of their grant dates, is amortized on a straight-line basis over the term of the vesting period. Management and the Compensation Committee consider the compensation costs of equity awards under FAS Statement 123R in evaluating long-term equity awards for executives and other employees.

Section 409A creates adverse tax consequences with respect to certain non-qualified deferred compensation. The Committee approved amendments to executive employment agreements to adjust certain provisions regarding deferred payments, such as severance and bonus payments, to avoid adverse impacts under Section 409A. The Company also determined during its investigation in 2007 of its historic stock option grants and practices that certain stock options held by employees, including ones held by certain executive officers, for financial reporting purposes should be re-measured to a different measurement date than that which was documented as the grant date. Such re-measurement caused those options to be considered as having been awarded at an exercise price discounted from fair market value on the proper measurement date and thereby subjecting the holder to the adverse tax consequences of Section 409A. Employees holding affected stock options, including executive officers who had been granted those options at a time when they were not executive officers, were permitted by the Compensation Committee to amend their options to the proper, higher market price to remove those options from the effect of the adverse provisions of Section 409A. The Committee agreed that the Company could compensate those affected option holders to offset the increased exercise prices. Messrs. Fernandez de Castro, Beshara and Lehr participated in that offer. See the Summary Compensation Table and footnotes 3, 4 and 5 thereto, as well as the Grants of Plan-based Awards table and footnote 4 thereto for further details of the option amendments and compensation awards to these executives.

Role of Management and Compensation Committee

Individual plans for compensating executive officers as well as broader compensation plans that would include executive officers are proposed by senior management and reviewed and considered for approval by the Compensation Committee. The Compensation Committee also reviews existing executive agreements for consideration of renewal once each year prior to a time six months in advance of the renewal anniversary. The Compensation Committee considers competitive trends in executive management compensation of which it becomes aware in the marketplace, the financial position of the Company and its projected budgets, and progress management personnel have made or are making toward expected goals.

The Compensation Committee has adopted in principal a policy for the formal consideration of management’s proposals for annual incentive awards and bonuses for executives and other employees. Annual grants of equity incentive awards will be considered by the Compensation Committee only at the first regularly scheduled meeting of the Board of Directors each year. Management’s proposals are expected to be presented to the Committee prior to the meeting and with full detail. The Committee will favor proposals for incentive compensation to be performance based, with a portion based on defined metrics and the balance on qualitative aspects of performance. Management’s proposal also must specify any annual cash bonuses proposed with specific targets and allocations. The Compensation Committee received a proposal, considered and adopted the incentive plan for 2008 consistent with this policy.

Summary Compensation

The following table summarizes compensation awarded to, earned by or paid to the Company’s principal executive officer, its principal financial officer, its former principal financial officer and its three other most highly compensated executive officers serving as such at the end of 2007 (collectively, the “Named Executive Officers”) for services rendered to the Company during the last fiscal year.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)		Non-Equity Incentive Plan Compensation	All Other Compensation		Total
Richard E. Perlman	2007	$399,770		$134,154		$220,057	$29,629	(2)	$783,610
Chairman	2006	$393,608	$75,000				$35,862		$504,470

James K. Price	2007	$474,770		$134,154		$220,157	$7,500		$836,481
Chief Executive Officer	2006	$393,608	$75,000				$23,130		$491,738

J. Miguel Fernandez de Castro	2007	$159,038		$150,945	(3)	$83,912	$3,995		$397,890
Chief Financial Officer	2006	$135,000	$25,000				$3,995		$163,995

James A. Cochran	2007	$266,148		$46,260		$70,571	$7,500		$390,479
Sr. Vice President	2006	$262,046	$25,000				$17,739		$304,785
(former Chief Financial Officer)

Paul P. Lehr	2007	$296,154		$152,926	(4)	$520,376	$2,769		$972,225
Chief Operating Officer	2006	$200,000	$50,000				$19,682		$269,682

Stephen J. Beshara	2007	$296,154		$524,613	(5)	$100,000	$6,000		$926,767
Chief Branding Officer	2006	$200,000	$50,000	$176,400			$6,000		$432,400

(1)
The amount recognized for financial statement reporting purposes under FAS 123R for restricted stock unit awards, including for certain named executives the effect of option amendments (see footnotes 3, 4 and 5). Assumptions used in calculation of these amounts are included in Note 2 to the Company’s audited financial statements in this Annual Report on Form 10-K.

(2)	Includes amounts for automobile allowance, life and disability insurance premiums, credit card fees and a matching grant under the Company’s 401(k) plan.

(3)
Includes the incremental combined value under FAS 123(R) of restricted stock units awarded to compensate for the aggregate difference in exercise prices of certain stock options that were re-priced upwards to avoid adverse tax consequences under IRC Section 409A and the difference in value under FAS 123(R) of those re-priced options. The RSUs awarded in connection with the options amendment are valued at $187,998 under FAS 123(R), but the newly-price options are valued under FAS 123(R) at $106,443 less than they were pre-modification, netting $81,555 of incremental value. See footnote 4 to the Grants of Plan-Based Awards table below.

(4)
Includes the incremental combined value under FAS 123(R) of restricted stock units awarded to compensate for the aggregate difference in exercise prices of certain stock options that were re-priced upwards to avoid adverse tax consequences under IRC Section 409A and the difference in value under FAS 123(R) of those re-priced options. The RSUs awarded in connection with the options amendment are valued at $20,437 under FAS 123(R), but the newly-price options are valued under FAS 123(R) at $20,169 less than they were pre-modification, netting $268 of incremental value. See footnote 4 to the Grants of Plan-Based Awards table below.

(5)
Includes the incremental combined value under FAS 123(R) of restricted stock units awarded to compensate for the aggregate difference in exercise prices of certain stock options that were re-priced upwards to avoid adverse tax consequences under IRC Section 409A and the difference in value under FAS 123(R) of those re-priced options. The RSUs awarded in connection with the options amendment are valued at $300,602 under FAS 123(R), but the newly-price options are valued under FAS 123(R) at $193,247 less than they were pre-modification, netting $107,355 of incremental value. See footnote 4 to the Grants of Plan-Based Awards table below.

Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards		Estimated Future Payouts Under Equity Incentive Plan Awards(1)	All Other Stock Awards; Number of Shares of Stock Or Units (#)	All Other Option Awards; Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)		Grant Date Fair Value of Stock And Option Awards
		Target ($)	Maximum ($)	Target (#)
Richard E. Perlman	March 29, 2007	$75,000	(2)	58,000					$894,360
James K. Price	March 29, 2007	$75,000	(2)	58,000					$894,360
J. Miguel Fernandez de Castro	March 29, 2007	$25,000	(2)	30,000					$462,600
	December 7, 2007				(5)	33,333	$14.58	(5)	$71,559	(5)
	December 7, 2007				(5)	15,000	$11.95	(5)	$9,996	(5)
James A. Cochran	March 29, 2007	$30,000	(2)	20,000					$308,400
Paul P. Lehr	March 29, 2007	$50,000	(3)	66,000					$1,017,720
	December 7, 2007				(5)	4,666	$14.58	(5)	$268	(5)
Stephen J. Beshara	March 29, 2007	$50,000	(4)	66,000					$1,017,720
	December 7, 2007				(5)	46,667	$12.99	(5)	$80,698	(5)
	December 7, 2007				(5)	40,000	$11.95	(5)	$26,657	(5)

(1)	Restricted stock unit awards granted under the 2007 Incentive-based Compensation Plan for retention purposes with time-based (not performance based) vesting.

(2)
Maximum cash bonuses under the 2007 Incentive-based Compensation Plan are determined by allocating a share of a pool comprised of 15% of the excess EBITDA, if EBITDA results are 15 – 25% better than budgeted, or 25% of the excess EBITDA, if EBITDA results are more than 25% better than budgeted. The additional bonus amounts are calculated from the foregoing formula applied to each of four categories of results –commercial, residential, marketing and consolidated — and weighing each at 25% of the total possible pool. Actual bonuses earned under this plan are set forth above in the Summary Compensation Table.

(3)
Maximum cash bonus under the 2007 Incentive-based Compensation Plan is determined by allocating a share of a pool comprised of 15% of the excess EBITDA, if EBITDA results are 15 – 25% better than budgeted, or 25% of the excess EBITDA, if EBITDA results are more than 25% better than budgeted applied to commercial business results. The actual bonus earned under this plan is set forth above in the Summary Compensation Table.

(4)
Maximum cash bonus under the 2007 Incentive-based Compensation Plan is determined under a subjective analysis by the Compensation Committee of qualitative and quantitative results for residential business and marketing results, with 25% of additional EBITDA serving as a maximum measure of possible additional bonus. The actual bonus earned under this plan is set forth above in the Summary Compensation Table.

(5)
Under transition rules of IRC Section 409A, options previously awarded to these named executive officers were amended to fair market value on their new measurement date, increasing the exercise price, and the option holder was awarded restricted stock units under the Company’s 2003 Stock Incentive Plan. The restricted stock units are denominated in dollars (reflecting the aggregate difference in the exercise prices) and payable in shares on March 7, 2008. The number of shares underlying the restricted stock units to match the dollar denomination will be determined from the closing price on the last trading day before March 7, 2008. The combination of the restricted stock unit award and amendment of the options to increase the exercise price compared to the pre-modification stock options netted a positive incremental compensation value under FAS 123R, which is reported in this table. See footnotes 3, 4 and 5 to the Summary Compensation Table above. The amended exercise prices of the prior option awards are as follows:

Old Price	New Price
$ 7.92	$12.99
$ 9.66	$14.58
$10.35	$11.95

Narrative to Summary Compensation Table and Grants of Plan Based Awards Table

Cash Compensation

Salaries for the executive officers named above are paid pursuant to written executive employment agreements which renew annually, if not subject to a notice of expiration. The base salaries for Messrs. Perlman, Price, Cochran and Fernandez de Castro under their employment agreements are subject to adjustment on the first day of January each agreement renewal year, directly proportional to the percent change in the Consumer Price Index for All Urban Consumers (CPI-U) for the U.S. City Average for All Items, 1982-84=100, comparing the CPI for October for the current year against the CPI for October of the prior year (except November is used for Mr. Fernandez de Castro). Mr. Price’s salary for 2007 included approximately $60,000 for an automobile allowance under his employment agreement for past periods. Under the agreements, base salaries currently in effect for the named executive officers are as follows:

Name	Base Salary
Richard E. Perlman	$441,024
James K. Price	$439,324
J. Miguel Fernandez de Castro	$200,000
James A. Cochran	$274,439
Paul P. Lehr	$300,000
Stephen J. Beshara	$300,000

Cash bonuses for 2007 were payable pursuant to the Company’s 2007 Incentive-Based Compensation Plan (the “2007 Compensation Plan”) adopted by the Compensation Committee in March 2007. The named executive officers, as well as all managers and key employees of the Company, are participants in the 2007 Compensation Plan. The 2007 Compensation Plan provides for a performance-based annual cash bonus for participants. Cash bonuses may be earned if the Company reaches certain financial results or meets certain financial targets for 2007 for the participants’ business segment or function as set forth in the plan, or for certain participants a blend of targeted financial results for business segments and functions and the Company as a whole. Targets for the commercial business include EBITDA and revenue numbers for the year. Targets for the residential business and the residential marketing function are based on EBITDA.

The 2007 Compensation Plan further provides for an additional annual bonus if financial targets or budgeted results are exceeded by fixed percentages of targeted amounts, for commercial and corporate employees, including Messrs. Perlman, Price, Fernandez de Castro, Cochran and Lehr. An additional annual bonus for residential business and marketing employees, including Mr. Beshara, for exceeding targets would be determined by the Compensation Committee considering a proposal from management based upon actual results exceeding the targets and other qualitative and quantitative factors that the Committee believes reasonably supports approval. Named executive officers received base bonuses and additional bonuses for 2007 under the 2007 Compensation Plan.

Equity Compensation

The 2007 Compensation Plan provides for retention grants to participants of a total of 545,000 restricted stock units (“RSUs”), payable by issuance of one share of the Company’s common stock for each unit upon vesting. The RSUs vest one fifth each year, beginning March 10, 2008, so long as the participant is employed by the Company on the vesting date. Vesting of the RSUs will accelerate upon a change of control or sale of the Company. The executive officers named above participated in the RSU awards under the 2007 Compensation Plan.

The Company also entered into agreements with three of the named executives, Messrs. Fernandez de Castro, Beshara and Lehr, to amend certain of their outstanding stock option agreements to change the exercise prices to the fair market value of the underlying common shares on a new measurement date. Under those amendment agreements, the executives were awarded restricted stock units under the Company’s 2003 Stock Incentive Plan denominated in dollars in the amount of the aggregate spread between the former exercise prices of the stock options and the modified, higher, prices. The purpose of the modifications was to help the executives avoid the adverse tax consequences under IRC Section 409A for stock options deemed to have been initially granted at a discount. The transition rules of that tax provision permit these executives, who had received these stock options at a time when they were not executive officers, to avoid the adverse tax consequences by modifying the options in this fashion. The Company is permitted to compensate the option holders for the difference in exercise prices, so long as the compensation is paid out in the next tax year. Accordingly, the dollar-denominated restricted stock units awarded to the executives were structured to pay out in shares of common stock on March 7, 2008.

The Company also entered into agreements with Messrs. Perlman, Price and Cochran to modify the stock option agreements covering certain of their stock options that could be deemed discounted options under IRC Section 409A. These agreements modified the stock options such that the executives may only exercise the options in connection with their death or disability, upon termination of employment, change of control or immediately prior to their expiration.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Richard E. Perlman	416,633		$5.25	October 29, 2013	58,000	(3)	$957,000

James K. Price	416,666		$5.25	October 29, 2013	58,000	(3)	$957,000

J. Miguel Fernandez de Castro	33,333		$14.58	April 19, 2014	30,000	(3)	$495,000
	15,000	(2)	$11.95	May 3, 2015

James A. Cochran	133,333		$5.25	October 29, 2013	20,000	(3)	$330,000
	15,000	(2)	$10.35	May 3, 2015

Paul P. Lehr	40,000		$10.35	May 3, 2015	66,000	(3)	$1,089,000

Stephen J. Beshara	46,676		$12.99	November 21, 2013	106,000	(4)	$1,749,000
	40,000	(2)	$11.95	May 3, 2015

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

(2)	Shares are released from the purchase-and-hold provision described in footnote (1) in equal amounts every three months over a three-year period beginning May 3, 2005.

(3)	The restricted stock units vest one-fifth on March 10, 2008 and thereafter each of the remaining one-fifths on each of the next four anniversaries thereof.

(4)	13,200 of the restricted stock units vest on March 10, 2008 and thereafter 13,200 units vest on each of the next four anniversaries thereof. 40,000 of the restricted stock units vest on May 2, 2008.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Richard E. Perlman	–0–	–0–	–0–	–0–
James K. Price	–0–	–0–	–0–	–0–
J. Miguel Fernandez de Castro	–0–	–0–	(1)	$187,998
James A. Cochran	–0–	–0–	–0–	–0–
Paul P. Lehr	4,666	$8,819	(1)	$20,437
Stephen J. Beshara	–0–	–0–	(1)	$300,602

(1)	See footnotes 3, 4 and 5 to the Summary Compensation Table and footnote 4 to the Grants of Plan-based Awards table above.

Potential Payments Upon Termination or Change-in-Control

The employment agreements with all of the named executive officers provide for a number of possible benefits upon termination of the executive’s employment. If termination is a result of death or disability, then earned but unpaid salary, benefits and bonus are payable. In addition, however, the disabled executive or the estate of the deceased executive will have up to a year to exercise outstanding stock options. If the executive’s employment is terminated by the Company without cause or if the executive resigns for “good reason” (as defined to include, among other things, a material reduction in base salary, job functions, duties or responsibilities, and a relocation of the executive’s work site), then all outstanding stock options and restricted stock units become fully vested and the Company must pay the executive in a lump sum three times his total annual compensation (including base salary, bonuses and benefits) for Messrs. Perlman, Price and Cochran, or one half of annual base salary for Messrs Lehr and Beshara, in effect either immediately before the termination or on the first day of the term of the agreement, whichever is greater. Mr. Fernandez de Castro’s agreement is the same in this regard except he receives three times his total annual compensation if termination without cause or for “good reason” is in connection with a change of control, or one times that amount if not in connection with a change of control. The agreements provide for payment to be made within five business days after termination. Upon a change of control, as defined in the agreements, all outstanding stock options and the right to sell the underlying shares and all outstanding restricted stock units become fully vested. In addition, the executive may, during a period that could reach six months following the change of control, resign and receive payment within five days of the lump-sum severance amounts described above. The employment agreements also provide for an additional, tax gross-up payment to be made by the Company to the executive in the event that, upon termination without cause or for “good reason” or in connection with a change in control, any payments made to the executive are subject to an excise tax under Section 4999 of the Internal Revenue Code. Finally, the employment agreements prohibit the executive from engaging in certain activities which compete with the Company, seeks to recruit its employees or disclose any of its trade secrets or otherwise confidential information.

The following chart shows the effect of termination and change of control provisions for the named executive officers if the triggering event occurred on the last business day of 2007. The resulting amount payable is the same whether termination is by the Company without cause or by the executive for good reason at any time or termination is voluntary on the part of the executive within a period described in the agreements that may be as long as six months after a change of control. Because the Company accelerated the vesting of all outstanding stock options at the end of 2005, a triggering event at the end of 2007 would not cause any additional acceleration of vesting of options.

Name	Type of Severance Benefit		Amount Payable
Richard E. Perlman	Base Salary		$1,236,672
	Bonus		225,000
	Benefits		24,681
	IRC Sec. 4999 Gross Up		1,104,863
		Total value:	$2,591,216
James K. Price	Base Salary		$1,236,672
	Bonus		225,000
	Benefits		33,426
	IRC Sec. 4999 Gross Up		1,085,261
		Total value:	$2,580,359
J. Miguel Fernandez de Castro	Base Salary		$600,000
	Bonus		75,000
	Benefits		32,712
	IRC Sec. 4999 Gross Up		571,516
		Total value:	$1,279,228
James A. Cochran	Base Salary		$823,317
	Bonus		90,000
	Benefits		14,265
	IRC Sec. 4999 Gross Up		536,403
		Total value:	$1,463,985
Paul P. Lehr	Base Salary		$150,000
	IRC Sec. 4999 Gross Up		0
		Total value:	$150,000
Stephen J. Beshara	Base Salary		$150,000
	IRC Sec. 4999 Gross Up		454,254
		Total value:	$604,254

Compensation Committee Interlocks and Insider Participation

The Company has a Compensation Committee, the members of which are Messrs. Shutzer, Welsh and DeYoung, all of whom are independent directors. Our Compensation Committee establishes salaries, incentives and other forms of compensation for officers and other employees. This Committee also administers our incentive compensation and benefit plans.

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

Name	Fees Paid in Cash	Restricted Stock Units Awards(1)	All Other Compensation		Total
J. Thomas Presby(4)	$25,000	$53,836			$78,836
William A. Shutzer(5)	$25,000	$53,836			$78,836
Raymond H. Welsh(6)	$25,000	$38,454			$63,454
James W. DeYoung(7)	$25,000	$38,454	$49,959	(2)(3)	$113,413
Sir Anthony Jolliffe(8)	$25,000	$38,454	$24,961	(2)	$88,415

(1)	The grant date fair value under SFAS 123R of the RSUs awarded on October 29, 2006 was $12.83 per share and $15.48 per share on October 29, 2007.

(2)
Compensation was in the form of 4,580 restricted stock units each, awarded on May 2, 2006 for consulting services, vesting monthly over one year, with a delayed payout until May 2, 2009. The grant date fair value under SFAS 123R was $13.23 per share.

(3)
Compensation was in the form of 4,408 restricted stock units awarded on October 2, 2007 for consulting services, vesting monthly over one year. The grant date fair value under SFAS 123R was $13.67 per share. Compensation also included $10,000 cash paid for consulting services.

(4)	At year end, Mr. Presby held stock options on 68,332 shares, all of which were vested, and RSUs for 10,500 shares, none of which were vested.

(5)	At year end, Mr. Shutzer held stock options on 68,332 shares, all of which were vested, and RSUs for 10,500 shares, none of which were vested.

(6)	At year end, Mr. Welsh held stock options on 53,332 shares, all of which were vested, and RSUs for 7,500 shares, none of which were vested.

(7)
At year end, Mr. DeYoung held stock options on 61,665 shares, all of which were vested, and RSUs for 16,488 shares, 4,580 of which were vested but not payable until May 2, 2009 and 1102 of which were vested but not payable until October 2, 2008.

(8)	At year end, Sir Anthony Jolliffe held stock options on 89,998 shares, all of which were vested, and RSUs for 12,080 shares, 4,580 of which were vested but not payable until May 2, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

Five Percent Owners

The following table sets forth information, as of March 1, 2008, as to shares of our capital stock held by persons known to us to be the beneficial owners of more than five percent of any class of our capital stock (other than officers and directors) based upon information publicly filed by such persons. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Title of Class	Name and Address of Beneficial Owner of Class	Amount of Beneficial Ownership		Percent of Class (1)

Common	FMR Corp. 82 Devonshire Street Boston, MA 02109	4,408,144	(2)	14.9%
Common	Jack Silver SIAR Capital LLC 660 Madison Avenue New York, NY 10021	3,249,401	(3)	10.9%
Common	Jeffrey B. Bogatin 888 Park Avenue New York, NY 10021	1,479,164	(4)	5.0%

(1)	Based upon 29,570,854 shares outstanding on March 1, 2008.

(2)	Based upon ownership reported in an amended Schedule 13G filed on February 14, 2008. The amended Schedule 13G was filed by FMR Corp. as well as Edward C. Johnson 3d, Chairman of FMR Corp.

(3)	Based upon ownership reported in an amended Schedule 13G filed on February 13, 2008 by Jack Silver and affiliated entities.

(4)	Based upon ownership reported in an amended Schedule 13D filed on December 21, 2006.

Officers and Directors

The following table sets forth information concerning the shares of TurboChef Common Stock that are beneficially owned by the following individuals:

•	each of TurboChef’s directors;

•	each of TurboChef’s named executive officers; and

•	all of TurboChef’s directors and executive officers as a group.

Unless otherwise indicated, the listing is based on the number of TurboChef common shares held by such beneficial owners as of March 1, 2008. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

The number of shares shown as beneficially owned by each beneficial owner in the table below includes shares that can be acquired by that beneficial owner through stock option exercises or will be received through the vesting of restricted stock units on or prior to April 30, 2008. In calculating the percentage owned by each beneficial owner, the Company assumed that all stock options that are exercisable by that person on or prior to April 30, 2008 are exercised by that person and the underlying shares issued and shares issuable under a restricted stock unit to that person on or prior to April 30, 2008 have been issued. The total number of shares outstanding used in calculating the percentage owned assumes no exercise of options held by other beneficial owners, no issuance of shares underlying other restricted stock units and no exchange of any preferred units of membership interest of Enersyst

Development Center, L.L.C. Likewise, beneficial ownership of certain officers and directors is shown as if shares of common stock have been distributed by OvenWorks, LLLP to its partners.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Richard E. Perlman	2,569,698	(2)	8.6%
James K. Price	2,208,802	(3)	7.4%
J. Thomas Presby	192,072	(4)	*
William A. Shutzer	1,889,561	(5)	6.4%
Raymond H. Welsh	93,763	(6)	*
Sir Anthony Jolliffe	112,528	(7)	*
James W. DeYoung	368,038	(8)	1.2%
James A. Cochran	312,287	(9)	1.1%
Paul P. Lehr	53,200	(10)	*
J. Miguel Fernandez de Castro	64,999	(11)	*
Stephen J. Beshara	99,866	(12)	*
All current directors and executive officers as a group (13 persons)	8,179,798	(2)(13)	26.1%

**	Less than 1%

(1)
Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Percentages herein assume a base of 29,570,854 shares of common stock outstanding as of March 1, 2008.

(2)
Includes 416,633 shares of common stock issuable upon exercise of options, 11,600 shares issuable upon vesting of restricted stock units and 432,185 shares of common stock currently owned by OvenWorks, LLLP, which is controlled by Mr. Perlman. Mr. Perlman has pledged 1,676,587 shares as security. Mr. Perlman’s address is 655 Madison Avenue, Suite 1500, New York, NY 10021.

(3)
Includes 416,666 shares of common stock issuable upon exercise of options, 11,600 shares issuable upon vesting of restricted stock units and 71,257 shares of common stock currently owned by OvenWorks, LLLP. Mr. Price has pledged 900,000 shares as security. Mr. Price’s address is Six Concourse Parkway, Suite 1900, Atlanta, GA 30328.

(4)	Includes 68,333 shares of common stock issuable upon exercise of options and 4,811 shares of common stock currently owned by OvenWorks, LLLP.

(5)
Includes 68,333 shares of common stock issuable upon exercise of options and 72,746 shares of common stock currently owned by OvenWorks, LLLP. Mr. Shutzer’s address is 655 Madison Avenue, Suite 1500, New York, NY 10021.

(6)	Includes 53,332 shares of common stock issuable upon exercise of options.

(7)	Includes 89,998 shares of common stock issuable upon exercise of options and 2,530 shares of common stock currently owned by OvenWorks, LLLP.

(8)	Includes 61,665 shares of common stock issuable upon exercise of options and 8,333 shares of common stock currently owned by OvenWorks, LLLP.

(9)
Includes 148,333 shares of common stock issuable upon exercise of options, 2,000 shares issuable upon vesting of restricted stock units and 10,802 shares of common stock currently owned by OvenWorks, LLLP. Mr. Cochran has pledged 151,152 shares as security.

(10)	Includes 40,000 shares of common stock issuable upon exercise of options and 13,200 shares issuable upon vesting of restricted stock units.

(11)	Includes 48,333 shares of common stock issuable upon exercise of options and 6,000 shares issuable upon vesting of restricted stock units.

(12)	Includes 86,666 shares of common stock issuable upon exercise of options and 13,200 shares issuable upon vesting of restricted stock units.

(13)	Includes 1,573,543 shares issuable upon exercise of options, 40,400 shares issuable upon vesting of restricted stock units and 432,185 shares of common stock currently owned by OvenWorks, LLLP.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth as of December 31, 2007, information about our equity compensation plans.

Plan category	(b) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(a) Weighted-average exercise price of outstanding options, warrants and rights	(b) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	3,694,239	$9.35	903,794
Equity compensation plans not approved by security holders	—	—	—
Total	3,694,239	$9.35	903,794

(a)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units which have no exercise price.

(b)
Includes an estimated 223,000 shares issuable on March 7, 2008 pursuant to the vesting of restricted stock units, which estimate is based upon the closing price of the Common Stock on February 27, 2008. The RSUs are denominated in dollars, aggregating $1.9 million, and the actual number of shares issuable will be determined from the closing price of the Common Stock on March 6, 2008.

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

Item 14.    Principal Accountant Fees and Services

Audit Fees and All Other Fees

Audit Fees

Fees for audit services totaled approximately $1.1 million in 2007 and $536,000 in 2006, including fees associated with the annual audit and internal control report, the reviews of the Company’s quarterly reports on Form 10-Q and annual reports on Form 10-K and, for 2007, fees associated with the stock option investigation.

Audit-Related Fees

Fees for audit related services totaled approximately $1,500 in 2007 and $2,000 in 2006. Audit related services principally include accounting consultations and other attest services.

Tax Fees

Fees for tax services totaled approximately $37,000 in 2007 and $50,000 in 2006, including tax compliance, tax advice and tax planning.

All Other Fees

The Company did not pay its principal accountant any other fees in 2007 or in 2006.

The Audit Committee pre-approves all services for which the principal accountant is engaged.

We have been advised by Ernst & Young LLP that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in the Company or its subsidiaries.

Part IV

Item 15.    Exhibits, Financial Statement Schedules

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

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Registrant’s Registration Statement on Form SB-2, Registration No. 33-75008)
3.2
Amendment to Certificate of Incorporation—Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the Commission on November 14, 2000)

Exhibit No.	Description
3.3
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

3.8	Restated By-Laws (incorporated by reference to Exhibit 3.2.2 to the Registrant’s Registration Statement on Form SB-2, Registration No. 33-75008)
3.9	Amendment to Bylaws (incorporated by reference to Item 5.03 of the Registrant’s Current Report on Form 8-K, filed with the Commission on November 27, 2007)
4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2, Registration No. 33-75008)
4.2	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-121818)
4.3	See Exhibits 3.1 through 3.9 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of the Registrant’s Common Stock
10.1	1994 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.14.2 to the Registrant’s Registration Statement on Form SB-2, Registration No. 33-75008)
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
10.7
Employment Agreement, dated as of February 9, 2004, by and between the Registrant and Richard E. Perlman (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004)

10.8
Employment Agreement, dated as of February 9, 2004, by and between the Registrant and James K. Price (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004)

10.9
Employment Agreement, dated as of February 9, 2004, by and between the Registrant and James A. Cochran (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004)

10.10
Preferred Unit Exchange Agreement, dated May 21, 2004, by and among the Registrant and the members of Enersyst (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 28, 2004)

10.11
Amended and Restated Operating Agreement of Enersyst, dated May 21, 2004 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 28, 2004)

10.12
Amendment to TurboChef Technologies, Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on May 12, 2004, as amended on November 22, 2004)

10.13
Employment Agreement, dated as of September 14, 2004, by and between the Registrant and Paul P. Lehr (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 1, 2004)

10.14
Credit Agreement dated as of February 28, 2005 among TurboChef Technologies, Inc., its subsidiaries and Bank of America, N.A. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 3, 2005)

10.15
Employment Agreement, effective as of April 25, 2005, by and between TurboChef Technologies, Inc. and Joseph T. McGrain (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 5, 2005)

10.16
Restrictive Covenant Agreement, dated September 12, 2005, between TurboChef Technologies, Inc. and David H. McFadden (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 13, 2005)

10.17
Restrictive Covenant Agreement, dated September 12, 2005, between TurboChef Technologies, Inc. and David A. Bolton (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 13, 2005)

10.18
Second Amendment to TurboChef Technologies, Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Commission on September 24, 2007)

10.19
Third Amendment to TurboChef Technologies, Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Commission on September 24, 2007)

10.20
Form of Restricted Stock Unit award agreement for employees under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Commission on September 24, 2007)

Exhibit No.	Description
10.21
Form of Restricted Stock Unit award agreement for directors under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Commission on September 24, 2007)

10.22	Stock Option Modification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 30, 2005) and Schedule
10.23*
2007 Incentive-Based Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the Commission on September 24, 2007)

10.24	Form of Stock Options Amendment Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 10, 2007) and Schedule
10.25	Form of Executive Stock Options Amendment Agreement and Schedule
10.26	Amended and restated employment agreement, dated January 18, 2008, by and between TurboChef Technologies, Inc. and Richard E. Perlman
10.27	Amended and restated employment agreement, dated January 18, 2008, by and between TurboChef Technologies, Inc. and James K. Price
10.28	Amended and restated employment agreement, dated January 18, 2008, by and between TurboChef Technologies, Inc. and James A. Cochran
10.29	Amended and restated employment agreement, dated January 18, 2008, by and between TurboChef Technologies, Inc. and J. Miguel Fernandez de Castro
10.30	Amended and restated employment agreement, dated January 18, 2008, by and between TurboChef Technologies, Inc. and Paul P. Lehr
10.31	Amended and restated employment agreement, dated January 18, 2008, by and between TurboChef Technologies, Inc. and Stephen J. Beshara
10.32*	2008 Incentive-Based Compensation Plan
10.33
Amended and Restated Credit Agreement dated as of February 7, 2008 among TurboChef Technologies, Inc., its subsidiaries and Bank of America, N.A. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 8, 2008)

23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of these documents have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment of the omitted portions.

SCHEDULE II
TURBOCHEF TECHNOLOGIES, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts
Year ended December 31, 2007	$162	$326	$—	$(293)	$195
Year ended December 31, 2006	177	147	—	(162)	162
Year ended December 31, 2005	197	98	(48)	(70)	177
Deferred Income Tax Asset Valuation Allowance
Year ended December 31, 2007	40,867	7,523	—	—	48,390
Year ended December 31, 2006	32,985	7,882	—	—	40,867
Year ended December 31, 2005	19,645	12,344	996	—	32,985

All financial statement schedules not listed are omitted because they are inapplicable or the requested information is shown in the financial statements of the Registrant or in the related notes to the consolidated financial statements.

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on form 10-K for the year ended December 31, 2007 to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of March, 2008.

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

Signature	Title	Date
/s/ Richard E. Perlman _______________________________ Richard E. Perlman	Chairman of the Board and Director	March 6, 2008

/s/ James K. Price _______________________________ James K. Price	Chief Executive Officer, President and Director (Principal Executive Officer)	March 6, 2008

/s/ J. Miguel Fernandez de Castro _______________________________ J. Miguel Fernandez de Castro	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2008

/s/ William A. Shutzer _______________________________ William A. Shutzer	Director	March 6, 2008

/s/ Raymond H. Welsh _______________________________ Raymond H. Welsh	Director	March 6, 2008

/s/ J. Thomas Presby _______________________________ J. Thomas Presby	Director	March 6, 2008

/s/ James W. DeYoung _______________________________ James W. DeYoung	Director	March 6, 2008

/s/ Anthony Jolliffe _______________________________ Sir Anthony Jolliffe	Director	March 6, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TurboChef Technologies, Inc.

We have audited the accompanying consolidated balance sheets of TurboChef Technologies, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TurboChef Technologies, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TurboChef Technologies, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 29, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Turbochef Technologies, Inc.

We have audited TurboChef’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TurboChef Technologies Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, TurboChef Technologies Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TurboChef Technologies, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and statement of cash flows for each of the three years in the period ended December 31, 2007 of TurboChef Technologies, Inc. and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 29, 2008

TURBOCHEF TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$10,149	$19,675
Accounts receivable, net of allowance of $195 and $162	38,657	11,001
Other receivables	2,502	2,771
Inventory, net	11,883	11,737
Prepaid expenses	3,307	2,128
Total current assets	66,948	47,312
Property and equipment, net	6,728	7,944
Developed technology, net of accumulated amortization of $2,914 and $2,107	5,156	5,963
Goodwill	5,934	5,934
Covenants not-to-compete, net of accumulated amortization of $1,286 and $726	4,314	4,874
Other assets	91	174
Total assets	$88,721	$72,201
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,178	$9,200
Accrued expenses	9,894	3,103
Future installments due on covenants not-to-compete and additional consideration for assets acquired	3,801	3,793
Amounts outstanding under credit facility	9,000	—
Deferred revenue	9,554	3,403
Accrued warranty	558	1,889
Deferred rent	247	247
Other current liabilities	1,908	—
Total current liabilities	55,140	21,635
Future installments due on covenants not-to-compete and additional consideration for assets acquired, non-current	—	3,550
Deferred rent, non-current	974	1,218
Other liabilities	100	93
Total liabilities	56,214	26,496
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value, authorized 5,000,000 shares, 0 shares issued	—	—
Preferred membership units exchangeable for shares of TurboChef common stock	380	384
Common stock, $.01 par value, authorized 100,000,000 shares; issued 29,568,325 and 29,197,145 shares at December 31, 2007 and 2006, respectively	296	292
Additional paid-in capital	173,857	169,821
Accumulated deficit	(142,026)	(124,792)
Total stockholders’ equity	32,507	45,705
Total liabilities and stockholders’ equity	$88,721	$72,201

The accompanying notes are an integral part of these consolidated financial statements.

TURBOCHEF TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE DATA)

	Years Ended December 31,
	2007	2006	2005
Revenues:
Product sales	$107,003	$47,403	$50,239
Royalties	1,103	1,266	2,010
Total revenues	108,106	48,669	52,249
Costs and expenses:
Cost of product sales	66,645	31,929	43,532
Research and development	5,177	4,357	4,307
Purchased research and development	—	7,665	6,285
Selling, general and administrative	53,427	29,027	33,777
Restructuring charges	—	(41)	621
Total costs and expenses	125,249	72,937	88,522
Operating loss	(17,143)	(24,268)	(36,273)
Other income (expense):
Interest income	638	1,300	1,536
Interest expense and other	(729)	(436)	(332)
	(91)	864	1,204
Loss before income taxes	(17,234)	(23,404)	(35,069)
Provision for income taxes	—	—	—
Net loss	$(17,234)	$(23,404)	$(35,069)

Per share data:
Net loss per share:
Basic and diluted	$(0.59)	$(0.81)	$(1.25)
Weighted average number of common shares outstanding:
Basic and diluted	29,294,596	28,834,821	28,034,103

The accompanying notes are an integral part of these consolidated financial statements.

TURBOCHEF TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

	Preferred Stock			Common Stock
	Shares	Amount	Preferred Membership Units	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit
Balance, January 1, 2005	—	—	6,351	24,313,158	$243	$93,550	$(66,319)
Net loss	—	—	—	—	—	—	(35,069)
Issuance of common stock in public offering, net of issuance costs	—	—	—	2,925,000	29	54,810	—
Issuance of common stock in exchange for Enersyst preferred membership units	—	—	(5,384)	518,032	5	5,379	—
Exercise of options and warrants for common stock	—	—	—	807,278	8	3,064	—
Issuance of common stock for acquisition of intangible assets	—	—	—	60,838	1	992	—
Proceeds from notes receivable for stock issuances	—	—	—	—	—	—	—
Compensation expense, primarily related to stock options granted for services	—	—	—	—	—	7,115	—
Other	—	—	—	(59)	—	(3)	—
Balance, December 31, 2005	—	—	967	28,624,247	286	164,907	(101,388)
Net loss	—	—	—	—	—	—	(23,404)
Issuance of common stock in exchange for Enersyst preferred membership units	—	—	(583)	56,093	1	582	—
Exercise of options and warrants for common stock	—	—	—	342,106	3	2,171	—
Issuance of common stock for acquisition of intangible assets	—	—	—	169,365	2	1,871	—
Compensation expense, primarily related to restricted stock granted for services	—	—	—	5,334	—	290	—
Balance, December 31, 2006	—	—	384	29,197,145	292	169,821	(124,792)
Net loss	—	—	—	—	—	—	(17,234)
Issuance of common stock in exchange for Enersyst preferred membership units	—	—	(4)	414	—	4	—
Exercise of options and warrants for common stock	—	—	—	225,307	2	2,018	—
Issuance of common stock for acquisition of intangible assets	—	—	—	124,381	2	1,520	—
Compensation expense, primarily related to restricted stock granted for services	—	—	—	21,078	—	1,823	—
Tender offer and option amendments	—	—	—	—	—	(1,329)	—
Balance, December 31, 2007	—	—	380	29,568,325	$296	$173,857	$(142,026)

The accompanying notes are an integral part of these consolidated financial statements.

TURBOCHEF TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

	Notes Receivable For Stock Issuances	Treasury Stock	Total Stockholders’ Equity
Balance, January 1, 2005	$(46)	$—	$33,779
Net loss	—	—	(35,069)
Issuance of common stock in public offering, net of issuance costs	—	—	54,839
Issuance of common stock in exchange for Enersyst preferred membership units	—	—	—
Exercise of options and warrants for common stock	—	—	3,072
Issuance of common stock for acquisition of intangible assets	—	—	993
Proceeds from notes receivable for stock issuances	46	—	46
Compensation expense, primarily related to stock options granted for services	—	—	7,115
Other	—	—	(3)
Balance, December 31, 2005	—	—	64,772
Net loss	—	—	(23,404)
Issuance of common stock in exchange for Enersyst preferred membership units	—	—	—
Exercise of options and warrants for common stock	—	—	2,174
Issuance of common stock for acquisition of intangible assets	—	—	1,873
Compensation expense, primarily related to restricted stock granted for services	—	—	290
Balance, December 31, 2006	—	—	45,705
Net loss	—	—	(17,234)
Issuance of common stock in exchange for Enersyst preferred membership units	—	—	—
Exercise of options and warrants for common stock	—	—	2,020
Issuance of common stock for acquisition of intangible assets	—	—	1,522
Compensation expense, primarily related to restricted stock granted for services	—	—	1,823
Tender offer and option amendments	—	—	(1,329)
Balance, December 31, 2007	$—	$—	$32,507

The accompanying notes are an integral part of these consolidated financial statements.

TURBOCHEF TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(17,234)	$(23,404)	$(35,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Purchased research and development	—	7,665	6,285
Depreciation and amortization	4,069	3,854	2,796
Non-cash interest	470	391	203
Non-cash equity compensation expense	2,402	290	7,115
Amortization of deferred rent	(236)	(244)	(122)
Non-cash restructuring costs	—	—	125
Provision for doubtful accounts	326	147	98
Foreign exchange loss (gain)	(6)	8	76
Changes in operating assets and liabilities, net of effects of acquisition:
Restricted cash	—	—	3,196
Accounts receivable	(27,976)	(3,834)	2,196
Inventories	(729)	(1,445)	(3,590)
Prepaid expenses and other assets	(954)	(2,140)	(2,342)
Accounts payable	10,978	1,581	(2,311)
Accrued expenses and warranty	5,460	(1,023)	245
Deferred revenue	6,151	1,042	911
Net cash used in operating activities	(17,279)	(17,112)	(20,188)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	—	(192)
Acquisition of intangible assets	(2,349)	(2,349)	(7,292)
Purchase of property and equipment, net	(768)	(3,111)	(3,098)
Other	—	—	128
Net cash used in investing activities	(3,117)	(5,460)	(10,454)
Cash flows from financing activities:
Proceeds from the sale of common stock, net	—	—	54,839
Proceeds from the exercise of stock options and warrants	2,020	2,174	3,072
Borrowings under credit facility	9,000	—	—
Payment of deferred loan costs	(150)	(25)	(156)
Other	—	—	43
Net cash provided by financing activities	10,870	2,149	57,798
Net (decrease) increase in cash and cash equivalents	(9,526)	(20,423)	27,156
Cash and cash equivalents at beginning of year	19,675	40,098	12,942
Cash and cash equivalents at end of year	$10,149	$19,675	$40,098
Supplemental disclosures of noncash activities:
Noncash investing activity—landlord funded leasehold improvements	$—	$—	$1,832
Noncash investing and financing activity — liability recorded in connection with intangible assets	$—	$5,792	$3,600
Noncash investing activity—issuance of common stock in exchange for intangible assets	$1,520	$1,873	$993
Noncash financing activity—tender offer and option amendments	$1,908	$—	$—
Noncash financing activity—issuance of common stock in exchange for preferred membership units	$4	$583	$5,384
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—	$236
Cash paid for interest	228	38	50

The accompanying notes are an integral part of these consolidated financial statements.

TurboChef Technologies, Inc.
Notes to Consolidated Financial Statements

NOTE 1.    NATURE OF OPERATIONS AND GENERAL

TurboChef Technologies, Inc. (the “Company”) was incorporated in 1991 and became a Delaware corporation in 1993. The Company is a leading provider of equipment, technology and services focused on the high speed preparation of food products. The Company’s customizable commercial speed cook ovens cook food products at high speeds with food quality comparable, and in many cases superior, to conventional heating methods. Through 2005, the Company’s primary markets were with commercial food service operators throughout North America, Europe and Australia and management believes that, for 2005 and prior, the Company operated in one primary business segment. However, during 2005, the Company took several steps designed to take its technologies to residential consumers, including market research, related industrial design research and product development and exploration of distribution channels for a proposed residential oven product line. The launch of the residential product line created an additional business segment for the Company of which the recently introduced 30″ Double Wall Oven is the inaugural product offering.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts owed to the Company for the sale of its products in the normal course of business. Accounts receivable consist principally of monies owed in US Dollars and are reported net of allowance for doubtful accounts. Generally, no collateral is received from customers and additions to the allowance are based on ongoing credit evaluations of customers with general credit experience being within the range of management’s expectations. Accounts are reviewed regularly for collectibility and those deemed uncollectible are written off.

Inventories

Inventories are valued at the lower of cost, determined using the average cost method, or market and primarily consist of ovens (finished goods) and parts for use in production or as replacements. The Company establishes reserves for inventory estimated to be obsolete, unmarketable or slow moving on a case by case basis, equal

TurboChef Technologies, Inc.
Notes to Consolidated Financial Statements (Continued)

to the difference between the cost of inventory and estimated market value based upon assumptions about future demand, technology changes and market conditions. Ovens used for demonstration and testing are generally depreciated over a one-year period. Depreciation for demonstration ovens was $584,000, $784,000 and $780,000 for the years ended December 31, 2007, 2006 and 2005 respectively. Inventory consists of the following at December 31 (in thousands):

	2007	2006
Finished goods — ovens	$3,835	$4,154
Demonstration inventory, net	595	224
Parts inventory, net	6,734	6,933
	11,164	11,311
Costs of inventory subject to a deferred revenue relationship	719	426
	$11,883	$11,737

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets and accelerated methods for income tax purposes. Leasehold improvements are depreciated over the lesser of their expected useful life or the remaining lease term.

Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair values. Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires goodwill and other acquired intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must undergo an impairment test annually or more frequently if facts and circumstances warrant a review. Goodwill is allocated and reviewed for impairment by reporting units, which consists of the operating segments. The annual goodwill impairment test, completed in October 2007, concluded that the carrying amount of goodwill was not impaired and there have been no developments subsequent to October 2007 that would indicate impairment exists. The goodwill impairment review will continue to be performed annually or more frequently if facts and circumstances warrant a review.

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Currently, acquired developed technology and covenants not-to-compete are both amortized using the straight line method over estimated useful lives of 10 years and the Company recorded $1.4 million, in the aggregate, of amortization expense for 2007 and 2006, and $973,000, in the aggregate, of amortization expense for 2005 for these long-lived intangible assets. Annual amortization for each of the next five years will approximate $1.4 million.

Other Assets

Other assets consist primarily of deferred financing costs for transactions completed in 2007 and capitalized patent costs, which include outside legal fees incurred in the registration of the Company’s patents. These costs are amortized over their economic lives, ranging from one to ten years. Amortization of other assets was $135,000, $53,000 and $42,000 for the years ended December 31, 2007, 2006 and 2005 respectively.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

TurboChef Technologies, Inc.
Notes to Consolidated Financial Statements (Continued)

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less estimated sales expenses. Management believes no impairment exists as of December 31, 2007.

Product Warranty

The Company’s ovens are warranted against defects in material and workmanship for a period of one year (“OEM Warranties”). Additionally, the Company offers to certain customers extended warranties (“ESP Warranties”). In 2007, the Company entered into an agreement with an insurance company to insure its obligations under the OEM and ESP Warranties. The Company remits premiums to the insurance company and submits for reimbursement all eligible claims made under the OEM and ESP Warranties. Premiums are recorded as a component of cost of product sales at the time products are sold for OEM Warranties and over the term of the extended warranty coverage for ESP Warranties. Premiums will be reviewed and may be adjusted prospectively to reflect actual and anticipated experience.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term maturity of these instruments. The carrying amount outstanding under the credit facility approximates fair value because the interest rate reflects the rate the Company would be able to obtain on debt with similar terms and conditions.

Revenue Recognition

Revenue from product sales, which includes all revenues except royalty revenues, are recognized when no significant vendor obligation remains, title to the product passes (depending on terms, either upon shipment or delivery), and the customer has the intent and ability to pay in accordance with contract payment terms that are fixed and determinable. Certain customers may purchase installation services. Revenue from these services are deferred and recognized when the installation service is performed. Certain customers may purchase extended warranty coverage. Revenue from sales of extended warranties is deferred and recognized in product sales on a straight-line basis over the term of the extended warranty contract. Royalty revenues are recognized based on the sales dates of licensees’ products and service revenues are recorded based on attainment of scheduled performance milestones. The Company reports its revenue net of any sales tax collected.

Our product sales sometimes involve multiple elements (i.e., products, extended warranties and installation services). Revenue under multiple element arrangements is accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. Under this method, for elements determined to be separate units of accounting, revenue is allocated based upon the relative fair values of the individual components.

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

TurboChef Technologies, Inc.
Notes to Consolidated Financial Statements (Continued)

Cost of Product Sales

Cost of product sales is calculated based upon the cost of the oven, the cost of any accessories supplied with the oven, an allocation of cost for applicable delivery, duties and taxes and a warranty provision. Cost of product sales also includes cost of replacement parts and accessories and cost of labor, parts and payments to third parties in connection with fulfilling extended warranty contracts. For extended warranty contracts sold prior to the insurance program discussed above, the Company compares expected expenditures on extended warranty contracts to the deferred revenue over the remaining life of the contracts, and if the expenditures are anticipated to be greater than the remaining deferred revenue the Company records a charge to cost of product sales for the difference. Cost of product sales does not include any cost allocation for administrative and technical support services required to deliver or install the oven or an allocation of costs associated with the quality control of the Company’s contract manufacturers. These costs are recorded within selling, general and administrative expenses. Cost of product sales also does not attribute any allocation of compensation or general and administrative expenses to royalty and services revenues.

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

Advertising Expenses

Advertising and promotion costs, including expenses related to trade shows, are expensed as incurred and amounted to $8.9 million, $3.5 million and $2.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Foreign Exchange

For the year ended December 31, 2007, approximately 12% of our revenues were derived from sales outside of the United States. For the years ended December 31, 2006 and 2005, approximately 18% and 22%, respectively, of the Company’s revenues were derived from sales outside of the United States. Less than 10% of these sales and subsequent accounts receivable and selling, general and administrative expenses for the years ended December 31, 2007, 2006 and 2005 were denominated in foreign currencies. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of foreign currencies against the US dollar. At this time, the Company does not engage in any hedging activities.

Restructuring Charges

The Company classified certain expenses in 2006 related to a restructuring plan to reorganize its international operations and re-align the related resources and cost structure as restructuring charges. The expenses related to the closing of a location that served markets where the Company continues to have a presence and,

TurboChef Technologies, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Loss Per Common Share

Basic earnings per share is computed by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted earnings per common share is calculated by dividing net income, adjusted on an “as if converted” basis, by the weighted-average number of actual shares outstanding and, when dilutive, the share equivalents that would arise from the assumed conversion of convertible instruments. The effect of potentially dilutive stock options and warrants is calculated using the treasury stock method. For the year ended December 31, 2007, the potentially dilutive securities include options and restricted stock units, convertible into 3.5 million shares of common stock; an indeterminate number of shares issuable in the future to settle the dollar denominated restricted stock units issued in connection with the tender offer and amendment of options completed in December 2007; Enersyst Development Center, LLC (“Enersyst”) preferred membership units exchangeable for 37,000 shares of common stock and an indeterminate number of shares issuable in the future to settle the equity portion of the Company’s liability for additional consideration due under an asset acquisition agreement. For the year ended December 31, 2006, the potentially dilutive securities include options, warrants and restricted stock units, convertible into 3.3 million shares of common stock; Enersyst Development Center, LLC (“Enersyst”) preferred membership units exchangeable for 37,000 shares of common stock and an indeterminate number of shares issuable in the future to settle the equity portion of the Company’s liability for additional consideration due under an asset acquisition agreement. For the years ended December 31, 2007, 2006 and 2005, all of the potentially dilutive securities were excluded from the calculation of shares applicable to loss per share, because their inclusion would have been anti-dilutive.

TurboChef Technologies, Inc.
Notes to Consolidated Financial Statements (Continued)

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

The table below presents a reconciliation of the Company’s pro forma net income giving effect to the estimated compensation expense related to stock options that would have been reported if the Company utilized the fair value method for the year ended December 31, 2005 (in thousands, except per share amounts):

Net loss applicable to common stockholders, as reported	$(35,069)
Add: Employee stock-based compensation expense	(6,936)
Deduct: Employee stock-based compensation expense, net of forfeitures	(19,882)
Pro forma net loss applicable to common stockholders	$(48,015)
Net loss applicable to common stockholders per share — basic and diluted:
As reported	$(1.25)
Pro forma	(1.71)

For purposes of computing pro forma net loss, we estimate the fair value of option grants using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our employee stock options. Additionally, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of its stock-based awards.

TurboChef Technologies, Inc.
Notes to Consolidated Financial Statements (Continued)

For purposes of the pro forma disclosures, the assumptions used to value the option grants are stated as follows for the year ended December 31, 2005:

Expected life (in years)	2–3
Volatility	63%
Risk free interest rate — options	4.07–4.61%
Dividend yield	0.0%
Weighted average fair value of option grants — Black-Scholes model	$6.54

During the year ended December 31, 2007, the Company issued 570,000 restricted stock units to certain employees and non-employee members of the board of directors. These restricted stock units had a weighted average fair value of $15.41 per unit and the aggregate fair value was $8.8 million. The fair value of these awards was based upon the market price of the underlying common stock as of the date of grant. Of these awards, 537,000 vest over a five-year period with the remaining vesting over one- and two-year periods, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, these shares could vest earlier in the event of a change in control, merger or other acquisition, or upon termination for disability or death. The shares of common stock will be issued at vesting. During the year ended December 31, 2006, the Company issued 83,000 restricted stock units to certain employees and non-employee members of the board of directors. These restricted stock units had a weighted average fair value of $12.84 per unit and the aggregate fair value was $1.1 million. The fair value of these awards was based upon the market price of the underlying common stock as of the date of grant. Of these awards, 40,000 vest at the end of a two-year period, with the remaining awards vesting over one-, two- and three-year periods from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, these shares could vest earlier in the event of a change in control, merger or other acquisition, or upon termination for disability or death. The shares of common stock will be issued at vesting, or, in some cases, at a deferred payout date. Stock based compensation expense related to the awards was $1.8 million for the year ended December 31, 2007. For the year ended December 31, 2007, stock-based compensation expense of $140,000 is included in research and development expenses, $12,000 is included in cost of product sales, and the remainder is included in selling, general, and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2006, include $290,000 recognized as stock-based compensation expense for these awards. At December 31, 2007, the unrecognized compensation expense related to restricted stock awards is $7.7 million with a remaining weighted average life of 2.0 years.

On December 7, 2007, the Company completed a tender offer that allowed 30 employees to amend or cancel certain options to remedy potential adverse personal tax consequences. Additionally, the Company entered into an agreement with four officers of the Company not eligible to participate in the tender offer to amend their options to also remedy potential adverse personal tax consequences. As a result, the Company amended 572,000 options granted after October 29, 2003 that, for financial reporting purposes, were or may have been granted at a discount to increase the option grant price to the fair market value on the date of grant and issued to the employee a dollar denominated RSU for the difference in option grant price between the amended option and the original discounted price. The dollar denominated RSU will be settled in shares on March 7, 2008. The Company accounted for these modifications and settlements in accordance with SFAS 123R and as a result recorded incremental compensation expense of $579,000 during the three months ended December 31, 2007 and recognized a liability of $1.9 million for the dollar denominated RSU’s (presented as an other current liability) with a resulting net decrease to additional paid-in-capital of $1.3 million.

TurboChef Technologies, Inc.
Notes to Consolidated Financial Statements (Continued)

The fair value of amended options was determined using the Black-Scholes option valuation model with the following weighted average assumptions:

Expected life (in years)	1.64
Volatility	44.43%
Risk free interest rate — options	3.04–3.13%
Dividend yield	0.0%

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

TurboChef Technologies, Inc.
Notes to Consolidated Financial Statements (Continued)

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141R changes accounting for business combinations through a requirement to recognize 100 percent of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity. Other requirements include capitalization of acquired in-process research and development assets, expensing, as incurred, acquisition-related transaction costs and capitalizing restructuring charges as part of the acquisition only if requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, are met. SFAS No. 141R is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of this guidance will affect the Company’s results of operations and financial position after its effective date only to the extent it completes applicable business combinations and therefore the impact can not be determined at this time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes the economic entity concept of consolidated financial statements, stating that holders of residual economic interest in an entity have an equity interest in the entity, even if the residual interest is related to only a portion of the entity. Therefore, SFAS No. 160 requires a noncontrolling interest to be presented as a separate component of equity. SFAS No. 160 also states that once control is obtained, a change in control that does not result in a loss of control should be accounted for as an equity transaction. The statement requires that a change resulting in a loss of control and deconsolidation is a significant event triggering gain or loss recognition and the establishment of a new fair value basis in any remaining ownership interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its results of operations and financial position.

NOTE 3.    ACQUISITION OF INTANGIBLE ASSETS

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

TurboChef Technologies, Inc.
Notes to Consolidated Financial Statements (Continued)

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

NOTE 4.    OTHER RECEIVABLES

As discussed in Note 8, the Company entered into an agreement with an insurance company to insure its warranty obligations. The Company submits for reimbursement all eligible claims made under the warranties and includes the outstanding amounts in other receivables in the accompanying consolidated balance sheets. As of December 31, 2007, the amount outstanding totaled $2.2 million.

The Company entered into a favorable final settlement in the second quarter of 2005 with a contract assembler related to consigned inventory lost in a fire suffered at one of the assembler’s plants. The amount due under the settlement is included in other receivables in the accompanying consolidated balance sheets. The Company received payment on the settlement amount in April 2007.

NOTE 5.    CONCENTRATION OF CREDIT RISKS

The Company is generally subject to the financial well being of the business of commercial food service operators and related equipment; however, management does not believe that there is significant credit risk with respect to trade receivables. Additionally, the Company had been subject to customer concentration resulting from the initial rollouts of several large customers. For the years ended December 31, 2007, 2006 and 2005, 66%, 55%, and 60% of total sales were made to three customers. As of December 31, 2007 and 2006, 73% and 41% of outstanding accounts receivable were from three customers, respectively. No other single customers accounted for more than 10% of the Company’s sales during the three years ended December 31, 2007.

TurboChef Technologies, Inc.
Notes to Consolidated Financial Statements (Continued)

NOTE 6.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

		2007	2006
	Estimated Useful Lives (years)	(In thousands)
Leasehold improvements	5–7.5	$3,140	$3,044
Furniture and fixtures	5	1,458	1,369
Equipment	3–7	6,921	6,471
		11,519	10,884
Less accumulated depreciation		(4,791)	(2,940)
		$6,728	$7,944

Depreciation expense was $2.0 million, $1.7 million and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 7.    ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31 (in thousands):

	2007	2006
Accrued compensation and benefits	$3,924	$1,378
Sales and marketing	3,487	907
Professional and accounting fees	1,169	432
Accrued taxes and other	1,314	386
Total accrued expenses	$9,894	$3,103

NOTE 8.    ACCRUED WARRANTY AND UPGRADE COSTS

The Company generally provides a one-year parts and labor warranty on its ovens. Provisions for warranty claims are recorded at the time products are sold and are reviewed and adjusted periodically by management to reflect actual and anticipated experience. Because warranty estimates are forecasts that are based on the best available information, claims costs may differ from amounts provided, and these differences may be material. In 2007, the Company entered into an agreement with an insurance company to insure all of its obligations under the OEM Warranties. The Company remits premiums to the insurance company and submits for reimbursement all eligible claims made under the OEM warranties. Premiums are recorded as a component of cost of product sales at the time products are sold. Premiums will be reviewed and may be adjusted prospectively to reflect actual and anticipated experience. The below table represents the remaining warranty obligation for ovens sold prior to the insurance agreement.

In 2005, the Company identified a potential longevity and reliability issue with its Tornado oven. The success of the toasted menu offerings for Subway, the Company’s largest customer at the time, resulted in higher use of the Tornado oven and more cook cycles than had been anticipated. Increased warranty calls from the Subway installed base occurred as certain components degraded under the high usage much earlier than expected. The Company determined that it could improve the longevity and reliability of the ovens through a change in the oven’s software (or operating system). This software change was incorporated in production and a voluntary and proactive software upgrade program launched for installed units. This program also included replacement of certain components in the ovens to ensure that the installed base of Tornado ovens would benefit from the latest enhancements to the ovens. Extensive engineering tests performed of the revised software provided evidence that led us to believe that the longevity and reliability issue with Subway’s Tornado ovens has been satisfactorily resolved. Additions to the warranty reserve to address this issue aggregated $9.6 million for 2005.

TurboChef Technologies, Inc.
Notes to Consolidated Financial Statements (Continued)

An analysis of changes in the liability for product warranty claims is as follows for the years ended December 31 (in thousands):

	2007	2006	2005
Balance at beginning of year	$1,889	$2,482	$2,586
Provision for warranties	405	3,301	3,997
Warranty expenditures	(1,736)	(3,894)	(13,682)
Other adjustments to provision for warranties	—	—	9,581
Balance at end of year	$558	$1,889	$2,482

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

NOTE 10.    INCOME TAXES

The components of the provision for income taxes for the years ended December 31 (in thousands):

	2007	2006	2005
Current:
Federal	$—	$—	$—
State	—	—	—
Total provision for income taxes	$—	$—	$—

The following is a reconciliation of the (benefit) provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the statements of operations for the years ended December 31 (in thousands):

	2007	2006	2005
Expected income tax benefit	$(5,859)	$(7,957)	$(11,923)
State income tax benefit, net of federal benefit	(358)	(489)	(740)
Other	98	(207)	(89)
Changes in deferred income tax asset valuation allowance	6,119	8,653	12,752
Provision for income taxes	$—	$—	$—

TurboChef Technologies, Inc.
Notes to Consolidated Financial Statements (Continued)

The components of the Company’s net deferred tax assets as of December 31, were as follows (in thousands):

	2007	2006
Deferred income tax assets:
Warranty reserves	$201	$682
Allowance for doubtful accounts	67	55
Inventory	913	377
Basis difference of other current assets	259	93
Total current deferred income tax assets	1,440	1,207
Net operating loss carryforwards	35,800	29,229
Basis difference of intangible assets	5,972	6,279
Basis difference of stock- based compensation	4,188	3,366
Research and development credit carryforwards	1,144	832
Federal alternative minimum tax credit carryforwards	121	121
Basis difference of other long-term assets	6	57
Total non-current deferred income tax assets	47,231	39,884
Total gross deferred income tax assets	48,671	41,091
Deferred income tax liabilities:
Basis difference of other long-term assets	(281)	(224)
Total gross deferred income tax liabilities	(281)	(224)
Net deferred income tax asset	48,390	40,867
Less deferred income tax asset valuation allowance	(48,390)	(40,867)
Net deferred income tax assets	$—	$—

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the historical operating results of the Company, management is unable to conclude on a more likely than not basis that the deferred income tax assets will be realized. Accordingly, the Company recorded a valuation allowance equal to 100% of the net deferred income tax assets at December 31, 2007 and 2006, respectively.

There was no provision for income taxes required for 2007, 2006 or 2005. At December 31, 2007, the Company has net operating loss carryforwards (“NOL’s”) for federal income tax purposes of $99.1 million, which may be used against future taxable income, if any, and which begin to expire in 2011. Additionally, the Company has $8.8 million in income tax deductions related to stock option exercises the tax effect of which will be reflected as additional paid- in capital when realized. In October 2003, a change in ownership took place, which for income tax purposes under Internal Revenue Code Section 382, limits the annual utilization of $21.1 million of the loss carryforwards and could cause some amount of the carryforwards to expire before they are utilized. The Company has federal alternative minimum tax credit carryforwards of $121,000, which may be used to offset future federal tax liability, if any.

The Company also has research and development credit carryforwards of approximately $1.1 million, which may be used to offset future federal tax liability, if any. A portion of this credit may be subject to limitations.

The Company adopted the provisions of FIN 48 effective January 1, 2007. No cumulative adjustment was required or recorded as a result of the implementation of FIN 48. As of December 31, 2007, the Company had no unrecognized tax benefits. The Company is no longer subject to U.S. federal income or state tax return

TurboChef Technologies, Inc.
Notes to Consolidated Financial Statements (Continued)

examinations by tax authorities for tax years before 2003. However, since the Company has substantial tax net operating losses originating in years before 2003, the tax authorities may review the amount of the pre-2003 net operating losses. The Company is not currently under examination by any tax authority. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when and if incurred. The Company had no interest or penalties related to unrecognized tax benefits accrued as of December 31, 2007. The Company does not anticipate that the amount of the unrecognized benefit will significantly increase or decrease within the next 12 months.

NOTE 11.    CREDIT FACILITY

On February 28, 2005, the Company entered into a Credit Agreement with Bank of America, N.A. (the 2005 Credit Agreement). The 2005 Credit Agreement, as amended, allowed the Company to borrow up to $20.0 million at any time under the revolving credit facility, based upon a portion of the Company’s eligible accounts receivable and inventory. The 2005 Credit Agreement also provided for a letter of credit facility within the credit limit of up to $5.0 million. Revolving credit loans under the 2005 Credit Agreement bear interest at a rate of the British Bankers Association LIBOR Rate plus 2.5%, 7.65% as of December 31, 2007, unless for certain reasons Eurodollar Rate Loans are unavailable, then at a rate of 2.5% over the higher of the Federal Funds Rate plus 0.5% and Bank of America’s prime rate. The Company’s obligations under the 2005 Credit Agreement were secured by substantially all of the assets of TurboChef and its subsidiary. The 2005 Credit Agreement contained customary affirmative and negative covenants and acceleration provisions. The credit commitment expired on February 29, 2008, and any outstanding indebtedness under the 2005 Credit Agreement was due on that date. As of December 31, 2007, the Company has $9.0 million in borrowings outstanding, $917,000 in outstanding letters of credit and $10.1 million available under the 2005 Credit Agreement.

In February 2008, the Company entered into an Amended and Restated Credit Agreement with Bank of America, N.A. (the 2007 Credit Agreement). The terms of this agreement are comparable to those in the 2005 Credit Agreement. The credit commitment expires on February 28, 2009, and any outstanding indebtedness under the 2007 Credit Agreement will be due on that date. TurboChef had outstanding indebtedness of $9 million under its previous credit agreement with the lender, which amount was rolled into this 2007 Credit Agreement. The outstanding amount of $9.0 million was repaid on February 28, 2008 and the Company now has the $20.0 million available under the 2007 Credit Agreement.

NOTE 12.    STOCKHOLDERS’ EQUITY

Stock-Based Compensation Plans

The Company has an omnibus stock-based compensation plan, the 2003 Stock Incentive Plan (the “2003 Plan”),that provides for the grant of restricted stock, restricted stock units and incentive and nonqualified options to purchase the Company’s stock to eligible officers, key employees, directors and consultants. Additionally, options awarded under the Company’s 1994 Stock Option Plan (the “1994 Plan”), which has expired, remain outstanding. The 2003 Plan, as amended, reserved up to 5,333,333 shares of the Company’s common stock for issuance to eligible participants. Options awarded under these plans (i) are generally granted at exercise prices equal to or above quoted market prices on the dates of the grant; (ii) generally become exercisable over a period of one to four years; and (iii) generally expire seven or ten years subsequent to award. At December 31, 2007, there was an aggregate of 1.1 million shares available for grant under the 2003 Plan.

TurboChef Technologies, Inc.
Notes to Consolidated Financial Statements (Continued)

A summary of stock option activity follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2005	3,121,626	$6.97
Options granted	966,578	12.81
Options exercised	(482,058)	4.38
Options expired or canceled	(82,219)	12.51
Options outstanding at December 31, 2005	3,523,927	8.79
Options granted	—	—
Options exercised	(342,106)	6.35
Options expired or canceled	(99,935)	19.66
Options outstanding at December 31, 2006	3,081,886	8.71
Options granted	—	—
Options exercised	(238,082)	8.94
Options expired or canceled	(6,206)	14.74
Options outstanding at December 31, 2007	2,837,598	9.35
Options exercisable at December 31, 2005	3,523,927	8.79
Options exercisable at December 31, 2006	3,081,886	8.71
Options exercisable at December 31, 2007	2,837,598	9.35

The following table summarizes information about the Company’s stock options outstanding at
December 31, 2007:

Options Outstanding and Exercisable
Range of Exercise Prices	Outstanding as of December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$2.58–$5.25	1,264,564	5.79	$5.20
$5.26–$11.95	820,427	6.82	10.64
$11.96–$28.50	752,517	6.99	14.92
	2,837,508	6.41	9.35

In 2005, the Company granted options in payment for consulting services. The number of shares of common stock which can be purchased under these grants were 3,333 and 16,667 exercisable at $15.45 and $11.00, respectively. Compensation expense of $181,000 in connection with these awards is included in selling, general and administrative expense.

Restricted stock units (“RSU”) are grants that entitle the holder to shares of common stock as the award vests. The fair value of these awards was based upon the market price of the underlying common stock as of the date of grant and these awards vest over one-, two- and five-year periods from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, these shares could vest earlier in the event of a change in control, merger or other acquisition, or upon termination for disability or death. The shares of common stock will be issued at vesting, or, in some cases, at a deferred payout date.

TurboChef Technologies, Inc.
Notes to Consolidated Financial Statements (Continued)

A summary of restricted stock unit activity follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Balance at January 1, 2006	—	$—
RSUs granted	83,160	12.84
RSUs vested	(5,334)	13.08
RSUs forfeited	—	—
Balance at December 31, 2006	77,826	12.82
RSUs granted	578,408	15.41
RSUs vested	(21,093)	12.77
RSUs forfeited	(8,500)	15.42
Balance at December 31, 2007	626,641	15.18

There was no activity related to restricted stock units for 2005.

Stock based compensation expense related to the awards was $1.8 million for the year ended December 31, 2007. For the year ended December 31, 2007, stock-based compensation expense of $140,000 is included in research and development expenses, $12,000 is included in cost of product sales, and the remainder is included in selling, general, and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2006, include $290,000 recognized as stock-based compensation expense for these awards. As of December 31, 2007 and 2006, there was $7.7 million and $778,000 of unrecognized compensation cost related to these RSU awards, which is expected to be recognized over a weighted average period of 2.0 years and 1.5 years, respectively.

Tender Offer and Option Amendments

On December 7, 2007, the Company completed a tender offer that allowed 30 employees to amend or cancel certain options to remedy potential adverse personal tax consequences. Additionally, the Company entered into an agreement with four officers of the Company not eligible to participate in the tender offer to amend their options to also remedy potential adverse personal tax consequences. As a result, the Company amended 572,000 options granted after October 29, 2003 that, for financial reporting purposes, were or may have been granted at a discount to increase the option grant price to the fair market value on the date of grant and issued to the employee a dollar denominated RSU for the difference in option grant price between the amended option and the original discounted price. The dollar denominated RSU will be settled in shares on March 7, 2008. The Company accounted for these modifications and settlements in accordance with SFAS 123R and as a result recorded incremental compensation expense of $579,000 during the three months ended December 31, 2007 and recognized a liability of $1.9 million for the dollar denominated RSU’s (presented as an other current liability) with a resulting net decrease to additional paid-in-capital of $1.3 million.

Stock Issuances

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

During 2007, 2006 and 2005, respectively, the Company exchanged Enersyst preferred membership units for 414, 56,000 and 518,000 shares of common stock. The remaining preferred membership units are exchangeable for 37,000 shares of common stock under the terms of the exchange agreement.

TurboChef Technologies, Inc.
Notes to Consolidated Financial Statements (Continued)

In September 2007 and 2006, respectively, the Company issued 124,381 and 169,365 shares of common stock, with a value of $1.5 million and $1.9 million, respectively, as the equity portion of the first installment of contingent consideration payable under the terms of the Global Purchase Agreement. An indeterminate number of shares are issuable in the future to settle $1.7 million of the amount payable for the contingent consideration in connection with acquisition of technology assets.

NOTE 13.    COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office facilities and certain equipment under noncancellable operating leases having original terms ranging from one to eight years. Approximate future minimum rent payments, by year and in the aggregate, under noncancellable operating leases are as follows (in thousands):

Year
2008	$1,293
2009	1,170
2010	895
2011	896
2012	826
$5,080

Rent expense was approximately $1.2 million, $1.1 million, and $920,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Employee Benefit Plan

The Company maintains an employee savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k). The plan covers all employees who meet minimum age and service requirements. Eligible employees may contribute to the plan, subject to certain limitations. The Company may make matching contributions to the plan at its sole discretion. Employees become fully vested with respect to Company contributions after five years of service. The matching contribution for 2007 totaled $228,000 and for 2006 and 2005 totaled $150,000.

NOTE 14.    LITIGATION

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

TurboChef Technologies, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Garland Commercial Industries LLC and AGA Commercial Products

The Company filed suit August 1, 2007 in the U.S. District Court, Northern District of Texas, against the defendants, Garland Commercial Industries LLC (“Garland”) and AGA Commercial Products (“AGA”) for infringement by their oven products of several patents owned by the Company and its subsidiary, Enersyst Development Center L.L.C. (“Enersyst”). The speed cook ovens involved are sold by Garland under the Merrychef brand and are or were sold by AGA under the Amana brand. The Company is seeking unspecified damages and injunctions. The defendants seek a judgment denying the claims, dismissing the complaint, declaring all of the asserted patents invalid or unenforceable or that the defendants do not infringe. They also seek costs and legal fees.

Lincoln Foodservice Products LLC

Lincoln Foodservice Products LLC (“Lincoln”) filed suit against the Company and Enersyst on October 9, 2007 in the U.S. District Court, Northern District of Texas, for patent infringement of one U.S. patent owned by Lincoln. Lincoln is a subsidiary or affiliate of Enodis PLC, parent of Garland (Merrychef), and filed this suit at the time Garland answered the Company’s suit. Lincoln is seeking damages, including treble damages, fees, interest and costs as well as to enjoin the Company from further infringement by its products, including the Tornado® speed cook oven.

The Company is also party to other legal proceedings from time to time that arise in the ordinary course of our business. The Company believes an unfavorable outcome of any such existing proceedings should not have a material adverse affect on our operating results or future operations.

TurboChef Technologies, Inc.
Notes to Consolidated Financial Statements (Continued)

NOTE 15.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Unaudited quarterly financial information follows (in thousands except share and per share data):

2007	First	Second	Third	Fourth	Fiscal Year
Total revenues	$18,331	$22,968	$32,493	$34,314	$108,106
Gross profit	6,798	9,037	12,914	12,712	41,461
Net loss	(4,917)	(6,518)	(1,764)	(4,035)	(17,234)
Basic and diluted loss per share	$(0.17)	$(0.22)	$(0.06)	$(0.14)	$(0.59)
Number of shares used in the computation of basic and diluted loss per share	29,223,104	29,247,657	29,274,530	29,427,538	29,294,596

2006	First	Second	Third	Fourth	Fiscal Year
Total revenues	$9,536	$10,494	$13,401	$15,238	$48,669
Gross profit	2,899	3,224	5,052	5,565	16,740
Net loss	(4,932)	(4,987)	(10,668)	(2,817)	(23,404)
Basic and diluted loss per share	$(0.17)	$(0.17)	$(0.37)	$(0.10)	$(0.81)
Number of shares used in the computation of basic and diluted loss per share	28,665,275	28,765,080	28,835,787	29,060,089	28,834,821

The sum of the quarterly earnings per share amounts do not add to the annual earnings per share amount due to the weighting of common and common equivalent shares outstanding during each of the respective periods.

NOTE 16.    SEGMENT INFORMATION AND REVENUE BY GEOGRAPHIC AREA

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the way in which public companies are to disclose certain information about operating segments in their financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

Through 2005, the Company’s primary markets were with commercial food service operators throughout North America, Europe and Australia and management believes that, for 2005 and prior, the Company historically operated in one business segment. During 2005, the Company took several steps designed to take its technologies to residential consumers, including market research, related industrial design research and product development and exploration of distribution channels for a proposed residential oven product line. The launch of the residential product line created an additional business segment for the Company in 2006. Consequently, the Company revised and restated the segment reporting to more closely align with how the Company is now managed by the Chief Operating Decision Maker. The results from operations are now reported using two reportable operating segments: Commercial and Residential. The Commercial segment includes operations of the historical business excluding corporate expenses, defined below, other income (expense) and income taxes. The Residential segment includes costs related to the development and the anticipated launch of the residential product line.

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

TurboChef Technologies, Inc.
Notes to Consolidated Financial Statements (Continued)

individual segment. The Company does not currently account for or report to the Chief Operating Decision Maker its assets or capital expenditures by segments.

Information about the Company’s operations by operating segment follows (in thousands):

SEGMENT	2007	2006	2005
Commercial:
Revenues	$107,602	$48,669	$52,249
Depreciation and amortization	2,424	2,806	2,035
Net income (loss)	14,938	(488)	(9,433)
Residential:
Revenues	$504	$—	$—
Depreciation and amortization	798	240	—
Net loss	(14,333)	(7,030)	(5,142)
Corporate:
Revenues	$—	$—	$—
Depreciation and amortization	847	808	761
Net loss	(17,839)	(15,886)	(20,494)
Totals:
Revenues	$108,106	$48,669	$52,249
Depreciation and amortization	4,069	3,854	2,796
Net loss	(17,234)	(23,404)	(35,069)

The Company does not have significant assets outside the United States. Revenues by geographic region for each of the three years ended December 31 is as follows (in thousands):

REGION	2007	2006	2005
North America
Commercial:	$94,395	$40,166	$41,031
Residential:	504	—	—
Total North America revenue:	94,899	40,166	41,031
Europe and Asia/Pacific
Commercial:	13,207	8,503	11,218
Residential:	—	—	—
Total Europe and Asia/Pacific revenue:	13,207	8,503	11,218
Totals	$108,106	$48,669	$52,249