Form 10-Q
period 2008-03-31
TURBOCHEF TECHNOLOGIES INC
filed 2008-05-08
CIK 916545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
(678) 987-1700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   ☒   NO   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer	☒
Non-Accelerated Filer ☐ (Do not check if a smaller Reporting Company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES   ☐   NO   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding At May 1, 2008
Common Stock, $0.01 Par Value	30,334,471

TURBOCHEF TECHNOLOGIES, INC.

PART 1.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2008	December 31, 2007
Assets:

Current assets:
Cash and cash equivalents	$13,209	$10,149
Accounts receivable, net of allowance of $162 and $195	11,640	38,657
Other receivables	3,610	2,502
Inventory, net	16,187	11,883
Prepaid expenses	6,298	3,307
Total current assets	50,944	66,498

Property and equipment, net	7,882	6,728
Developed technology, net of accumulated amortization of $3,116 and $2,914	4,954	5,156
Goodwill	5,934	5,934
Covenant not-to-compete, net of accumulated amortization of $1,426 and $1,286	4,174	4,314
Other assets	178	91

Total assets	$74,066	$88,721

Liabilities and Stockholders' Equity:

Current liabilities:
Accounts payable	$23,679	$20,178
Accrued expenses	5,576	9,894
Future installments due on covenants not-to-compete and additional consideration for assets acquired	3,870	3,801
Amounts outstanding under credit facility	--	9,000
Deferred revenue	8,756	9,554
Accrued warranty	153	558
Deferred rent	247	247
Other current liabilities	--	1,908
Total current liabilities	42,281	55,140

Deferred rent, non-current	913	974
Other liabilities	109	100

Total liabilities	43,303	56,214

Commitments and contingencies

Stockholders' equity:
Preferred stock, $1 par value, authorized 5,000,000 shares, 0 shares issued	--	--
Preferred membership units exchangeable for shares of TurboChef common stock	380	380
Common stock, $.01 par value, authorized 100,000,000 shares, issued 29,955,168 and 29,568,325 shares at March 31, 2008 and December 31, 2007, respectively	300	296
Additional paid-in capital	176,452	173,857
Accumulated deficit	(146,369)	(142,026)
Total stockholders' equity	30,763	32,507

Total liabilities and stockholders' equity	$74,066	$88,721

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended March 31,
	2008	2007

Revenues:
Product sales	$24,182	$17,939
Royalties	299	392
Total revenues	24,481	18,331

Costs and expenses:
Cost of product sales	14,710	11,533
Research and development expenses	1,473	1,487
Selling, general and administrative expenses	12,402	10,293
Total costs and expenses	28,585	23,313

Operating loss	(4,104)	(4,982)

Other income (expense):
Interest income	73	221
Interest expense and other	(312)	(156)
	(239)	65
Net loss	$(4,343)	$(4,917)

Per share data:
Net loss per share - basic and diluted	$(0.15)	$(0.17)
Weighted average number of common shares outstanding - basic and diluted	29,677,272	29,223,104

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(4,343)	$(4,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,178	952
Amortization of deferred rent	(61)	(60)
Amortization of deferred loan costs and non-cash interest	137	145
Non-cash compensation expense	582	144
Provision for doubtful accounts	(33)	90
Other	41	--
Changes in operating assets and liabilities:
Accounts receivable	27,009	(18)
Inventories	(4,551)	1
Prepaid expenses and other assets	(4,099)	(345)
Accounts payable and other payables	3,501	(626)
Accrued expenses and warranty	(4,714)	882
Deferred revenue	(798)	415
Net cash provided by (used in) operating activities	13,849	(3,337)

Cash flows from investing activities:
Purchases of property and equipment, net	(1,741)	(167)
Net cash used in investing activities	(1,741)	(167)

Cash flows from financing activities:
Repayments of credit facility	(9,000)	--
Proceeds from the exercise of stock options and warrants	109	266
Payment of deferred loan costs	(157)	(25)
Net cash used in (provided by) financing activities	(9,048)	241

Net increase (decrease) in cash and cash equivalents	3,060	(3,263)
Cash and cash equivalents at beginning of period	10,149	19,675
Cash and cash equivalents at end of period	$13,209	$16,412

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$$173	$12
Cash paid for income taxes	--	--

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

TurboChef Technologies, Inc. (the “Company”) was incorporated in 1991 and became a Delaware corporation in 1993. The Company is a leading provider of equipment, technology and services focused on the high speed preparation of food products. The Company’s customizable commercial speed cook ovens cook food products at high speeds with food quality comparable, and in many cases superior, to conventional heating methods. The Company's primary markets have been with commercial food service operators throughout North America, Europe and Australia. However, with the recent introduction of oven equipment for residential markets, the Company has extended application of its high-speed cooking technologies and has created an additional business segment.

The condensed consolidated financial statements of the Company as of March 31, 2008 and 2007 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have not been audited by independent registered public accountants. In the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these statements unless significant changes have taken place since the end of the Company's most recent fiscal year. The Company's December 31, 2007 consolidated balance sheet was derived from audited financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, but does not include all disclosures required by GAAP. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the aforementioned Form 10-K. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements include the accounts of TurboChef Technologies, Inc. and its majority-owned and controlled company. Significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For information regarding significant accounting policies, see Note 2 to the Consolidated Financial Statements of the Company for the year ended December 31, 2007, set forth in the Form 10-K.

REVENUE RECOGNITION

Revenues from product sales, which includes all revenues except royalty revenues, are recognized when no significant vendor obligation remains, title to the product passes (depending on terms, either upon shipment or delivery), and the customer has the intent and ability to pay in accordance with contract payment terms that are fixed and determinable. Certain customers may purchase installation services. Revenues from these services are deferred and recognized when the installation service is performed. Certain customers may purchase extended warranty coverage. Revenue from sales of extended warranties is deferred and recognized in product sales on a straight-line basis over the term of the extended warranty contract. Royalty revenues are recognized based on the sales dates of licensees’ products and service revenues are recorded based on attainment of scheduled performance milestones. The Company reports its revenue net of any sales tax collected.

The Company’s product sales sometimes involve multiple elements (i.e., products, extended warranties and installation services). Revenue under multiple element arrangements is accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. Under this method, for elements determined to be separate units of accounting, revenue is allocated based upon the relative fair values of the individual components.

The Company provides for returns on product sales based on historical experience and adjusts such reserves as considered necessary. Reserves for sales returns and allowances are recorded in the same accounting period as the related revenues and are not significant for any of the periods presented.

Deferred revenue includes amounts billed to customers for which revenue has not been recognized. Deferred revenue consists primarily of unearned revenue from extended warranty contracts and other amounts billed to customers where the sale transaction is not yet complete and, accordingly, revenue cannot be recognized.

COST OF PRODUCT SALES

Cost of product sales is calculated based upon the cost of the oven, the cost of any accessories supplied with the oven, an allocation of cost for applicable delivery, duties and taxes and a warranty provision. Cost of product sales also includes cost of replacement parts and accessories and cost of labor, parts and payments to third parties in connection with fulfilling extended warranty contracts. For extended warranty contracts, sold prior to the insurance program as discussed below, the Company compares expected expenditures on extended warranty contracts to the deferred revenue over the remaining life of the contracts, and if the expenditures are anticipated to be greater than the remaining deferred revenue the Company records a charge to cost of product sales for the difference. Cost of product sales does not include any cost allocation for administrative and technical support services required to deliver or install the oven or an allocation of costs associated with the quality control of the Company's contract manufacturers. These costs are recorded within selling, general and administrative expenses. Cost of product sales also does not attribute any allocation of compensation or general and administrative expenses to royalty and services revenues.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair values. Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires goodwill and other acquired intangible assets that have indefinite useful lives to no longer be amortized; however, these assets must undergo an impairment test at least annually.  The annual goodwill impairment test, completed in October 2007, determined that the carrying amount of goodwill was not impaired.

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Currently, acquired developed technology and covenants not-to-compete are both amortized using the straight-line method over estimated useful lives of 10 years, and the Company recorded $342,000, in the aggregate, of amortization expense for each of the three months ended March 31, 2008 and 2007 for these long-lived intangible assets. Annual amortization for each of the next five years will approximate $1.4 million.

EARNINGS PER COMMON SHARE

Basic earnings per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during each period. Diluted earnings per common share is calculated by dividing net income, adjusted on an “as if converted” basis, by the weighted-average number of actual shares outstanding and, when dilutive, the share equivalents that would arise from the assumed conversion of convertible instruments.

The effect of potentially dilutive stock options and warrants is calculated using the treasury stock method. For the three months ended March 31, 2008 the potentially dilutive securities include options and restricted stock units, convertible into 3.9 million shares of common stock; Enersyst Development Center, LLC (“Enersyst”) preferred membership units exchangeable for 37,000 shares of common stock and an indeterminate number of shares issuable in the future to settle the equity portion of the Company’s liability for additional consideration due under an asset acquisition agreement, all of which were excluded from the calculation of shares applicable to loss per share, because their inclusion would have been anti-dilutive. For the three months ended March 31, 2007 the potentially dilutive securities included options and restricted stock units, which were convertible into 3.8 million shares of common stock and Enersyst preferred membership units exchangeable for 37,000 shares of common stock, all of which were excluded from the calculation of shares applicable to loss per share because their inclusion would have been anti-dilutive.

STOCK BASED EMPLOYEE COMPENSATION

The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. Such fair values will be recognized as compensation expense over the requisite service period, net of estimated forfeitures, using the straight-line method in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock Based Compensation.

During the three months ended March 31, 2008, the Company issued 511,000 restricted stock units to certain employees. These restricted stock units had a weighted average fair value of $6.27 per unit and the aggregate fair value was $3.2 million. The fair value of these awards was based upon the market price of the underlying common stock as of the date of grant. All of these awards vest over a five-year period provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, these shares could vest earlier in the event of a change in control, merger or other acquisition, or upon termination for disability or death. The shares of common stock will be issued at vesting.  As of March 31, 2008, 1.2 million restricted stock units have been issued by the Company. Stock-based compensation expense related to these awards was $657,000 and $144,000 for the three months ended March 31, 2008 and 2007. For the three months ended March 31, 2008, stock-based compensation expense of $51,000 is included in research and development expenses, $6,000 is included in cost of product sales and the remainder is included in selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2007, include $144,000 recognized as stock-based compensation expense for these awards. As of March 31, 2008, the unrecognized compensation expense related to these restricted stock awards was $10.0 million with a remaining weighted average life of 2.5 years.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements; however, this statement does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. This Statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and establishes a fair value hierarchy that distinguishes between (1) market participant assumptions based on market data and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. This Statement clarifies that market participant assumptions include assumptions about risk and assumptions about the effect of a restriction on the sale or use of an asset and clarifies that a fair value measurement for a liability reflects its nonperformance risk. This Statement expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted the requirements of this statement as of January 1, 2008. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of which is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Eligible items for the measurement option include all recognized financial assets and liabilities except: investments in subsidiaries, interests in variable interest entities, employers’ and plans’ obligations for pension benefits, assets and liabilities recognized under leases, deposit liabilities, financial instruments that are a component of shareholder’s equity. Also included are firm commitments that involve only financial instruments, nonfinancial insurance contracts and warranties and host financial instruments. The statement permits all entities to choose at specified election dates, after which the entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings, at each subsequent reporting date. The fair value option may be applied instrument by instrument; however, the election is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted the requirements of this statement as of January 1, 2008. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

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

NOTE 3.  INVENTORY

Inventory consists of the following (in thousands):

	March 31, 2008	December 31, 2007

Parts inventory, net	$8,696	$6,734
Finished goods – ovens	6,449	3,835
Demonstration inventory, net	693	595
	15,838	11,164
Costs of inventory subject to a deferred revenue relationship	349	719
	$16,187	$11,883

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	Estimated Useful Lives (Years)	March 31, 2008	December 31, 2007

Tooling and equipment	3-7	$7,490	$6,921
Furniture and fixtures	5	1,498	1,458
Leasehold improvements	5-7.5	4,272	3,140
		13,260	11,519
Less accumulated depreciation and amortization		(5,378)	(4,791)
		$7,882	$6,728

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

An analysis of changes in the liability for product warranty claims is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Balance at beginning of period	$558	$1,889
Provision for warranties	(159)	1,002
Warranty expenditures	(246)	(668)

Balance at end of period	$153	$2,223

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

NOTE 6. INCOME TAXES

In preparing its financial statements, the Company estimates income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. In addition, as of March 31, 2008, the Company had net operating losses (“NOLs”) of approximately $112.3 million, of which $19.9 million are subject to annual limitations resulting from the change in control provisions in Section 382 of the Internal Revenue Code. These NOLs begin to expire in 2011. A valuation allowance is recorded to reduce net deferred income tax assets to the amount that is more likely than not to be realized. Based on its history of losses, the Company recorded a valuation allowance as of March 31, 2008, equal to the full amount of net deferred income tax assets including those related to NOLs.

The Company adopted the provisions of FIN 48 effective January 1, 2007. No cumulative adjustment was required or recorded as a result of the implementation of FIN 48. As of March  31, 2008, the Company had no unrecognized tax benefits. The Company is no longer subject to U.S. federal income or state tax return examinations by tax authorities for tax years before 2004. However, since the Company has substantial tax net operating losses originating in years before 2004, the tax authorities may review the amount of the pre-2004 net operating losses. The Company is not currently under examination by any tax authority. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when and if incurred. The Company had no interest or penalties related to unrecognized tax benefits accrued as of March 31, 2008. The Company does not anticipate that the amount of the unrecognized benefit will significantly increase or decrease within the next 12 months.

NOTE 7. STOCKHOLDERS’ EQUITY

The Company issued an aggregate of 511,000 restricted stock units to certain employees in the three months ended March 31, 2008.

A summary of restricted stock unit (RSU) activity follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value

Balance at January 1, 2008	626,641	$15.18
RSUs granted	511,000	6.27
RSUs vested	(108,401)	15.40
RSUs forfeited	(27,000)	10.32
Balance at March 31, 2008	1,002,240	$10.74

On December 7, 2007, the Company completed a tender offer that allowed 30 employees to amend or cancel certain options to remedy potential adverse personal tax consequences. Additionally, the Company entered into an agreement with four officers of the Company not eligible to participate in the tender offer to amend their options to also remedy potential adverse personal tax consequences.  As a result, the Company amended 572,000 options granted after October 29, 2003 that, for financial reporting purposes, were or may have been granted at a discount to increase the option grant price to the fair market value on the date of grant and issued to the employee a dollar denominated RSU for the difference in option grant price between the amended option and the original discounted price.  The dollar denominated RSU were settled in shares on March 7, 2008 and resulted in the issuance of 265,668 shares of common stock. The Company accounted for this transaction as an increase to common stock and additional paid-in-capital, with the offsetting decrease to other current liabilities.

NOTE 8. CREDIT FACILITY

In February 2008, the Company entered into an Amended and Restated Credit Agreement with Bank of America, N.A. (the 2007 Credit Agreement). The 2007 Credit Agreement allows the Company to borrow up to $20.0 million at any time under the revolving credit facility, based upon a portion of the Company's eligible accounts receivable and inventory. The 2007 Credit Agreement also provides for a letter of credit facility within the credit limit of up to $5.0 million. Revolving credit loans under the 2007 Credit Agreement bear interest at a rate of the British Bankers Association LIBOR Rate plus 2.5%, unless for certain reasons Eurodollar Rate Loans are unavailable, then at a rate of 2.5% over the higher of the Federal Funds Rate plus 0.5% and Bank of America's prime rate. The Company's obligations under the 2007 Credit Agreement are secured by substantially all of the assets of the Company and its subsidiaries. The 2007 Credit Agreement contains customary affirmative and negative covenants and acceleration provisions. The credit commitment expires on February 28, 2009, and any outstanding indebtedness under the 2007 Credit Agreement will be due on that date. As of December 31, 2007, the Company had outstanding indebtedness of $9 million under the 2007 Credit Agreement which was repaid on February 28, 2008. At March 31, 2008, the Company had no amounts outstanding under the 2007 Credit Agreement and the borrowing base limitations permitted the Company to borrow up to $10.0 million, inclusive of $917,000 in outstanding letters of credit.

NOTE 9. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

The Company is party to legal proceedings from time to time that arise in the ordinary course of business. Although the ultimate resolution of these various proceedings cannot be determined at this time, the Company does not believe that the outcome of any outstanding legal proceedings, individually or in the aggregate, will have a material adverse effect on the future results of operations or financial condition of the Company.  For further information on legal proceedings, see the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

The results from operations are now reported using two reportable operating segments: Commercial and Residential. The Commercial and Residential segments include the operations of each of the respective product lines excluding corporate expenses, defined below, other income (expense) and income taxes.

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

Information about the Company's operations by operating segment follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Commercial:
Revenues	$24,155	$18,331
Net income	2,624	1,400
Residential:
Revenues	$326	$--
Net loss	(3,459)	(3,038)
Corporate:
Revenues	$--	$--
Net loss	(3,508)	(3,279)
Totals:
Revenues	$24,481	$18,331
Net loss	(4,343)	(4,917)

The Company does not have significant assets outside of the United States. Total revenues by geographic region for the three months ended March 31 are as follows (in thousands):

REGION	Three Months Ended March 31,
	2008	2007
North America
Commercial:	$20,785	$15,316
Residential:	326	--
Total North America revenue:	21,111	15,316
Europe and Asia/Pacific
Commercial:	3,370	3,015
Residential:	--	--
Total Europe and Asia/Pacific revenue:	3,370	3,015
Totals	$24,481	$18,331

The Company is generally subject to the financial conditions of commercial food service operators and related equipment providers; however, management does not believe that there is significant credit risk with respect to trade receivables. Additionally, the Company had been subject to customer concentration resulting from the initial rollouts of several large customers. For the three months ended March 31, 2008 and 2007, 58% and 61% of the Company's sales were made to three customers, respectively. As of March 31, 2008, 40% of the outstanding accounts receivable were related to two customers.

NOTE 11. SUBSEQUENT EVENTS

The Company signed an agreement on April 28, 2008 (the “Agreement”) with Martha Stewart Living Omnimedia, Inc. (“MSLO”).  The Agreement creates a three-year relationship involving marketing and promotional activities with both Martha Stewart and Emeril Lagasse for the Company’s residential products, including, among other things, certain licensed rights to marketing collateral, access to their television shows and websites and their personal appearances at Company functions.

With execution of this Agreement, the Company issued 381,049 shares of its common stock to MSLO (valued at approximately $3.0 million) and issued MSLO a six-year warrant to purchase an additional 454,000 shares at an exercise price of $8.26 per share.  In January 2009 and again in January 2010 TurboChef must provide MSLO with an additional $2.5 million of stock (valued at the then-current market value) or cash (at the Company’s option) for continuation of the relationship during calendar year 2009 and for the balance of the 3-year term, respectively.

At the Company’s request, MSLO will assist TurboChef in creating a joint marketing relationship with a retailer that the parties may agree upon.  Success in that effort, as described in the Agreement, shall cause TurboChef to provide MSLO with an additional $2.5 million of stock or cash (at TurboChef’s option), and TurboChef has agreed to pay MSLO a royalty for three years for products sold through such a retailer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Certain statements in this Quarterly Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our history of losses; our dependence on a limited number of customers; the effect of our long sales cycle; our oven products are offered to emerging market segments requiring significant marketing efforts to achieve market acceptance; our rapid expansion and the potential difficulty in managing our growth; relationships with and dependence on third parties for raw materials or components; our reliance on our senior management team and the expertise of management personnel; the limited experience of some of our senior executive officers in our industry; potential liability for personal injury or property damage; the ability to protect our proprietary information, the results of government inquiries and possible regulatory action or private litigation regarding the results of our investigation of our stock option grants and practices and the uncertainty of the outcome of legal proceedings in which we are currently involved. Additional information and factors are set out in “Risk Factors” in Item 1A of our Annual Report on Form 10-K for 2007 filed with the SEC. The words “believe,” “expect,” “anticipate,” “intend,” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date the statement was made. We undertake no obligation to update any forward-looking statement.

Overview

TurboChef Technologies, Inc. is a leading provider of equipment, technology and services focused on the high-speed preparation of food products. Our user-friendly speed cook ovens employ proprietary combinations of heating technologies, such as convection, air impingement, microwave energy and other advanced methods, to cook food products at speeds up to 12 times faster than, and to quality standards that we believe are comparable or superior to, that of conventional heating methods. While we continue to offer our three primary speed cook countertop models:  the C3 and Tornado® combination air and microwave batch ovens and the High h Batch (air only) model, in 2007, we began to expand our commercial offerings. We have developed a new air/microwave combination countertop batch oven and high speed impingement air-only conveyor ovens, both floor model sized and countertop versions. Some of these new products are currently available, with the remainder expected to be available to the marketplace in 2008.

In 2007 we entered the domestic residential oven market with the introduction of our first speed cook oven model for the home. Our first residential products target the premium segment of the residential oven market and are priced at a point that we believe is appropriate for a high-end consumer purchase. We are selling a 30” double wall oven model and we expect to be selling and shipping a single wall version of the speed cook oven in spring 2008. We are working to develop a range model, and over time we intend to develop other configurations, designed to satisfy consumer needs for residential oven appliances.

We currently derive revenue primarily from the sale of our ovens to commercial foodservice operators worldwide. In North America we sell our equipment through our internal sales force as well as through manufacturer’s representatives and for the rest of the world, we utilize a network of equipment distributors. We also derive revenues from licensing our technologies to food service equipment manufacturers. We also derive revenue from the sale of our residential product through a network of over 175 high-end consumer appliance dealers throughout the U.S.

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

Our financial results in 2008 as compared to 2007 reflect our continued efforts to strengthen our operating systems and infrastructure and to solidify our sales and marketing efforts to support the anticipated growth in our commercial business and to support the development and launch of our new residential ovens. In 2007, we focused on executing on the expansion plans of our contract customers and expanding our revenues from our non-contract customers. In 2008, we intend to grow the top line in both of our operating segments, increase the profitability of our commercial business, and tighten control of spending across the entire business, while continuing to expand our product offerings.  In the first half of 2008, in connection with our planned realignment of certain aspects of our residential business, principally marketing and promotion, we took steps to further decrease our selling, general and administrative expenses by separating employment with certain employees.  We expect to record charges in this regard totaling approximately $1.7 million, of which $250,000 was recorded in the first quarter of 2008. Approximately, $1.0 million of this amount will be non-cash.   We expect to realize annualized savings of approximately $3.0 million from this realignment.  As discussed in Note 11 to the financial statements, in the second quarter of 2008, we entered into a marketing relationship with MSLO supporting our residential business. Excluding the net cost associated with the residential business realignment and the cost of the MSLO agreement, while both largely non-cash, we expect to generate a net profit on a consolidated basis for 2008.

The following sets forth, as a percentage of revenue, consolidated statements of operations data for the three months ended March 31:

	2008		2007
Revenues	100%		100%
Cost of product sales	60		63
Research and development expenses	6		8
Selling, general and administrative expenses	51		56
Total costs and expenses	117		127

Operating loss	(17)		(27)
Interest income	--		1
Interest expense and other	(1)		(1)
Total other income, net	(1)		--
Net loss	(18	) %	(27	) %

We have observed the following trends and events that are likely to have an impact on our financial condition and results of operations in the future:

●
During the three months ended March 31, 2008, we grew our total revenue by 34% over the comparable period in 2007.  This was due to growth in sales to contract customers totaling $3.0 million and growth in sales to non-contract customers totaling $3.2 million. Contract customers are those commercial customers for whom we have an executed agreement addressing, among other items, service requirements and purchase price. We generated 58% and 61% of our revenue from three contract customers for the three months ended March 31, 2008 and 2007, respectively.  No other single customer accounted for more than 10% of our total revenues for the three months ended March 31, 2008 or 2007. We expect our non-contract customer revenue to continue to increase in 2008. As our customer base continues to grow, we expect our customer concentration levels to decline.

●	We expect residential sales to continue to increase as we build brand awareness, grow the network of dealers representing the product and build market share.

●
In the first quarter of 2008, our gross margin percentage of 40% was an improvement from the first quarter of 2007’s margin of 37%. The improvement in gross margin is attributable to the positive benefits of the sales mix in the quarter, and as compared to the first quarter of 2007, also reflects higher sales volumes. We generally expect gross margin percentages to trend in the range of 40% for 2008 reflecting the benefit of anticipated increases in sales prices, offset by anticipated increases in input costs.

●
In the first quarter of 2008, our research and development expenditures approximated those of the comparable period in 2007.  For 2008, we expect our research and development expenditures in the range of $4.5 to $5.5 million as we engineer improvements in our existing products and develop additional residential and commercial products.

●
In the first quarter of 2008, we increased our selling, general and administrative expenses, excluding depreciation and amortization, by $1.9 million from the comparable period in 2007. These increases are the result of increased payroll related expenses due to increased headcount and increases in selling, marketing and related expenses associated with increased oven sales. We expect SG&A to decrease for 2008 as compared to 2007 due to the non-recurrence of option investigation related expenses incurred in 2007 of $7.7 million, offset by the anticipated growth in the business, the net costs of the residential business realignment and the costs of the MSLO agreement, both largely non-cash.

Excluding the net cost associated with the residential business realignment and the cost of the MSLO agreement, while both largely non-cash, we expect to generate a net profit on a consolidated basis for 2008. Our future results will be affected by many factors, some of which are identified below and in Item 1A of our Annual Report on Form 10-K, including our ability to:

●	increase our commercial revenue across our customer base;

●	manage costs related to commercial business segment;

●	successfully launch our residential product line and obtain a meaningful share of the residential market;

●	manage costs related to the residential product launch.

As a result, there is no assurance that we will achieve our expected financial objectives.

Application of Critical Accounting Policies

Below is a discussion of our critical accounting policies. For a complete discussion of our significant accounting policies, see the footnotes to the financial statements included in our 2007 Annual Report on Form 10-K. These policies are critical to the portrayal of our financial condition and/or are dependent on subjective or complex judgments, assumptions and estimates. If actual results differ significantly from management's estimates and projections, then there could be a significant impact on the financial statements. The impact of changes in key assumptions may not be linear. Our management has reviewed the application of these policies with the audit committee of our board of directors.

Revenue Recognition

Revenues from product sales, which includes all revenues except royalty revenues, are recognized when no significant vendor obligation remains, title to the product passes (depending on terms, either upon shipment or delivery), and the customer has the intent and ability to pay in accordance with contract payment terms that are fixed and determinable. Certain customers may purchase installation services. Revenues from these services are deferred and recognized when the installation service is performed. Certain customers may purchase extended warranty coverage. Revenue from sales of extended warranties is deferred and recognized in product sales on a straight-line basis over the term of the extended warranty contract.  Royalty revenues are recognized based on the sales dates of licensees’ products, and services revenues are recorded based on attainment of scheduled performance milestones. We report revenue net of any sales tax collected.

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

Deferred revenue includes amounts billed to customers for which revenue has not been recognized. Deferred revenue primarily consists of unearned revenue from extended warranty contracts and other amounts billed to customers where the sale transaction is not yet complete and, accordingly, revenue cannot be recognized.

Cost of Product Sales

Cost of product sales is calculated based upon the cost of the oven, the cost of any accessories supplied with the oven, an allocation of cost for applicable delivery, duties and taxes and a warranty provision. Cost of product sales also includes cost of replacement parts and accessories and cost of labor, parts and payments to third parties in connection with fulfilling extended warranty contracts. For extended warranty contracts sold prior to the insurance program discussed below, we compare expected expenditures on extended warranty contracts to the deferred revenue over the remaining life of the contracts, and if the expenditures are anticipated to be greater than the remaining deferred revenue we record a charge to cost of product sales for the difference. Cost of product sales does not include any cost allocation for administrative and technical support services required to deliver or install the oven or an allocation of costs associated with the quality control of the Company’s contract manufacturers. These costs are recorded within selling, general and administrative expenses. Cost of product sales also does not attribute any allocation of compensation or general and administrative expenses to royalty and services revenues.

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

In 2007, we entered into an agreement with an insurance company to insure all of our obligations under the OEM warranties. We remit premiums to the insurance company and submit for reimbursement eligible claims made under the OEM warranties. Premiums are recorded as a component of cost of product sales at the time products are sold.  Premiums will be reviewed and may be adjusted prospectively to reflect actual and anticipated experience.

Stock-Based Compensation and Other Equity Instruments

The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of our common stock on the date of grant. Such fair values will be recognized as compensation expense over the requisite service period, net of estimated forfeitures, using the straight-line method in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock Based Compensation.

During the three months ended March 31, 2008, we issued 511,000 restricted stock units to certain employees. These restricted stock units had a weighted average fair value of $6.27 per unit and the aggregate fair value was $3.2 million. The fair value of these awards was based upon the market price of the underlying common stock as of the date of grant. All of these awards vest over a five-year period provided the individual remains in our employ or service as of the vesting date. Additionally, these shares could vest earlier in the event of a change in control, merger or other acquisition, or upon termination for disability or death. The shares of common stock will be issued at vesting.  As of March 31, 2008, we have issued 1.2 million restricted stock units. Stock-based compensation expense related to these awards was $657,000 and $144,000 for the three months ended March 31, 2008 and 2007. For the three months ended March 31, 2008, stock-based compensation expense of $51,000 is included in research and development expenses, $6,000 is included in cost of product sales and the remainder is included in selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2007, include $144,000 recognized as stock-based compensation expense for these awards. As of March 31, 2008, the unrecognized compensation expense related to these restricted stock awards was $10.0 million with a remaining weighted average life of 2.5 years.

Deferred Income Taxes

In preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. In addition, as of March 31, 2008, we have net operating losses (“NOLs”) of approximately $112.3 million, of which $19.9 million are subject to annual limitations resulting from the change in control provisions in Section 382 of the Internal Revenue Code. These NOLs begin to expire in 2011.

We currently have significant deferred tax assets, including those resulting from NOLs, tax credit carryforwards and deductible temporary differences. We provide a full valuation allowance against our net deferred tax assets. Management weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in past years. Despite our profitability in 2004 and our future plans and prospects, we have continued to maintain a full valuation allowance on our net tax benefits until profitability has been sustained over a time period and in amounts that are sufficient to support a conclusion that it is more likely than not that a portion or all of the deferred tax assets will be realized. A decrease in our valuation allowance would result in an immediate material income tax benefit, an increase in total assets and stockholders’ equity, and could have a significant impact on earnings in future periods.

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

The results from operations are now reported using two reportable operating segments: Commercial and Residential. The Commercial and Residential segments include the operations of each of the respective product lines excluding corporate expenses, defined below, other income (expense) and income taxes.

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

Results of Operations

Revenues

Total revenues increased 34%, or $6.2 million, to $24.5 million for the quarter ended March 31, 2008 compared to $18.3 million for the comparable period in 2007.

We currently derive the majority of sales, cost of product sales and gross profit from our Commercial segment. Total Commercial revenues increased 32%, or $5.8 million, to $24.2 million for the quarter ended March 31, 2008 as compared to $18.3 million for the comparable period in 2007. The increase in total revenues is primarily attributable to increased unit sales volume and, to a lesser extent, increased average sale prices. Excluding royalty revenues, for the quarter ended March 31, 2008, sales to contract customers increased by 26% over the comparable period in 2007 and sales to non-contract customers increased by 45% over that same period. Contract customers are those commercial customers for whom we have an executed agreement addressing, among other items, service requirements and purchase price.

Royalty revenues, which consists of revenue from licensing our technology to third parties, was $299,000 for the three months ended March 31, 2008 as compared to $392,000 for the three months ended March 31, 2007. We expect further diminution in royalty revenues as the resources which generate this revenue are repurposed to support our commercial oven business and to benefit our residential speed cook oven initiative.

Cost of Product Sales and Gross Profit

Cost of product sales for the quarter ended March 31, 2008 was $14.7 million, an increase of $3.2 million compared to $11.5 million for the comparable period in 2007. The variability in cost of product sales was due primarily to increases in the number of ovens sold. In the first quarter of 2008, we experienced a decrease in cost of product sales as a percentage of product sales primarily due to increased average sales prices resulting from improved sales mix and a decrease in warranty costs, offset by increases in component pricing.

Gross profit on product sales for the quarter ended March 31, 2008 was $9.5 million, an increase of $3.1 million, compared to gross profit on product sales of $6.4 million for the comparable period in 2007. The variability in the gross profit on product sales was due primarily to the number of ovens sold. Gross profit on product sales as a percentage of product sales revenue improved during the first quarter of 2008 due to increased average sales prices resulting from improved sales mix and a decrease in warranty costs, offset by increases in component pricing.

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

For the three months ended March 31, 2008, research and development expenses decreased 1%, or $14,000, to $1.47 million as compared to $1.49 million for the comparable period in 2007. The net decrease in the three month periods was primarily attributable to an expanded scope of research activities in our Commercial segment related to the development of new oven lines offset by a decrease in research activities in our Residential segment as our single wall speed cook oven reached marketability.

The following table quantifies the net increase in research and development expenses over periods presented (in thousands):

Increase (Decrease) in Research and Development Expenses for the Three Months Ended March 31, 2007 to 2008
Design, prototype and other related expenses	$(115)
Payroll and related expenses	70
Engineering related general and administrative expenses	31
Total increase (decrease)	$14

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

SG&A expenses increased 21%, or $2.1 million, to $12.4 million for the three months ended March 31, 2008 as compared to $10.3 million for the comparable period in 2007. Payroll and related expenses increased by $811,000 across all segments primarily due to increased headcount, and to a lesser extent, expenses associated with the termination of certain employees. Stock based compensation expense increased by $462,000 due to the issuance of RSUs in 2007. Selling, marketing and related expenses increased $260,000 and travel and related expenses increased $193,000. These increases were primarily due to increased spend in the Residential segment and increased Commercial segment commissions to our manufacturer representatives as a result of increased oven sales through those channels, offset by decreased Commercial segment marketing and advertising.

The following table quantifies the net increase in selling, general and administrative expenses for the periods presented (in thousands):

Increase in Selling, General and Administrative Expenses for the Three Months Ended March 31, 2007 to 2008
Payroll and related expenses	$811
Stock based compensation	462
Selling, marketing and related expenses	260
Depreciation and amortization	227
Travel and related expenses	193
Legal and professional fees	121
Rent and occupancy costs	35
Total increase (decrease)	$2,109

Net Other Income (Expense)

Net other expense for the three months ended March 31, 2008 was $239,000 as compared to net other income of $65,000 for the comparable period in 2007, primarily due to decreased interest income and increased interest expense as a result of borrowing against the credit facility.

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

Our management anticipates that current cash on hand, including availability under our credit facility with Bank of America, provides sufficient liquidity for us to execute our business plan and expand our business as needed in the near term. This facility was renewed and extended through February 28, 2009 and provides stand-by credit availability to augment the cash flow anticipated from operations. As of December 31, 2007, we had outstanding $9.0 million with an additional $10.1 million available under the credit facility.  The outstanding amount of $9.0 million was repaid on February 28, 2008. At March 31, 2008, we had no amounts outstanding under the credit facility and the borrowing base limitations permitted us to borrow up to $10.0 million, inclusive of $917,000 in outstanding letters of credit.  However, should the launch of our residential speed cook oven products or a significant increase in demand for commercial products engender significant expansion of our operations, we may require additional capital in future periods.

Cash provided by operating activities was $13.8 million for the three months ended March 31, 2008 as compared to cash used in operating activities of $(3.3) million for the comparable period in 2007. Net cash provided by operating activities for the three months ended March 31, 2008 resulted from our net loss of $(4.3) million less non-cash charges of $1.8 million (principally depreciation and amortization) offset by a decreased investment in working capital of $16.3 million. The change in working capital items included decreases in accounts receivable, primarily related to one customer, and an increase in accounts payable as we leveraged our supplier relationships, offset by a decrease in accrued expenses and warranty, due to the payment of sales commissions and 2007 year-end incentives in the first quarter of 2008, and increases in inventory and prepaid expenses. Net cash used in operating activities for the three months ended March 31, 2007 resulted from our net loss of $(4.9) million less non-cash charges of $1.3 million (principally depreciation and amortization) and a decreased investment in working capital of $309,000.

Cash used in investing activities for the three months ended March 31, 2008 was $(1.7) million compared to $(167,000) for the comparable period in 2007. Net cash used in investing activities resulted principally from capital expenditures in leasehold improvements as we expanded our manufacturing and warehouse facilities in Dallas, Texas. We anticipate capital expenditures of approximately $2.5 million during the balance of 2008 and expect to fund these from working capital.

Cash used in financing activities for the three months ended March 31, 2008 was $(9.0) million compared to cash provided by financing activities of $241,000 for the comparable period in 2007 due to the repayment of borrowings under our credit facility and decreased proceeds from the exercise of stock options and warrants.

At March 31, 2008, we had cash and cash equivalents of $13.2 million and working capital of $8.7 million as compared to cash and cash equivalents of $10.1 million and working capital of $11.4 million at December 31, 2007.

Contractual Cash Obligations

As of March 31, 2008, our future contractual cash obligations are as follows (in thousands):

	Payments Due By Period
	Total	April – December 2008		2009	2010	2011	2012	Thereafter
Installment Payments for Covenants Not-to-Compete	$1,330	$1,330		$--	$--	$--	$--	$--
Installment Payments for Contingent Consideration Due Under Asset Purchase Agreement	2,665	2,665	*	--	--	--	--	--
Operating Leases	4,758	972		1,170	895	896	825	--

Total	$8,753	$4,967		$1,170	$895	$896	$825	$--

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

Authoritative Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements; however, this statement does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. This Statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and establishes a fair value hierarchy that distinguishes between (1) market participant assumptions based on market data and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. This Statement clarifies that market participant assumptions include assumptions about risk and assumptions about the effect of a restriction on the sale or use of an asset and clarifies that a fair value measurement for a liability reflects its nonperformance risk. This Statement expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted the requirements of this statement as of January 1, 2008. The adoption of this statement did not have a material effect on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of which is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Eligible items for the measurement option include all recognized financial assets and liabilities except: investments in subsidiaries, interests in variable interest entities, employers’ and plans’ obligations for pension benefits, assets and liabilities recognized under leases, deposit liabilities, financial instruments that are a component of shareholder’s equity. Also included are firm commitments that involve only financial instruments, nonfinancial insurance contracts and warranties and host financial instruments. The statement permits all entities to choose at specified election dates, after which the entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings, at each subsequent reporting date. The fair value option may be applied instrument by instrument; however, the election is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted the requirements of this statement as of January 1, 2008. The adoption of this statement did not have a material effect on our financial position or results of operations.

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

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the three months ended March 31, 2008 and 2007, approximately 14% and 16% of our revenues were derived from sales outside of the United States. Less than 10% of these sales and subsequent accounts receivable and selling, general and administrative expenses for the three months ended March 31, 2008 and 2007 were denominated in foreign currencies. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of foreign currencies against the US dollar. At this time, the Company does not engage in any hedging activities.

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

Changes in internal control over financial reporting

There have been no significant changes in our internal controls during the most recent fiscal quarter, or in any other factors that could affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses, that have affected or are reasonably likely to materially affect our internal control over financial reporting during our most recent fiscal quarter covered by this report.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to legal proceedings from time to time that arise in the ordinary course of our business. Although the ultimate resolution of these various proceedings cannot be determined at this time, the Company does not believe that the outcome of any outstanding legal proceedings, individually or in the aggregate, will have a material adverse effect on the future results of operations or financial condition of the Company.  For further information on legal proceedings, see Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, see Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

Dated: May 7, 2008