Form 10-Q
period 2008-06-30
TURBOCHEF TECHNOLOGIES INC
filed 2008-08-11
CIK 916545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller Reporting Company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding At August 1, 2008
Common Stock, $0.01 Par Value	30,390,471

TURBOCHEF TECHNOLOGIES, INC.

 PART 1.   FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2008	December 31, 2007
Assets:

Current assets:
Cash and cash equivalents	$13,139	$10,149
Accounts receivable, net of allowance of $298 and $195	13,221	38,657
Other receivables	2,866	2,502
Inventory, net	17,955	11,883
Prepaid expenses	10,533	3,307
Total current assets	57,714	66,498

Property and equipment, net	7,480	6,728
Developed technology, net of accumulated amortization of $3,318 and $2,914	4,752	5,156
Goodwill	5,934	5,934
Covenant not-to-compete, net of accumulated amortization of $1,566 and $1,286	4,034	4,314
Other assets	144	91

Total assets	$80,058	$88,721

Liabilities and Stockholders' Equity:

Current liabilities:
Accounts payable	$21,333	$20,178
Accrued expenses	5,793	9,894
Future installments due on covenants not-to-compete and additional consideration for assets acquired	3,941	3,801
Amounts outstanding under credit facility	8,000	9,000
Deferred revenue	9,051	9,554
Accrued warranty	15	558
Deferred rent	247	247
Other current liabilities	--	1,908
Total current liabilities	48,380	55,140

Deferred rent, non-current	852	974
Other liabilities	109	100

Total liabilities	49,341	56,214

Commitments and contingencies

Stockholders' equity:
Preferred stock, $1 par value, authorized 5,000,000 shares, 0 shares issued	--	--
Preferred membership units exchangeable for shares of TurboChef common stock	380	380
Common stock, $.01 par value, authorized 100,000,000 shares, issued 30,402,918 and 29,568,325 shares at June 30, 2008 and December 31,
2007, respectively	304	296
Additional paid-in capital	183,161	173,857
Accumulated deficit	(153,128)	(142,026)
Total stockholders' equity	30,717	32,507

Total liabilities and stockholders' equity	$80,058	$88,721

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues:
Product sales	$20,970	$22,726	$45,152	$40,665
Royalties	217	242	516	634
Total revenues	21,187	22,968	45,668	41,299

Costs and expenses:
Cost of product sales	12,488	13,931	27,198	25,464
Research and development expenses	1,326	1,379	2,799	2,866
Selling, general and administrative expenses	14,004	14,196	26,406	24,489
Total costs and expenses	27,818	29,506	56,403	52,819

Operating loss	(6,631)	(6,538)	(10,735)	(11,520)

Other income (expense):
Interest income	24	180	97	401
Interest expense and other	(152)	(160)	(464)	(316)
	(128)	20	(367)	85
Net loss	$(6,759)	$(6,518)	$(11,102)	$(11,435)

Per share data:
Net loss per share - basic and diluted	$(0.22)	$(0.22)	$(0.37)	$(0.39)
Weighted average number of common shares outstanding - basic and diluted	30,264,211	29,247,657	30,197,174	29,235,610

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(11,102)	$(11,435)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,432	1,911
Amortization of deferred rent	(122)	(121)
Amortization of deferred loan costs and non-cash interest	259	298
Amortization of common stock and warrant issued in exchange for marketing
and related services	1,310	--
Non-cash compensation expense	2,077	689
Provision for doubtful accounts	110	272
Other	48	--
Changes in operating assets and liabilities:
Accounts receivable	25,278	(4,286)
Inventories	(6,623)	(375)
Prepaid expenses and other assets	(3,659)	1,968
Accounts payable and other payables	1,155	3,940
Accrued expenses and warranty	(4,657)	3,006
Deferred revenue	(503)	829
Net cash provided by (used in) operating activities	6,003	(3,304)

Cash flows from investing activities:
Purchases of property and equipment, net	(1,945)	(421)
Net cash used in investing activities	(1,945)	(421)

Cash flows from financing activities:
Borrowings under credit facility	8,000	--
Repayments of credit facility	(9,000)	--
Proceeds from the exercise of stock options	109	313
Payment of deferred loan costs	(177)	(25)
Net cash (used in) provided by financing activities	(1,068)	288

Net increase (decrease) in cash and cash equivalents	2,990	(3,437)
Cash and cash equivalents at beginning of period	10,149	19,675
Cash and cash equivalents at end of period	$13,139	$16,238

NON CASH OPERATING AND FINANCING ACTIVITIES:

Issuance of common stock and warrant in exchange for marketing and related services	$5,240	$--

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$192	$16
Cash paid for income taxes	--	--

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

The condensed consolidated financial statements of the Company as of June 30, 2008 and 2007 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have not been audited by independent registered public accountants. In the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these statements unless significant changes have taken place since the end of the Company's most recent fiscal year. The Company's December 31, 2007 consolidated balance sheet was derived from audited financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, but does not include all disclosures required by GAAP. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the aforementioned Form 10-K. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements include the accounts of TurboChef Technologies, Inc. and its majority-owned and controlled companies. Significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For information regarding significant accounting policies, see Note 2 to the Consolidated Financial Statements of the Company for the year ended December 31, 2007, set forth in the Form 10-K.

REVENUE RECOGNITION

Revenues from product sales, which includes all revenues except royalty revenues, are recognized when no significant vendor obligation remains, title to the product passes (depending on terms, either upon shipment or delivery), and the customer has the intent and ability to pay in accordance with contract payment terms that are fixed and determinable. Certain customers may purchase installation services. Revenues from these services are deferred and recognized when the installation service is performed. Certain customers may purchase extended warranty coverage. Revenue from sales of extended warranties is deferred and recognized in product sales on a straight-line basis over the term of the extended warranty contract. Royalty revenues are recognized based on the sales dates of licensees’ products, and service revenues are recorded based on attainment of scheduled performance milestones. The Company reports its revenue net of any sales tax collected.

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

PRODUCT WARRANTY

The Company’s ovens are warranted against defects in material and workmanship for a period of one year (“OEM Warranties”).  Additionally, the Company offers to certain customers extended warranties (“ESP Warranties”). In 2007, the Company entered into an agreement with an insurance company to insure its obligations under the OEM and ESP Warranties. The Company remits premiums to the insurance company and submits for reimbursement all eligible claims made under the OEM and ESP Warranties. Premiums are recorded as a component of cost of product sales at the time products are sold for OEM Warranties and over the term of the extended warranty coverage for ESP Warranties. Premiums will be reviewed by the Company and the insurance provider and may be adjusted prospectively to reflect actual and anticipated experience.

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

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Currently, acquired developed technology and covenants not-to-compete are both amortized using the straight-line method over estimated useful lives of 10 years, and the Company recorded $342,000, in the aggregate, of amortization expense for each of the three months ended June 30, 2008 and 2007 and $684,000 for each of the six months ended June 30, 2008 and 2007 for these long-lived intangible assets. Annual amortization for each of the next five years will approximate $1.4 million.

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

The effect of potentially dilutive stock options and warrants is calculated using the treasury stock method. For the three and six months ended June 30, 2008 the potentially dilutive securities include options, warrants and restricted stock units, convertible into 4.1 million shares of common stock; Enersyst Development Center, LLC (“Enersyst”) preferred membership units exchangeable for 37,000 shares of common stock and an indeterminate number of shares issuable in the future to settle the equity portion of the Company’s liability for additional consideration due under an asset acquisition agreement, all of which were excluded from the calculation of shares applicable to loss per share, because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2007 the potentially dilutive securities included options and restricted stock units, which were convertible into 3.8 million shares of common stock and Enersyst preferred membership units exchangeable for 37,000 shares of common stock, all of which were excluded from the calculation of shares applicable to loss per share because their inclusion would have been anti-dilutive.

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

During the six months ended June 30, 2008, the Company issued 526,000 restricted stock units to certain employees. These restricted stock units had a weighted average fair value of $6.31 per unit and the aggregate fair value was $3.3 million. The fair value of these awards was based upon the market price of the underlying common stock as of the date of grant. All of these awards vest over a five-year period provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, these shares could vest earlier in the event of a change in control, merger or other acquisition, or upon termination for disability or death. The shares of common stock will be issued at vesting.  As of June 30, 2008, 1.2 million restricted stock units have been issued by the Company. Stock-based compensation expense related to these awards was $1.2 million and $1.8 million for the three and six months ended June 30, 2008. For the three months ended June 30, 2008, stock-based compensation expense of $174,000 is included in research and development expenses, $10,000 is included in cost of product sales and the remainder is included in selling, general and administrative expenses For the six months ended June 30, 2008, stock-based compensation expense of $225,000 is included in research and development expenses, $16,000 is included in cost of product sales, and the remainder is included in selling, general and administrative expenses. Stock-based compensation expense related to these awards was $545,000 and $689,000 for the three and six months ended June 30, 2007, of which $46,000 is included in research and development expenses, $4,000 is included in cost of sales, and the remainder is included in selling, general and administrative expenses for both periods. As of June 30, 2008, the unrecognized compensation expense related to these restricted stock awards was $8.9 million with a remaining weighted average life of 2.4 years.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements; however, this statement does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. This Statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and establishes a fair value hierarchy that distinguishes between (1) market participant assumptions based on market data and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. This Statement clarifies that market participant assumptions include assumptions about risk and assumptions about the effect of a restriction on the sale or use of an asset and clarifies that a fair value measurement for a liability reflects its nonperformance risk. This Statement expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position (FSP) No. 157-2, which delays the effective date of SFAS No. 157 for non-financial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted the requirements of this statement as it pertains to financial assets and liabilities as of January 1, 2008. The adoption did not have a material effect on the Company’s financial position or results of operations. The Company does not expect the adoption of SFAS No. 157, as it pertains to non-financial assets and liabilities, to have a material effect on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of which is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Eligible items for the measurement option include all recognized financial assets and liabilities except: investments in subsidiaries, interests in variable interest entities, employers’ and plans’ obligations for pension benefits, assets and liabilities recognized under leases, deposit liabilities, financial instruments that are a component of shareholder’s equity. Also included are firm commitments that involve only financial instruments, nonfinancial insurance contracts and warranties and host financial instruments. The statement permits all entities to choose at specified election dates, after which the entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings, at each subsequent reporting date. The fair value option may be applied instrument by instrument; however, the election is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted the requirements of this statement as of January 1, 2008. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations as the Company did not elect to change the measurement of any assets or liabilities to fair value.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company does not expect the adoption of SFAS No. 161 to have a material impact on its results of operations and financial position as the Company does not currently participate in any derivative or hedging activities.

NOTE 3.  INVENTORY

Inventory consists of the following (in thousands):

	June 30, 2008	December 31, 2007

Parts inventory, net	$9,904	$6,734
Finished goods – ovens	6,720	3,835
Demonstration inventory, net	659	595
	17,283	11,164
Costs of inventory subject to a deferred revenue relationship	672	719
	$17,955	$11,883

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	Estimated Useful Lives (Years)	June 30, 2008	December 31, 2007

Tooling and equipment	3-7	$7,582	$6,921
Furniture and fixtures	5	1,517	1,458
Leasehold improvements	5-7.5	4,365	3,140
		13,464	11,519
Less accumulated depreciation and amortization		(5,984)	(4,791)
		$7,480	$6,728

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

An analysis of changes in the liability for product warranty claims is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Balance at beginning of period	$153	$2,223	$558	$1,889
Provision for warranties	(20)	952	(178)	1,955
Warranty expenditures	(118)	(457)	(365)	(1,126)

Balance at end of period	$15	$2,718	$15	$2,718

In 2007, the Company entered into an agreement with an insurance company to insure all of its obligations under the OEM warranties. The Company remits premiums to the insurance company and submits for reimbursement all eligible claims made under the OEM warranties. Premiums are recorded as a component of cost of product sales at the time products are sold.  Premiums will be reviewed by the Company and the insurance provider and may be adjusted prospectively to reflect actual and anticipated experience. The Company includes the outstanding reimbursement amount in other receivables in the accompanying unaudited condensed consolidated balance sheets. The above table represents the remaining warranty obligation for ovens sold prior to the insurance agreement.

NOTE 6. INCOME TAXES

In preparing its financial statements, the Company estimates income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. In addition, as of June 30, 2008, the Company had net operating losses (“NOLs”) of approximately $119.5 million, of which $18.6 million are subject to annual limitations resulting from the change in control provisions in Section 382 of the Internal Revenue Code. These NOLs begin to expire in 2011. A valuation allowance is recorded to reduce net deferred income tax assets to the amount that is more likely than not to be realized. Based on its history of losses, the Company recorded a valuation allowance as of June 30, 2008, equal to the full amount of net deferred income tax assets including those related to NOLs.

NOTE 7. STOCKHOLDERS’ EQUITY

The Company issued an aggregate of 526,000 restricted stock units to certain employees in the six months ended June 30, 2008.

A summary of restricted stock unit (RSU) activity follows:
	Number of RSUs	Weighted Average Grant-Date Fair Value

Balance at January 1, 2008	626,641	$15.18
RSUs granted	526,000	6.31
RSUs vested	(175,102)	14.90
RSUs forfeited	(42,000)	8.86
Balance at June 30, 2008	935,539	$10.53

On December 7, 2007, the Company completed a tender offer that allowed 30 employees to amend or cancel certain options to remedy potential adverse personal tax consequences. Additionally, the Company entered into an agreement with four officers of the Company not eligible to participate in the tender offer to amend their options to also remedy potential adverse personal tax consequences.  As a result, the Company amended 572,000 options granted after October 29, 2003 that, for financial reporting purposes, were or may have been granted at a discount to increase the option grant price to the fair market value on the date of grant and issued to the employee a dollar denominated RSU for the difference in option grant price between the amended option and the original discounted price.  The dollar denominated RSUs were settled in shares on March 7, 2008 and resulted in the issuance of 265,668 shares of common stock. The Company accounted for this transaction as an increase to common stock and additional paid-in-capital, with the offsetting decrease to other current liabilities.

In April 2008, in conjunction with the termination of certain individuals, the Company amended 440,000 fully vested outstanding options. For each affected option, the exercisable period was extended from three to twelve months. In accordance with SFAS No. 123(R), the Company valued the modified options immediately before and immediately after the modification using current market conditions. This valuation resulted in $320,000 being recorded as incremental stock-based compensation expense in the current period. For the three and six months ended June 30, 2008, $83,000 is included in research and development expenses and the remainder is included in selling, general and administrative expenses.

The fair value of the amended options was determined using the Black-Scholes option valuation model with the following weighted average assumptions:

Expected life (in years)	1.00
Volatility	52.54%
Risk free interest rate—options	1.34 – 1.97%
Dividend yield	0.0%

Additionally, the vesting of certain terminated individuals restricted stock units was accelerated. The acceleration resulted in a non-cash charge of $505,000. For the three and six months ended June 30, 2008, $120,000 is included in research and development expenses and the remainder is included in selling, general and administrative expenses.

The Company signed an agreement on April 28, 2008 (the “MSLO Agreement”) with Martha Stewart Living Omnimedia, Inc. (“MSLO”).  The Agreement creates a three-year relationship involving marketing and promotional activities with both Martha Stewart and Emeril Lagasse for the Company’s residential products, including, among other things, certain licensed rights to marketing collateral, access to their television shows and websites and their personal appearances at Company functions. Certain provisions of the MSLO Agreement survive termination.

Upon execution of the MSLO Agreement, the Company issued 381,049 shares of its common stock to MSLO (valued at approximately $3.1 million) and issued MSLO a six-year warrant to purchase an additional 454,000 shares of common stock at an exercise price of $8.26 per share (valued at approximately $2.1 million) and in January 2009 and January 2010 TurboChef must provide MSLO with an additional $2.5 million of stock (valued at the then-current market value) or cash (at the Company’s option). The initial issuance of shares and warrant, valued at $5.2 million, is included in prepaid expenses on the accompanying unaudited condensed consolidated balance sheets and will be amortized ratably into selling, general and administrative expenses over the remainder of 2008. The second and third payments of $2.5 million each will be recorded as a prepaid expense and will be amortized ratably into selling, general and administrative expenses as services are to be rendered.

At the Company’s request, MSLO will assist TurboChef in creating a joint marketing relationship with a retailer that the parties may agree upon.  Success in that effort, as described in the MSLO Agreement, shall cause TurboChef to provide MSLO with an additional $2.5 million of stock or cash (at TurboChef’s option), and TurboChef has agreed to pay MSLO a royalty for three years for products sold through such a retailer.

NOTE 8. CREDIT FACILITY

In February 2008, the Company entered into an Amended and Restated Credit Agreement with Bank of America, N.A. (the 2007 Credit Agreement). The 2007 Credit Agreement allows the Company to borrow up to $20.0 million at any time under the revolving credit facility, based upon a portion of the Company's eligible accounts receivable and inventory. The 2007 Credit Agreement also provides for a letter of credit facility within the credit limit of up to $5.0 million. Revolving credit loans under the 2007 Credit Agreement bear interest at a rate of the British Bankers Association LIBOR Rate plus 2.5% (5.17% as of June 30, 2008), unless for certain reasons Eurodollar Rate Loans are unavailable, then at a rate of 2.5% over the higher of the Federal Funds Rate plus 0.5% and Bank of America's prime rate. The Company's obligations under the 2007 Credit Agreement are secured by substantially all of the assets of the Company and its subsidiaries. The 2007 Credit Agreement contains customary affirmative and negative covenants and acceleration provisions. The credit commitment expires on February 28, 2009, and any outstanding indebtedness under the 2007 Credit Agreement will be due on that date. As of December 31, 2007, the Company had outstanding indebtedness of $9.0 million under the 2007 Credit Agreement which was repaid on February 28, 2008. At June 30, 2008, the Company had outstanding indebtedness of $8.0 million under the 2007 Credit Agreement, and the borrowing base limitations permitted the Company to borrow an additional $2.7 million, inclusive of $812,000 in outstanding letters of credit.

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

The results from operations are reported using two reportable operating segments: Commercial and Residential. The Commercial and Residential segments include the operations of each of the respective product lines excluding corporate expenses, described below, other income (expense) and income taxes.

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

Information about the Company's operations by operating segment follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Commercial:
Revenues	$20,688	$22,968	$44,843	$41,299
Net income	1,796	3,087	4,420	4,487
Residential:
Revenues	$499	$--	$825	$--
Net loss	(5,335)	(3,935)	(8,794)	(6,973)
Corporate:
Revenues	$--	$--	$--	$--
Net loss	(3,220)	(5,670)	(6,728)	(8,949)
Totals:
Revenues	$21,187	$22,968	$45,668	$41,299
Net loss	(6,759)	(6,518)	(11,102)	(11,435)

The Company does not have significant assets outside of the United States. Total revenues by geographic region for the three and six months ended June 30 are as follows (in thousands):

REGION	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007
North America
Commercial:	$17,010	$19,620	$37,795	$34,936
Residential:	499	--	825	--
Total North America revenue:	17,509	19,620	38,620	34,936
Europe and Asia/Pacific
Commercial:	3,678	3,348	7,048	6,363
Residential:	--	--	--	--
Total Europe and Asia/Pacific revenue:	3,678	3,348	7,048	6,363
Totals	$21,187	$22,968	$45,668	$41,299

The Company is generally subject to the financial conditions of commercial food service operators and related equipment providers; however, management does not believe that there is significant credit risk with respect to trade receivables. Additionally, the Company had been subject to customer concentration resulting from the initial rollouts of several large customers. For the three months ended June 30, 2008 and 2007, 34% and 66% of the Company's sales were made to three customers, respectively.  For the six months ended June 30, 2008 and 2007, 47% and 64% of the Company's sales were made to three customers, respectively. As of June 30, 2008, 38% of the outstanding accounts receivable were related to three customers.

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

Overview

TurboChef Technologies, Inc. is a leading provider of equipment, technology and services focused on the high-speed preparation of food products. Our user-friendly speed cook ovens employ proprietary combinations of heating technologies, such as convection, air impingement, microwave energy and other advanced methods, to cook food products at speeds up to 12 times faster than, and to quality standards that we believe are comparable or superior to, that of conventional heating methods. While we continue to offer our three primary speed cook countertop models:  the C3 and Tornado® combination air and microwave batch ovens and the High h Batch (air only) model, in 2007, we began to expand our commercial offerings and now offer our i5 model, a new air/microwave combination countertop batch oven. We also developed and now offer high speed impingement air-only conveyor ovens, both floor model and countertop versions.

In 2007 we entered the domestic residential oven market with the introduction of our first speed cook oven model for the home. Our first residential products target the premium segment of the residential oven market and are priced at a point that we believe is appropriate for a high-end consumer purchase. We are selling 30” wall oven models, both a double oven version that includes a speed cook oven and a regular convection oven and a single speed cook oven. We are working to develop a range model, and over time we intend to develop other configurations designed to satisfy consumer needs for residential oven appliances.

We currently derive revenue primarily from the sale of our ovens to commercial foodservice operators worldwide. In North America we sell our equipment through our internal sales force as well as through manufacturer’s representatives, and for the rest of the world we utilize a network of equipment distributors. We also derive revenues from licensing our technologies to food service equipment manufacturers and from the sale of our residential product through a network of over 175 high-end consumer appliance dealers throughout the U.S.

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

Our financial results in 2008 as compared to 2007 reflect our continued efforts to strengthen our operating systems and infrastructure and to solidify our sales and marketing efforts to support the anticipated growth in our commercial business and to support the development and launch of our new residential ovens. In 2007, we focused on executing on the expansion plans of our contract customers and expanding our revenues from our non-contract customers. Through June 30, 2008 as compared to the same period in 2007, we experienced a 61% increase in commercial revenue from non-contract customers and we experienced a 19% decrease in commercial revenue from contract customers. For the balance of 2008 as compared to 2007, we expect continued growth in our non-contract customer revenue, thus resulting in a further diversification of our revenue base, and we expect a continued decline in our contract customer revenue, primarily due to the completion of the initial roll out in early 2008 from one contract customer. In the first half of 2008, in connection with our planned realignment of certain aspects of our residential business, principally marketing and promotion, we took steps to further decrease our selling, general and administrative expenses by separating employment with certain employees. We recorded charges in this regard totaling approximately $1.5 million, of which $1.2 million was recorded in the second quarter of 2008. Approximately, $800,000 of this amount was non-cash and was recorded in the second quarter of 2008. We expect to realize annualized savings of approximately $3.0 million from this realignment. As discussed in Note 7 to the financial statements, in the second quarter of 2008, we entered into a marketing relationship with MSLO supporting our residential business and we expect to record non-cash charges of $5.2 million in 2008, of which $1.3 million were recorded in the second quarter of 2008. In the face of a more challenging economy, which we now expect will negatively impact revenue expectations and profitability for the full year, we intend to continue to tighten control of spending across the entire business. As a result of the foregoing, we expect to generate a net loss on a consolidated basis for 2008.

The following sets forth, as a percentage of revenue, consolidated statements of operations data for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008		2007	2008		2007
Revenues	100%		100%	100%		100%
Cost of product sales	59		61	60		62
Research and development expenses	6		6	6		7
Selling, general and administrative expenses	66		61	57		59
Total costs and expenses	131		128	123		128

Operating loss	(31)		(28)	(23)		(28)
Interest income	--		1	--		1
Interest expense and other	(1)		(1)	(1)		(1)
Total other income, net	(1)		--	(1)		--
Net loss	(32	) %	(28)%	(24	) %	(28)%

We have observed the following trends and events that are likely to have an impact on our financial condition and results of operations in the future:

·
During the three months ended June 30, 2008, total revenues decreased by 8% over the comparable period in 2007, and during the six months ended June 30, 2008, total revenues increased by 11% over the comparable period in 2007. For the three months ended June 30, 2008, the change was due to a decrease in sales to contract customers totaling $7.9 million offset by growth in sales to non-contract customers totaling $6.1 million.  For the six months ended June 30, 2008, the change was due to growth in sales to non-contract customers totaling $9.3 million offset by a decrease in sales to contract customers totaling $4.9 million. Contract customers are those commercial customers for whom we have an executed agreement addressing, among other items, service requirements and purchase price. We generated 34% and 66% of our revenue from three contract customers for the three months ended June 30, 2008 and 2007, respectively, and we generated 47% and 64% of our revenue from three contract customers for the six months ended June 30, 2008 and 2007, respectively.  No other single customer accounted for more than 10% of our total revenues for the three and six months ended June 30, 2008 or 2007. We expect our non-contract customer revenue to continue to increase in 2008. As our customer base continues to grow, we expect our customer concentration levels to decline.

·
During the three months ended June 30, 2008 revenues from residential oven sales increased 53% over the preceding quarter. We expect residential sales to continue to increase as we build brand awareness, grow the network of dealers representing the product and build market share.

·
In the second quarter of 2008, our gross margin percentage of 41% was an improvement from the second quarter of 2007’s margin of 39% and the first quarter of 2008’s margin of 40%. The improvement in gross margin is principally attributable to the positive benefits of the sales mix in the quarter. We generally expect gross margin percentages to trend in the range of 40% for the remainder of 2008 reflecting the benefit of anticipated increases in sales prices, offset by anticipated increases in input costs.

·
In the second quarter of 2008, our research and development expenditures approximated those of the comparable period in 2007. For 2008, we expect our research and development expenditures in the range of $4.5 to $5.5 million as we engineer improvements in our existing products and develop additional residential and commercial products.

·
During the three months ended June 30, 2008, we decreased our selling, general and administrative expenses, excluding depreciation and amortization, by $486,000 from the comparable period in 2007. The decrease is primarily due to reduced expenses related to the option review investigation concluded in 2007, offset in part by increases in payroll related expenses due to employee terminations and increases in selling, marketing and related expenses associated with the MSLO agreement. During the six months ended June 20, 2008, we increased our selling, general and administrative expenses, excluding depreciation and amortization, by $1.4 million from the comparable period in 2007. The increase is a result of increases in payroll related expenses due to employee terminations and increases in selling, marketing and related expenses associated with the MSLO agreement, offset by decreased expenses related to the option review investigation concluded in 2007. We expect SG&A to decrease for 2008 as compared to 2007 due to the non-recurrence of option investigation related expenses incurred in 2007 of $7.7 million, offset by the net costs of the residential business realignment and the costs of the MSLO agreement, both largely non-cash.

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

In 2007, we entered into an agreement with an insurance company to insure all of our obligations under the OEM warranties. We remit premiums to the insurance company and submit for reimbursement eligible claims made under the OEM warranties. Premiums are recorded as a component of cost of product sales at the time products are sold.  Premiums will be reviewed by the Company and the insurance provider and may be adjusted prospectively to reflect actual and anticipated experience.

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

During the six months ended June 30, 2008, we issued 526,000 restricted stock units to certain employees. These restricted stock units had a weighted average fair value of $6.31 per unit and the aggregate fair value was $3.3 million. The fair value of these awards was based upon the market price of the underlying common stock as of the date of grant. All of these awards vest over a five-year period provided the individual remains in our employ or service as of the vesting date. Additionally, these shares could vest earlier in the event of a change in control, merger or other acquisition, or upon termination for disability or death. The shares of common stock will be issued at vesting.  As of June 30, 2008, we have issued 1.2 million restricted stock units. Stock-based compensation expense related to these awards was $1.2 million and $1.8 million for the three and six months ended June 30, 2008. For the three months ended June 30, 2008, stock-based compensation expense of $174,000 is included in research and development expenses, $10,000 is included in cost of product sales and the remainder is included in selling, general and administrative expenses, and for the six months ended June 30, 2008, stock-based compensation expense of $225,000 is included in research and development expenses, $16,000 is included in cost of product sales, and the remainder is included in selling, general and administrative expenses. Stock-based compensation expense related to these awards was $545,000 and $689,000 for the three and six months ended June 30, 2007, of which $46,000 is included in research and development expenses, $4,000 is included in cost of sales, and the remainder is included in selling, general and administrative expenses for both periods. As of June 30, 2008, the unrecognized compensation expense related to these restricted stock awards was $8.9 million with a remaining weighted average life of 2.4 years.

Deferred Income Taxes

In preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. In addition, as of June 30, 2008, we have net operating losses (“NOLs”) of approximately $119.5 million, of which $18.6 million are subject to annual limitations resulting from the change in control provisions in Section 382 of the Internal Revenue Code. These NOLs begin to expire in 2011.

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

The results from operations are reported using two reportable operating segments: Commercial and Residential. The Commercial and Residential segments include the operations of each of the respective product lines excluding corporate expenses, described below, other income (expense) and income taxes.

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

Results of Operations

Revenues

Total revenues decreased 8%, or $1.8 million, to $21.2 million for the three months ended June 30, 2008 compared to $23.0 million for the comparable period in 2007.  Total revenues increased 11%, or $4.4 million, to $45.7 million for the six months ended June 30, 2008 compared to $41.3 million for the comparable period in 2007.

We currently derive the majority of sales, cost of product sales and gross profit from our Commercial segment. For the three months ended June 30, 2008, total commercial revenues decreased 10%, or $2.3 million, to $20.7 million as compared to $23.0 million for the comparable period in 2007. The decrease in total revenues is primarily attributable to decreased units sales volume offset by increased average sales prices. Excluding royalty revenues, for the three months ended June 30, 2008, sales to contract customers decreased by 52% over the comparable period in 2007 and sales to non-contract customers increased by 76% over that same period. Contract customers are those commercial customers for whom we have an executed agreement addressing, among other items, service requirements and purchase price.

For the six months ended June 30, 2008, total commercial revenues increased 9%, or $3.5 million, to $44.8 million as compared to $41.3 million for the comparable period in 2007. The increase in total revenues is primarily attributable to increased average sales price, offset by a slight decrease in unit sales volume. Excluding royalty revenues, for the six months ended June 30, 2008, sales to non-contract customers increased by 61% over the comparable period in 2007 and sales to contract customers decreased by 19% over that same period.

Royalty revenues, which consists of revenue from licensing our technology to third parties, was $217,000 and $516,000 for the three and six months ended June 30, 2008, respectively, as compared to $242,000 and $634,000 for the comparable periods in 2007. We expect further diminution in royalty revenues as the resources which generate this revenue are repurposed to support our commercial oven business and to benefit our residential speed cook oven initiative.

Cost of Product Sales and Gross Profit

For the three months ended June 30, 2008, cost of product sales was $12.5 million, a decrease of $1.4 million compared to $13.9 million for the comparable period in 2007. For the six months ended June 30, 2008, cost of product sales was $27.2 million, an increase of $1.7 million compared to $25.5 million for the comparable period in 2007. The variability in cost of product sales was due primarily to variability in the number of ovens sold. In both the three and six ended June 30, 2008, we experienced a decrease in cost of product sales as a percentage of product sales primarily due to increased average sales prices resulting from improved sales mix and a decrease in warranty costs, offset by increases in component pricing.

Gross profit on product sales for the three months ended June 30, 2008 was $8.5 million, a decrease of $313,000, compared to gross profit on product sales of $8.8 million for the comparable period in 2007. Gross profit on product sales for the six months ended June 30, 2008 was $18.0 million, an increase of $2.8 million, compared to gross profit on product sales of $15.2 million for the comparable period in 2007. The variability in the gross profit on product sales was due primarily to the number of ovens sold. Gross profit on product sales as a percentage of product sales revenue improved during the three and six months ended June 30, 2008 due to increased average sales prices resulting from improved sales mix and a decrease in warranty costs, offset by increases in component pricing.

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

For the three months ended June 30, 2008, research and development expenses decreased 4%, or $53,000, to $1.3 million as compared to $1.4 million for the comparable period in 2007. For the six months ended June 30, 2008, research and development expenses decreased 2%, or $67,000, to $2.8 million as compared to $2.9 million for the comparable period in 2007. The net decrease in the three and six month periods was primarily attributable to an expanded scope of research activities in our Commercial segment related to the development of new oven lines offset by a decrease in research activities in our Residential segment as our single wall speed cook oven reached marketability.

The following table quantifies the net decrease in research and development expenses over periods presented (in thousands):

	Increase (Decrease) in Research and Development Expenses for the Three Months Ended June 30, 2007 to 2008	Increase (Decrease) in Research and Development Expenses for the Six Months Ended June 30, 2007 to 2008
Design, prototype and other related expenses	$(367)	$(482)
Engineering related general and administrative expenses	316	347
Payroll and related expenses	(2)	68
Total decrease	$(53)	$(67)

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

SG&A expenses decreased 1%, or $192,000, to $14.0 million for the three months ended June 30, 2008 as compared to $14.2 million for the comparable period in 2007. Legal and professional fees decreased by $2.4 million primarily due to decreased expenses related to the option review investigation which was concluded in 2007. Stock based compensation expense increased by $740,000 primarily due to costs associated with the termination of certain employees and, to a lesser extent, the issuance of RSUs in 2008. Payroll and related expenses increased by $656,000 equally attributable to expenses associated with the termination of certain employees and increased headcount in the Commercial segment. Selling, marketing and related expenses increased $649,000 primarily due to increased marketing expenses in the Residential segment, notably the non-cash cost associated with the MSLO agreement offset by decreased trade show activity, and increased Commercial segment commissions to our manufacturer representatives as a result of increased oven sales through those channels. Depreciation and amortization increased $295,000 due to the Dallas facilities expansion completed in early 2008 and an increase in the depreciable base of demonstration oven inventory.

SG&A expenses increased 7%, or $ 1.9 million, to $26.4 million for the six months ended June 30, 2008, as compared to $24.5 million for the comparable period in 2007. Legal and professional fees decreased by $2.3 million primarily due to decreased expenses related to the option review investigation which was concluded in 2007. Payroll and related expenses increased by $1.4 primarily due to expenses associated with the termination of certain employees and increased headcount in the Commercial segment. Stock based compensation expense increased by $1.2 equally attributable to costs associated with the termination of certain employees and the issuance of RSUs in 2007 and 2008. Selling, marketing and related expenses increased $910,000 primarily due to increased marketing expenses in the Residential segment, notably the non-cash cost associated with the MSLO agreement offset by decreased trade show activity, and increased Commercial segment commissions to our manufacturer representatives as a result of increased oven sales through those channels. Depreciation and amortization increased $522,000 due to the Dallas facilities expansion completed in early 2008 and an increase in the depreciable base of demonstration oven inventory.

The following table quantifies the net increase (decrease) in selling, general and administrative expenses for the periods presented (in thousands):

	Increase (Decrease) in Selling, General and Administrative Expenses for the Three Months Ended June 30, 2007 to 2008	Increase (Decrease) in Selling, General and Administrative Expenses for the Six Months Ended June 30, 2007 to 2008
Legal and professional fees	$(2,411)	$(2,288)
Payroll and related expenses	656	1,419
Stock based compensation	740	1,203
Selling, marketing and related expenses	649	910
Depreciation and amortization	295	522
Rent and occupancy costs	116	184
Travel and related expenses	(237)	(33)
Total increase (decrease)	$(192)	$1,917

Net Other Income (Expense)

Net other expense for the three and six months ended June 30, 2008 was $128,000 and $367,000, as compared to net other income of $20,000 and $85,000 for the comparable periods in 2007, primarily due to decreased interest income as a result of lower average cash on hand and increased interest expense as a result of borrowing against the credit facility.

Liquidity and Capital Resources

Our capital requirements in connection with our product and technology development and marketing efforts have been significant. In light of the expected growth in both our Commercial and Residential business, including the 2008 launch of our new residential speed cook single wall oven and new commercial ovens, the capital requirements for these efforts likely will continue to be significant.

Our management anticipates that current cash on hand, including availability under our credit facility with Bank of America, provides sufficient liquidity for us to execute our business plan and expand our business as needed in the near term. This facility was renewed and extended through February 28, 2009 and provides stand-by credit availability to augment the cash flow anticipated from operations. As of December 31, 2007, we had outstanding $9.0 million with an additional $10.1 million available under the credit facility. The outstanding amount of $9.0 million was repaid on February 28, 2008. At June 30, 2008, we had outstanding $8.0 million with an additional $2.7 million available under the credit facility, inclusive of $812,000 in outstanding letters of credit. However, should the launch of our residential speed cook oven products or a significant increase in demand for commercial products engender significant expansion of our operations, we may require additional capital in future periods.

Cash provided by operating activities was $6.0 million for the six months ended June 30, 2008 as compared to cash used in operating activities of $(3.3) million for the comparable period in 2007. Net cash provided by operating activities for the six months ended June 30, 2008 resulted from our net loss of $(11.1) million less non-cash charges of $6.1 million (principally non-cash compensation expense and depreciation and amortization) offset by a decreased investment in working capital of $11.0 million. The change in working capital items included decreases in accounts receivable, primarily related to one customer, offset by a decrease in accrued expenses and warranty, and increases in inventory and prepaid expenses. Net cash used in operating activities for the six months ended June 30, 2007 resulted from our net loss of $(11.4) million less non-cash charges of $3.0 million (principally depreciation and amortization) and a decreased investment in working capital of $5.1 million.

Cash used in investing activities for the six months ended June 30, 2008 was $(1.9) million compared to $(421,000) for the comparable period in 2007. Net cash used in investing activities resulted principally from capital expenditures in leasehold improvements as we expanded our manufacturing and warehouse facilities in Dallas, Texas. We anticipate capital expenditures of approximately $2.5 million during the balance of 2008 and expect to fund these from working capital.

Cash used in financing activities for the six months ended June 30, 2008 was $(1.1) million compared to cash provided by financing activities of $288,000 for the comparable period in 2007 due to the net repayment of borrowings under our credit facility and decreased proceeds from the exercise of stock options.

At June 30, 2008, we had cash and cash equivalents of $13.1 million and working capital of $9.3 million as compared to cash and cash equivalents of $10.1 million and working capital of $11.4 million at December 31, 2007.

Contractual Cash Obligations

As of June 30, 2008, our future contractual cash obligations are as follows (in thousands):

	Payments Due By Period
	Total	July – December 2008		2009		2010		2011	2012	Thereafter
Installment Payments for Covenants Not-to-Compete	$1,330	$1,330		$--		$--		$--	$--	$--
Installment Payments for Contingent Consideration Due Under Asset Purchase Agreement	2,665	2,665	*	--		--		--	--	--
Payments Due under Agreement with MSLO	5,000	--		2,500	**	2,500	**	--	--	--
Operating Leases	4,436	642		1,165		901		902	826	--

Total	$13,431	$4,637		$3,665		$3,401		$902	$826	$--
* 62% of this obligation is to be settled by issuance of common stock
** Obligation may be settled by the issuance of common stock at the Company’s option.

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

Authoritative Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements; however, this statement does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. This Statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and establishes a fair value hierarchy that distinguishes between (1) market participant assumptions based on market data and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. This Statement clarifies that market participant assumptions include assumptions about risk and assumptions about the effect of a restriction on the sale or use of an asset and clarifies that a fair value measurement for a liability reflects its nonperformance risk. This Statement expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position (FSP) No. 157-2, which delays the effective date of SFAS No. 157 for non-financial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis.  We adopted the requirements of this statement as it pertains to financial assets and liabilities as of January 1, 2008. The adoption did not have a material effect on our financial position or results of operations. We do not expect the adoption of SFAS No. 157, as it pertains to non-financial assets and liabilities, to have a material effect on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of which is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Eligible items for the measurement option include all recognized financial assets and liabilities except: investments in subsidiaries, interests in variable interest entities, employers’ and plans’ obligations for pension benefits, assets and liabilities recognized under leases, deposit liabilities, financial instruments that are a component of shareholder’s equity. Also included are firm commitments that involve only financial instruments, nonfinancial insurance contracts and warranties and host financial instruments. The statement permits all entities to choose at specified election dates, after which the entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings, at each subsequent reporting date. The fair value option may be applied instrument by instrument; however, the election is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted the requirements of this statement as of January 1, 2008. The adoption of this statement did not have a material effect on our financial position or results of operations as we did not elect to change the measurement of any assets or liabilities to fair value.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We do not expect the adoption of SFAS No. 161 to have a material impact on our results of operations and financial position as we do not currently participate in any derivative or hedging activities.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the three and six months ended June 30, 2008, approximately 17% and 15% of our revenues were derived from sales outside of the United States, as compared to 15% for both the comparable periods in 2007. Less than 10% of these sales and subsequent accounts receivable and selling, general and administrative expenses for the three and six  months ended June 30, 2008 and 2007 were denominated in foreign currencies. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of foreign currencies against the US dollar. At this time, the Company does not engage in any hedging activities.

The Company believes that revenues from sources outside of the United States will increase during 2008. There is no assurance that the Company will not be subject to foreign exchange losses in the future.

The Company’s outstanding debt of $8.0 million debt at June 30, 2008 related to indebtedness under our credit agreement with Bank of America contains a floating interest rate. Thus, our interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase in our variable rate debt would result in an increase of $80,000 in our annual pre-tax loss assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at June 30, 2008.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

 ITEM 5. OTHER INFORMATION

None.

 ITEM 6. EXHIBITS

EXHIBITS

10.1*	Agreement, dated as of April 28, 2008, by and between the Company and Martha Stewart Living Omnimedia, Inc.

10.2	Warrant to Purchase Shares of Common Stock of TurboChef Technologies, Inc., dated April 28, 2008, issued to Martha Stewart Living Omnimedia, Inc.

21.1	List of Subsidiaries

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment of the omitted portions.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TURBOCHEF TECHNOLOGIES, INC.

By:	/s/ J. Miguel Fernandez de Castro
J. Miguel Fernandez de Castro Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: August 11, 2008