Form 10-Q/A
period 2007-03-31
TURBOCHEF TECHNOLOGIES INC
filed 2008-11-10
CIK 916545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

___________to___________

Commission File Number 001-32334

TurboChef Technologies, Inc.
(Exact name of Registrant as specified in its Charter)

DELAWARE	48-1100390
(State or other jurisdiction of incorporation or	(I.R.S. employer identification number)
organization)

Six Concourse Parkway, Suite 1900
Atlanta, Georgia	30328
(Address of principal executive offices)	(Zip code)

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
Yes [X]                                No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated file ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]                  No [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practical date.

Number of Shares Outstanding
Title of Each Class	at September 1, 2007
Common Stock, $0.01 Par Value	29,240,175

TURBOCHEF TECHNOLOGIES, INC.
TABLE OF CONTENTS

Form 10-Q/A Item		Page

Part II. Other Information

Item 6.	Exhibits	3

	Signatures	4

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 to amend Exhibit 10.1 filed therewith.  The amendment is being made to restore certain portions of Exhibit 10.1 that we had original requested to be treated confidentially.  The restoration of the redacted portions is being made at the request of the staff of the Securities and Exchange Commission.  This Amendment No. 1 does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q and, other than the filing of the revised portions of Exhibit 10.1, does not modify or update the disclosures in the original Quarterly Report on Form 10-Q in any way.

PART II.  OTHER INFORMATION

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

_______________
* Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment of the omitted portions under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

TURBOCHEF TECHNOLOGIES, INC.

By:	/s/ J. Miguel Fernandez de Castro
J. Miguel Fernandez de Castro
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Dated:  November 10, 2008

4