Form 10-K/A
period 2007-12-31
TURBOCHEF TECHNOLOGIES INC
filed 2008-11-10
CIK 916545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
____________to____________

Commission File Number 001-32334

TurboChef Technologies, Inc.
(Exact name of Registrant as specified in its Charter)

DELAWARE	48-1100390
(State or other jurisdiction of incorporation or	(I.R.S. employer identification number)
organization)

Six Concourse Parkway, Suite 1900	30328
Atlanta, Georgia	(Zip code)
(Address of principal executive offices)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Title of Each Class	Number of Shares Outstanding at March 1, 2008
Common Stock, $0.01 Par Value	29,570,854

TURBOCHEF TECHNOLOGIES, INC.
TABLE OF CONTENTS

Form 10-K/A Item		Page

Part IV.

Item 15.	Exhibits, Financial Statement Schedules	3

	Signatures	6

Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 to amend Exhibit 10.32 filed therewith.  The amendment is being made to restore certain portions of Exhibit 10.32 that we had original requested to be treated confidentially.  The restoration of the redacted portions is being made at the request of the staff of the Securities and Exchange Commission.  This Amendment No. 1 does not reflect events occurring after the filing of the original Annual Report on Form 10-K and, other than the filing of the revised portions of Exhibit 10.32, does not modify or update the disclosures in the original Annual Report on Form 10-K in any way.

PART IV.

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
10.23*
2007 Incentive-Based Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2007, filed with the Commission on November 10, 2008)

Exhibit No.	Description

10.24	Form of Stock Options Amendment Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 10, 2007) and Schedule
10.25	Form of Executive Stock Options Amendment Agreement and Schedule (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 7, 2008)
10.26
Amended and restated employment agreement, dated January 18, 2008, by and between TurboChef Technologies, Inc. and Richard E. Perlman (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 7, 2008)

10.27
Amended and restated employment agreement, dated January 18, 2008, by and between TurboChef Technologies, Inc. and James K. Price (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 7, 2008)

10.28
Amended and restated employment agreement, dated January 18, 2008, by and between TurboChef Technologies, Inc. and James A. Cochran (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 7, 2008)

10.29
Amended and restated employment agreement, dated January 18, 2008, by and between TurboChef Technologies, Inc. and J. Miguel Fernandez de Castro (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 7, 2008)

10.30
Amended and restated employment agreement, dated January 18, 2008, by and between TurboChef Technologies, Inc. and Paul P. Lehr (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 7, 2008)

10.31
Amended and restated employment agreement, dated January 18, 2008, by and between TurboChef Technologies, Inc. and Stephen J. Beshara (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 7, 2008)

10.32*	2008 Incentive-Based Compensation Plan
10.33
Amended and Restated Credit Agreement dated as of February 7, 2008 among TurboChef Technologies, Inc., its subsidiaries and Bank of America, N.A. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 8, 2008)

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 7, 2008)
24.1	Power of Attorney (see signature page to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 7, 2008)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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