Form 10-Q
period 2008-11-03
TURBOCHEF TECHNOLOGIES INC
filed 2008-11-10
CIK 916545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller Reporting Company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding At November 1, 2008
Common Stock, $0.01 Par Value	30,789,825

TURBOCHEF TECHNOLOGIES, INC.

PART 1.   FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2008	December 31, 2007
Assets:

Current assets:
Cash and cash equivalents	$7,007	$10,149
Accounts receivable, net of allowance of $397 and $195	10,372	38,657
Other receivables	651	2,502
Inventory, net	16,513	11,883
Prepaid expenses	8,615	3,307
Total current assets	43,158	66,498

Property and equipment, net	6,589	6,728
Developed technology, net of accumulated amortization of $3,519 and $2,914	4,551	5,156
Goodwill	5,934	5,934
Covenant not-to-compete, net of accumulated amortization of $1,706 and $1,286	3,894	4,314
Other assets	94	91

Total assets	$64,220	$88,721

Liabilities and Stockholders' Equity:

Current liabilities:
Accounts payable	$12,616	$20,178
Accrued expenses	5,143	9,894
Future installments due on covenants not-to-compete and additional consideration for assets acquired	2,343	3,801
Amounts outstanding under credit facility	6,000	9,000
Deferred revenue	8,739	9,554
Accrued warranty	--	558
Deferred rent	247	247
Other current liabilities	--	1,908
Total current liabilities	35,088	55,140

Deferred rent, non-current	791	974
Other liabilities	108	100

Total liabilities	35,987	56,214

Commitments and contingencies

Stockholders' equity:
Preferred stock, $1 par value, authorized 5,000,000 shares, 0 shares issued	--	--
Preferred membership units exchangeable for shares of TurboChef common stock	380	380
Common stock, $.01 par value, authorized 100,000,000 shares, issued 30,721,565 and 29,568,325 shares at September 30, 2008 and December 31, 2007, respectively	307	296
Additional paid-in capital	185,657	173,857
Accumulated deficit	(158,111)	(142,026)
Total stockholders' equity	28,233	32,507

Total liabilities and stockholders' equity	$64,220	$88,721

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues:
Product sales	$20,088	$32,247	$65,240	$72,912
Royalties	223	246	739	880
Total revenues	20,311	32,493	65,979	73,792

Costs and expenses:
Cost of product sales	12,338	19,579	39,536	45,043
Research and development expenses	858	1,101	3,657	3,967
Selling, general and administrative expenses	11,816	13,665	38,222	38,154
Total costs and expenses	25,012	34,345	81,415	87,164

Operating loss	(4,701)	(1,852)	(15,436)	(13,372)

Other income (expense):
Interest income	36	160	133	561
Interest expense and other	(318)	(72)	(782)	(388)
	(282)	88	(649)	173
Net loss	$(4,983)	$(1,764)	$(16,085)	$(13,199)

Per share data:
Net loss per share - basic and diluted	$(0.16)	$(0.06)	$(0.53)	$(0.45)
Weighted average number of common shares outstanding - basic and diluted	30,471,742	29,274,530	30,269,081	29,248,970

The accompanying notes are an integral part of these financial statements.

TURBOCHEF TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(16,085)	$(13,199)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,728	2,906
Amortization of deferred rent	(183)	(183)
Amortization of deferred loan costs and non-cash interest	534	321
Amortization of common stock and warrant issued in exchange for marketing and related services	3,275	--
Non-cash compensation expense	2,718	1,225
Provision for doubtful accounts	242	302
Other	(19)	11
Changes in operating assets and liabilities:
Accounts receivable	27,863	(20,868)
Inventories	(5,485)	(2,203)
Prepaid expenses and other assets	(1,492)	981
Accounts payable and other payables	(7,563)	10,745
Accrued expenses and warranty	(5,322)	3,254
Deferred revenue	(815)	2,682
Net cash provided by (used in) operating activities	1,396	(14,026)

Cash flows from investing activities:
Purchases of property and equipment	(2,118)	(571)
Disposals of property and equipment	616	--
Net cash used in investing activities	(1,502)	(571)

Cash flows from financing activities:
Borrowings under credit facility	8,000	9,000
Repayments of credit facility	(11,000)	--
Proceeds from the exercise of stock options	146	313
Payment of deferred loan costs	(182)	(150)
Net cash (used in) provided by financing activities	(3,036)	9,163

Net decrease in cash and cash equivalents	(3,142)	(5,434)
Cash and cash equivalents at beginning of period	10,149	19,675
Cash and cash equivalents at end of period	$7,007	$14,241

NON CASH OPERATING AND FINANCING ACTIVITIES:

Issuance of common stock and warrant in exchange for marketing and related services	$5,240	$--

Issuance of common stock for acquisition of intangible assets	$1,821	$1,520

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$$305	$28
Cash paid for income taxes	--	--

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

The condensed consolidated financial statements of the Company as of September 30, 2008 and 2007 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have not been audited by independent registered public accountants. In the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the financial position and results of operations and cash flows for all periods presented have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these statements unless significant changes have taken place since the end of the Company's most recent fiscal year. The Company's December 31, 2007 consolidated balance sheet was derived from audited financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, but does not include all disclosures required by GAAP. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the aforementioned Form 10-K. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements include the accounts of TurboChef Technologies, Inc. and its majority-owned and controlled companies. Significant intercompany accounts and transactions have been eliminated in consolidation.

On August 12, 2008, the Company announced that The Middleby Corporation agreed to acquire all of the outstanding common stock of TurboChef Technologies, Inc. in a deal valued at approximately $200 million in cash and stock as of August 11, 2008, the last trading date prior to the announcement of the acquisition (see Note 11).

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

Based upon current expectations of 2008 results, the Company revised its accrual of incentive based compensation expense for the year, resulting in a decrease in selling, general and administrative expenses of $585,000 for the three months ended September 30, 2008.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair values. Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires goodwill and other acquired intangible assets that have indefinite useful lives to no longer be amortized; however, these assets must undergo an impairment test at least annually.  The annual goodwill impairment test, completed as of October 2007, determined that the carrying amount of goodwill was not impaired and there have been no developments subsequent to October 2007 that would indicate impairment exists. The goodwill impairment review will continue to be performed annually or more frequently if facts and circumstances warrant a review. The annual impairment test for 2008 has not yet been completed.

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Currently, acquired developed technology and covenants not-to-compete are both amortized using the straight-line method over estimated useful lives of 10 years, and the Company recorded $342,000, in the aggregate, of amortization expense for each of the three months ended September 30, 2008 and 2007 and $1.0 million for each of the nine months ended September 30, 2008 and 2007 for these long-lived intangible assets. Annual amortization for each of the next five years will approximate $1.4 million.

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

The effect of potentially dilutive stock options and warrants is calculated using the treasury stock method. For the three and nine months ended September 30, 2008 the potentially dilutive securities include options, warrants and restricted stock units, convertible into 4.1 million shares of common stock and Enersyst Development Center, LLC (“Enersyst”) preferred membership units exchangeable for 37,000 shares of common stock, all of which were excluded from the calculation of shares applicable to loss per share, because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2007 the potentially dilutive securities included options and restricted stock units, which were convertible into 3.8 million shares of common stock, Enersyst preferred membership units exchangeable for 37,000 shares of common stock and an indeterminate number of shares issuable in the future to settle the equity portion of the Company’s liability for additional consideration due under an asset acquisition agreement, all of which were excluded from the calculation of shares applicable to loss per share because their inclusion would have been anti-dilutive.

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

During the nine months ended September 30, 2008, the Company issued 526,000 restricted stock units to certain employees. These restricted stock units had a weighted average fair value of $6.31 per unit and the aggregate fair value was $3.3 million. The fair value of these awards was based upon the market price of the underlying common stock as of the date of grant. All of these awards vest over a five-year period provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, these shares could vest earlier in the event of a change in control, merger or other acquisition, or upon termination for disability or death. The shares of common stock will be issued at vesting.  As of September 30, 2008, 1.2 million restricted stock units have been issued by the Company. Stock-based compensation expense related to these awards was $640,000 and $2.5 million for the three and nine months ended September 30, 2008. For the three months ended September 30, 2008, stock-based compensation expense of $51,000 is included in research and development expenses, $10,000 is included in cost of product sales and the remainder is included in selling, general and administrative expenses For the nine months ended September 30, 2008, stock-based compensation expense of $276,000 is included in research and development expenses, $26,000 is included in cost of product sales, and the remainder is included in selling, general and administrative expenses. Stock-based compensation expense related to these awards was $536,000 and $1.2 million for the three and nine months ended September 30, 2007. For the three months ended September 30, 2007, stock-based compensation expense of $46,000 is included in research and development expenses, $4,000 is included in cost of product sales and the remainder is included in selling, general and administrative expenses and for the nine months ended September 30, 2007, stock-based compensation expense of $92,000 is included in research and development expenses, $8,000 is included in cost of product sales, and the remainder is included in selling, general and administrative expenses. As of September 30, 2008, the unrecognized compensation expense related to these restricted stock awards was $8.2 million with a remaining weighted average life of 2.1 years.

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

NOTE 3.  INVENTORY

Inventory consists of the following (in thousands):

	September 30, 2008	December 31, 2007

Parts inventory, net	$10,302	$6,734
Finished goods – ovens	5,022	3,835
Demonstration inventory, net	661	595
	15,985	11,164
Costs of inventory subject to a deferred revenue relationship	528	719
	$16,513	$11,883

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	Estimated Useful Lives (Years)	September 30, 2008	December 31, 2007

Tooling and equipment	3-7	$6,953	$6,921
Furniture and fixtures	5	1,526	1,458
Leasehold improvements	5-7.5	4,372	3,140
		12,851	11,519
Less accumulated depreciation and amortization		(6,262)	(4,791)
		$6,589	$6,728

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

An analysis of changes in the liability for product warranty claims is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Balance at beginning of period	$15	$2,718	$558	$1,889
Provision for warranties	--	--	(178)	1,955
Warranty expenditures	(15)	(962)	(380)	(2,088)
Adjustments	--	(583)	--	(583)

Balance at end of period	$--	$1,173	$--	$1,173

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

NOTE 6. INCOME TAXES

In preparing its financial statements, the Company estimates income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. In addition, as of September 30, 2008, the Company had net operating losses (“NOLs”) of approximately $120.5 million, of which $17.3 million are subject to annual limitations resulting from the change in control provisions in Section 382 of the Internal Revenue Code. These NOLs begin to expire in 2011. A valuation allowance is recorded to reduce net deferred income tax assets to the amount that is more likely than not to be realized. Based on its history of losses, the Company recorded a valuation allowance as of September 30, 2008, equal to the full amount of net deferred income tax assets including those related to NOLs.

NOTE 7. STOCKHOLDERS’ EQUITY

The Company issued an aggregate of 526,000 restricted stock units to certain employees in the nine months ended September 30, 2008.

A summary of restricted stock unit (RSU) activity follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value

Balance at January 1, 2008	626,641	$15.18
RSUs granted	526,000	6.31
RSUs vested	(177,875)	14.86
RSUs forfeited	(42,000)	8.86
Balance at September 30, 2008	932,766	$10.52

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

In April 2008, in conjunction with the termination of certain individuals, the Company amended 440,000 fully vested outstanding options. For each affected option, the exercisable period was extended from three to twelve months. In accordance with SFAS No. 123(R), the Company valued the modified options immediately before and immediately after the modification using current market conditions. This valuation resulted in $320,000 being recorded as incremental stock-based compensation expense in the current period. For the nine months ended September 30, 2008, $83,000 is included in research and development expenses and the remainder is included in selling, general and administrative expenses, all of which was recorded in the second quarter of 2008.

The fair value of the amended options was determined using the Black-Scholes option valuation model with the following weighted average assumptions:

Expected life (in years)	1.00
Volatility	52.54%
Risk free interest rate—options	1.34 – 1.97%
Dividend yield	0.0%

Additionally, the vesting of certain terminated individuals restricted stock units was accelerated. The acceleration resulted in a non-cash charge of $505,000. For the nine months ended September 30, 2008, $120,000 is included in research and development expenses and the remainder is included in selling, general and administrative expenses, all of which was recorded in the second quarter of 2008.

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

In September 2008, the Company issued 297,712 shares of common stock, with a value of $1.8 million, as the equity portion of the final installment of contingent consideration payable under the terms of the Global Purchase Agreement.

NOTE 8. CREDIT FACILITY

In February 2008, the Company entered into an Amended and Restated Credit Agreement with Bank of America, N.A. (the 2007 Credit Agreement). The 2007 Credit Agreement allows the Company to borrow up to $20.0 million at any time under the revolving credit facility, based upon a portion of the Company's eligible accounts receivable and inventory. The 2007 Credit Agreement also provides for a letter of credit facility within the credit limit of up to $5.0 million. Revolving credit loans under the 2007 Credit Agreement bear interest at a rate of the British Bankers Association LIBOR Rate plus 2.5% (7.50% as of September 30, 2008), unless for certain reasons Eurodollar Rate Loans are unavailable, then at a rate of 2.5% over the higher of the Federal Funds Rate plus 0.5% and Bank of America's prime rate. The Company's obligations under the 2007 Credit Agreement are secured by substantially all of the assets of the Company and its subsidiaries. The 2007 Credit Agreement contains customary affirmative and negative covenants and acceleration provisions. The credit commitment expires on February 28, 2009, and any outstanding indebtedness under the 2007 Credit Agreement will be due on that date. As of December 31, 2007, the Company had outstanding indebtedness of $9.0 million under the 2007 Credit Agreement which was repaid on February 28, 2008. At September 30, 2008, the Company had outstanding indebtedness of $6.0 million under the 2007 Credit Agreement, and the borrowing base limitations permitted the Company to borrow an additional $2.7 million, inclusive of $812,000 in outstanding letters of credit.

NOTE 9. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

The Company is party to legal proceedings from time to time that arise in the ordinary course of business. Although the ultimate resolution of these various proceedings cannot be determined at this time, the Company does not believe that the outcome of any outstanding legal proceedings, individually or in the aggregate, will have a material adverse effect on the future results of operations or financial condition of the Company.  For further information on legal proceedings, see "Legal Proceedings" in Part II, Item 1, of this report and the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

Information about the Company's operations by operating segment follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Commercial:
Revenues	$19,878	$32,228	$64,721	$73,527
Net income	2,171	5,997	6,591	10,484
Residential:
Revenues	$433	$265	$1,258	$265
Net loss	(3,569)	(3,035)	(12,363)	(10,008)
Corporate:
Revenues	$--	$--	$--	$--
Net loss	(3,585)	(4,726)	(10,313)	(13,675)
Totals:
Revenues	$20,311	$32,493	$65,979	$73,792
Net loss	(4,983)	(1,764)	(16,085)	(13,199)

The Company does not have significant assets outside of the United States. Total revenues by geographic region for the three and nine months ended September 30 are as follows (in thousands):

REGION	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

North America
Commercial:	$16,891	$28,807	$54,686	$63,743
Residential:	433	265	1,258	265
Total North America revenue:	17,324	29,072	55,944	64,008
Europe and Asia/Pacific
Commercial:	2,987	3,421	10,035	9,784
Residential:	--	--	--	--
Total Europe and Asia/Pacific revenue:	2,987	3,421	10,035	9,784
Totals	$20,311	$32,493	$65,979	$73,792

The Company is generally subject to the financial conditions of commercial food service operators and related equipment providers; however, management does not believe that there is significant credit risk with respect to trade receivables. Additionally, the Company had been subject to customer concentration resulting from the initial rollouts of several large customers. For the three months ended September 30, 2008 and 2007, 37% and 69% of the Company's sales were made to three customers, respectively.  For the nine months ended September 30, 2008 and 2007, 44% and 66% of the Company's sales were made to three customers, respectively. As of September 30, 2008, 24% of the outstanding accounts receivable were related to two customers.

NOTE 11. ACQUISITION BY THE MIDDLEBY CORPORATION

On August 12, 2008, the Company announced that it had agreed to be acquired by The Middleby Corporation (“Middleby”). At the effective time of the Merger (the "Effective Time"), each issued and outstanding share of TurboChef's common stock will be automatically converted into the right to receive 0.0486 shares (the "Exchange Ratio") of the common stock of Middleby ("Middleby Common Stock") and $3.67 in cash (the "Cash Consideration", and together with Middleby Common Stock, the "Merger Consideration") for a total value of $6.47 based on Middleby's closing stock price of $57.60 on August 11, 2008, the last trading date prior to the announcement of the contemplated transaction.  Based on the closing sale price for Middleby Common Stock on November 7, 2008, the latest practicable trading date before the filing of this report, the 0.0486 of a share of Middleby Common Stock and $3.67 in cash represented approximately $5.35 in value for each share of TurboChef common stock.  Consummation of the Merger is subject to various conditions, including the approval of TurboChef's stockholders and other customary closing conditions. The agreement includes a break-up fee of $7.0 million, which is payable by the Company to Middleby if the Company terminates the agreement under certain circumstances. The Company anticipates closing the transaction in 2008.

NOTE 12. SUBSEQUENT EVENTS

In October 2008, the Company made additional headcount reductions across the entire business. The Company expects to record charges of $1.9 million in the fourth quarter of 2008, of which approximately $1.3 million is expected to be non-cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Certain statements in this Quarterly Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our history of losses; our dependence on a limited number of customers; the effect of our long sales cycle; our oven products are offered to emerging market segments requiring significant marketing efforts to achieve market acceptance; our rapid expansion and the potential difficulty in managing our growth; relationships with and dependence on third parties for raw materials or components; our reliance on our senior management team and the expertise of management personnel; the limited experience of some of our senior executive officers in our industry; potential liability for personal injury or property damage; the ability to protect our proprietary information; the results of government inquiries and possible regulatory action or private litigation regarding the results of our investigation of our stock option grants and practices and the uncertainty of the outcome of legal proceedings in which we are currently involved. Additional information and factors are set out in “Risk Factors” in Part II, Item 1A, of this report and Item 1A of our Annual Report on Form 10-K for 2007 filed with the SEC. The words “believe,” “expect,” “anticipate,” “intend,” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date the statement was made. We undertake no obligation to update any forward-looking statement.

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

On August 12, 2008, we announced an agreement to be acquired by Middleby. At the Effective Time of the Merger, each issued and outstanding share of our common stock will be automatically converted into the right to receive 0.0486 shares of Middleby Common Stock and $3.67 in Cash Consideration for a total value of $6.47 based on Middleby's closing stock price of $57.60 on August 11, 2008, the last trading date prior to the announcement of the contemplated transaction.  Based on the closing sale price for Middleby Common Stock on November 7, 2008, the latest practicable trading date before the filing of this report, the 0.0486 of a share of Middleby Common Stock and $3.67 in cash represented approximately $5.35 in value for each share of TurboChef common stock.  Consummation of the Merger is subject to various conditions, including the approval of TurboChef's stockholders and other customary closing conditions. The agreement includes a break-up fee of $7.0 million, which is payable by the Company to Middleby if the Company terminates the agreement under certain circumstances. The Company anticipates closing the transaction in 2008.

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

Our financial results in 2008 as compared to 2007 reflect our continued efforts to strengthen our operating systems and infrastructure and to solidify our sales and marketing efforts to support the anticipated growth in our commercial business and to support the development and launch of our new residential ovens. In 2007, we focused on executing on the expansion plans of our contract customers and expanding our revenues from our non-contract customers. Through September 30, 2008 as compared to the same period in 2007, we experienced a 48% increase in commercial revenue from non-contract customers and we experienced a 41% decrease in commercial revenue from contract customers. For the balance of 2008 as compared to 2007, we expect continued growth in our non-contract customer revenue, thus resulting in a further diversification of our revenue base, and we expect a continued decline in our contract customer revenue, primarily due to the completion of the initial roll out in early 2008 from one contract customer. In the first half of 2008, in connection with our planned realignment of certain aspects of our residential business, principally marketing and promotion, we took steps to further decrease our selling, general and administrative expenses by separating employment with certain employees. We recorded charges in this regard totaling $1.5 million, of which approximately $800,000 was non-cash.  We expect to realize annualized savings of approximately $3.0 million from this realignment. In October 2008, we made additional headcount reductions across the entire business and expect to record charges of $1.9 million in the fourth quarter of 2008. Approximately $1.3 million of this amount is non-cash. We expect to realize annualized savings of approximately $3.0 million from this headcount reduction.  As discussed in Note 7 to the financial statements, in the second quarter of 2008, we entered into a marketing relationship with MSLO supporting our residential business and we expect to record non-cash charges of $5.2 million in 2008. In the face of a more challenging economy, which we now expect will negatively impact revenue expectations and profitability for the full year, we intend to continue to tighten control of spending across the entire business. As a result of the foregoing, we expect to generate a net loss on a consolidated basis for 2008.

The following sets forth, as a percentage of revenue, consolidated statements of operations data for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008		2007	2008		2007
Revenues	100%		100%	100%		100%
Cost of product sales	61		60	60		61
Research and development expenses	4		4	5		5
Selling, general and administrative expenses	58		42	58		52
Total costs and expenses	123		106	123		118

Operating loss	(23)		(6)	(23)		(18)
Interest income	--		1	--		1
Interest expense and other	(2)		(--)	(1)		(1)
Total other income, net	(2)		1	(1)		--
Net loss	(25	) %	(5)%	(24	) %	(18)%

We have observed the following trends and events that are likely to have an impact on our financial condition and results of operations in the future:

·
During the three months ended September 30, 2008, total revenues decreased by 38% over the comparable period in 2007, and during the nine months ended September 30, 2008, total revenues decreased by 11% over the comparable period in 2007. For the three months ended September 30, 2008, the change was due to a decrease in sales to contract customers totaling $15.2 million offset by growth in sales to non-contract customers totaling $3.0 million. For the nine months ended September 30, 2008, the change was due to a decrease in sales to contract customers totaling $20.1 million offset by growth in sales to non-contract customers totaling $12.3 million. Contract customers are those commercial customers for whom we have an executed agreement addressing, among other items, service requirements and purchase price. We generated 37% and 69% of our revenue from three contract customers for the three months ended September 30, 2008 and 2007, respectively, and we generated 44% and 66% of our revenue from three contract customers for the nine months ended September 30, 2008 and 2007, respectively.  No other single customer accounted for more than 10% of our total revenues for the three and nine months ended September 30, 2008 or 2007. We expect our non-contract customer revenue to continue to increase in 2008. As our customer base continues to grow, we expect our customer concentration levels to decline.

·
During the three months ended September 30, 2008 revenues from residential oven sales increased 63% over the comparable period in 2007. We expect residential sales to continue to increase, albeit not at the same rate as in the third quarter of 2008, as we build brand awareness, grow the network of dealers representing the product and build market share.

·
In the third quarter of 2008, our gross margin percentage of 39% was slightly lower than the second quarter of 2008’s margin of 41% and the first quarter of 2008’s margin of 40%. The deterioration in gross margin is principally attributable to the negative effects of the sales mix in the quarter. We generally expect gross margin percentages to trend in the range of 40% for the remainder of 2008 reflecting the benefit of sales price increases, offset by increases in input costs.

·
In the third quarter of 2008, our research and development expenditures were slightly lower than those of the comparable period in 2007. For 2008, we expect our research and development expenditures in the range of $4.5 to $5.0 million as we engineer improvements in our existing products and develop additional residential and commercial products.

·
During the three months ended September 30, 2008, we decreased our selling, general and administrative expenses, excluding depreciation and amortization, by $2.2 million from the comparable period in 2007. The decrease is primarily due to reduced expenses related to the option review investigation concluded in 2007, offset in part by increases in merger related expenses and marketing and related expenses associated with the MSLO agreement. During the nine months ended September 20, 2008, we decreased our selling, general and administrative expenses, excluding depreciation and amortization, by $754,000 from the comparable period in 2007. The decrease is primarily due to reduced expenses related to the option review investigation concluded in 2007, offset in part by increases in merger related expenses and marketing and related expenses associated with the MSLO agreement. We expect SG&A to decrease for 2008 as compared to 2007 due to the non-recurrence of option investigation related expenses incurred in 2007 of $7.7 million, offset by charges recorded in connection with headcount reductions made in April and October 2008 and the costs of the MSLO agreement.

Our future results will be affected by many factors, some of which are identified below and in Part II, Item 1A, of this report and Item 1A of our Annual Report on Form 10-K, including our ability to:

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

During the nine months ended September 30, 2008, we issued 526,000 restricted stock units to certain employees. These restricted stock units had a weighted average fair value of $6.31 per unit and the aggregate fair value was $3.3 million. The fair value of these awards was based upon the market price of the underlying common stock as of the date of grant. All of these awards vest over a five-year period provided the individual remains in our employ or service as of the vesting date. Additionally, these shares could vest earlier in the event of a change in control, merger or other acquisition, or upon termination for disability or death. The shares of common stock will be issued at vesting.  As of September 30, 2008, we have issued 1.2 million restricted stock units. Stock-based compensation expense related to these awards was $640,000 and $2.5 million for the three and nine months ended September 30, 2008. For the three months ended September 30, 2008, stock-based compensation expense of $51,000 is included in research and development expenses, $10,000 is included in cost of product sales and the remainder is included in selling, general and administrative expenses For the nine months ended September 30, 2008, stock-based compensation expense of $276,000 is included in research and development expenses, $26,000 is included in cost of product sales, and the remainder is included in selling, general and administrative expenses. Stock-based compensation expense related to these awards was $536,000 and $1.2 million for the three and nine months ended September 30, 2007. For the three months ended September 30, 2007, stock-based compensation expense of $46,000 is included in research and development expenses, $4,000 is included in cost of product sales and the remainder is included in selling, general and administrative expenses and for the nine months ended September 30, 2007, stock-based compensation expense of $92,000 is included in research and development expenses, $8,000 is included in cost of product sales, and the remainder is included in selling, general and administrative expenses. As of September 30, 2008, the unrecognized compensation expense related to these restricted stock awards was $8.2 million with a remaining weighted average life of 2.1 years.

Deferred Income Taxes

In preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. In addition, as of September 30, 2008, we have net operating losses (“NOLs”) of approximately $120.5 million, of which $17.3 million are subject to annual limitations resulting from the change in control provisions in Section 382 of the Internal Revenue Code. These NOLs begin to expire in 2011.

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

Results of Operations

Revenues

Total revenues decreased 38%, or $12.2 million, to $20.3 million for the three months ended September 30, 2008 compared to $32.5 million for the comparable period in 2007.  Total revenues decreased 11%, or $7.8 million, to $66.0 million for the nine months ended September 30, 2008 compared to $73.8 million for the comparable period in 2007.

We currently derive the majority of sales, cost of product sales and gross profit from our Commercial segment. For the three months ended September 30, 2008, total commercial revenues decreased 38%, or $12.3 million, to $19.9 million as compared to $32.2 million for the comparable period in 2007. The decrease in total revenues is primarily attributable to decreased units sales volume, partially offset by increased average sales prices. Excluding royalty revenues, for the three months ended September 30, 2008, sales to contract customers decreased by 67% over the comparable period in 2007 and sales to non-contract customers increased by 30% over that same period. Contract customers are those commercial customers for whom we have an executed agreement addressing, among other items, service requirements and purchase price.

For the nine months ended September 30, 2008, total commercial revenues decreased 12%, or $8.8 million, to $64.7 million as compared to $73.5 million for the comparable period in 2007. The decrease in total revenues is primarily attributable to decreased units sales volume, partially offset by increased average sales prices. Excluding royalty revenues, for the nine months ended September 30, 2008, sales to contract customers decreased by 41% over the comparable period in 2007 and sales to non-contract customers increased by 48% over that same period.

Royalty revenues, which consists of revenue from licensing our technology to third parties, was $223,000 and $739,000 for the three and nine months ended September 30, 2008, respectively, as compared to $246,000 and $880,000 for the comparable periods in 2007. We expect further diminution in royalty revenues as the resources which generate this revenue are repurposed to support our commercial oven business and to benefit our residential speed cook oven initiative.

Cost of Product Sales and Gross Profit

For the three months ended September 30, 2008, cost of product sales was $12.4 million, a decrease of $7.2 million compared to $19.6 million for the comparable period in 2007. For the nine months ended September 30, 2008, cost of product sales was $39.5 million, a decrease of $5.5 million compared to $45.0 million for the comparable period in 2007. The variability in cost of product sales was due primarily to variability in the number of ovens sold. In the three month months ended September 30, 2008, we experienced an increase in cost of product sales as a percentage of product sales primarily due to increases in component pricing, partially offset by a decrease in warranty costs. In the nine month months ended September 30, 2008, we experienced a decrease in cost of product sales as a percentage of product sales primarily due to increased average sales prices resulting from improved sales mix and a decrease in warranty costs, partially offset by increases in component pricing.

Gross profit on product sales for the three months ended September 30, 2008 was $7.7 million, a decrease of $5.0 million, compared to gross profit on product sales of $12.7 million for the comparable period in 2007. Gross profit on product sales for the nine months ended September 30, 2008 was $25.7 million, a decrease of $2.2 million, compared to gross profit on product sales of $27.9 million for the comparable period in 2007. The variability in the gross profit on product sales was due primarily to the number of ovens sold. Gross profit on product sales as a percentage of product sales revenue declined during the three months ended September 30, 2008 due primarily to increases in component pricing, partially offset by a decrease in warranty costs, and improved during the nine months ended September 30, 2008 due to increased average sales prices resulting from improved sales mix and a decrease in warranty costs, partially offset by increases in component pricing.

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

For the three months ended September 30, 2008, research and development expenses decreased 22%, or $243,000, to $858,000 as compared to $1.1 million for the comparable period in 2007. For the nine months ended September 30, 2008, research and development expenses decreased 8%, or $310,000, to $3.7 million as compared to $4.0 million for the comparable period in 2007. The net decrease in the three and nine month periods was primarily attributable to a decrease in research activities in our Residential segment as our single wall speed cook oven reached marketability.

The following table quantifies the net decrease in research and development expenses over periods presented (in thousands):

	Increase (Decrease) in Research and Development Expenses for the Three Months Ended September 30, 2007 to 2008	Increase (Decrease) in Research and Development Expenses for the Nine Months Ended September 30, 2007 to 2008
Design, prototype and other related expenses	$(143)	$(625)
Engineering related general and administrative expenses	(38)	309
Payroll and related expenses	(62)	6
Total decrease	$(243)	$(310)

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

SG&A expenses decreased 14%, or $1.8 million, to $11.8 million for the three months ended September 30, 2008 as compared to $13.6 million for the comparable period in 2007. Legal and professional fees decreased by $1.2 million primarily due to decreased expenses related to the option review investigation which was concluded in 2007, offset by merger related costs. Payroll and related expenses decreased by $881,000 due to a reduction in incentive based compensation. Travel and related expenses decreased by $326,000 due to cost containment efforts across the entire business. Depreciation and amortization increased $299,000 due to the Dallas facilities expansion completed in early 2008 and an increase in the depreciable base of demonstration oven inventory.

SG&A expenses increased nominally, or $68,000, to $38.2 million for the nine months ended September 30, 2008, as compared to $38.1 million for the comparable period in 2007. Legal and professional fees decreased by $3.5 million primarily due to decreased expenses related to the option review investigation which was concluded in 2007, offset by merger related costs. Stock based compensation expense increased by $1.3 million attributable to costs associated with the termination of certain employees and the issuance of RSUs in 2007 and 2008. Selling, marketing and related expenses increased $959,000 primarily due to increased marketing expenses in the Residential segment, notably the non-cash cost associated with the MSLO agreement offset by decreased trade show activity, and decreased Commercial segment commissions to our manufacturer representatives as a result of decreased oven sales through those channels. Payroll and related expenses increased by $522,000 primarily due to expenses associated with the termination of certain employees, partially offset by a reduction in incentive based compensation. Depreciation and amortization increased $821,000 due to the Dallas facilities expansion completed in early 2008 and an increase in the depreciable base of demonstration oven inventory.

The following table quantifies the net increase (decrease) in selling, general and administrative expenses for the periods presented (in thousands):

	Increase (Decrease) in Selling, General and Administrative Expenses for the Three Months Ended September 30, 2007 to 2008	Increase (Decrease) in Selling, General and Administrative Expenses for the Nine Months Ended September 30, 2007 to 2008
Legal and professional fees	$(1,165)	$(3,453)
Stock based compensation	99	1,302
Selling, marketing and related expenses	39	959
Depreciation and amortization	299	821
Payroll and related expenses	(881)	522
Travel and related expenses	(326)	(377)
Rent and occupancy costs	86	294
Total increase (decrease)	$(1,849)	$68

Net Other Income (Expense)

Net other expense for the three and nine months ended September 30, 2008 was $282,000 and $649,000, as compared to net other income of $88,000 and $173,000 for the comparable periods in 2007, primarily due to decreased interest income as a result of lower average cash on hand and increased interest expense as a result of borrowing against the credit facility.

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

Our management anticipates that current cash on hand, including availability under our credit facility with Bank of America, provides sufficient liquidity for us to execute our business plan and expand our business as needed in the near term. This facility was renewed and extended through February 28, 2009 and provides stand-by credit availability to augment the cash flow anticipated from operations. As of December 31, 2007, we had outstanding $9.0 million with an additional $10.1 million available under the credit facility. The outstanding amount of $9.0 million was repaid on February 28, 2008. At September 30, 2008, we had outstanding $6.0 million with an additional $2.7 million available under the credit facility, inclusive of $812,000 in outstanding letters of credit. However, should the launch of our residential speed cook oven products or a significant increase in demand for commercial products engender significant expansion of our operations, we may require additional capital in future periods.

Cash provided by operating activities was $1.4 million for the nine months ended September 30, 2008 as compared to cash used in operating activities of $(14.0) million for the comparable period in 2007. Net cash provided by operating activities for the nine months ended September 30, 2008 resulted from our net loss of $(16.1) million less non-cash charges of $10.3 million (principally amortization of common stock and warrant issued in exchange for marketing and related services, non-cash compensation expense and depreciation and amortization) offset by a decreased investment in working capital of $7.2 million. The change in working capital items included decreases in accounts receivable, primarily related to one customer, offset by decreases in accounts payable, accrued expenses and warranty, and increases in inventory and prepaid expenses. Net cash used in operating activities for the nine months ended September 30, 2007 resulted from our net loss of $(13.2) million less non-cash charges of $4.6 million (principally depreciation and amortization) offset by an increased investment in working capital of $5.4 million. The change in working capital items included increases in accounts receivable and inventory, primarily related to sales to one customer, offset by increases in accounts payable and accrued expenses.

Cash used in investing activities for the nine months ended September 30, 2008 was $(1.5) million compared to $(571,000) for the comparable period in 2007. Net cash used in investing activities resulted principally from capital expenditures in leasehold improvements as we expanded our manufacturing and warehouse facilities in Dallas, Texas, offset by disposals of certain property and equipment. We anticipate capital expenditures of approximately $1.0 million during the balance of 2008 and expect to fund these from working capital.

Cash used in financing activities for the nine months ended September 30, 2008 was $(3.0) million compared to cash provided by financing activities of $9.2 million for the comparable period in 2007 due to the net repayment of borrowings under our credit facility and decreased proceeds from the exercise of stock options.

At September 30, 2008, we had cash and cash equivalents of $7.0 million and working capital of $8.1 million as compared to cash and cash equivalents of $10.1 million and working capital of $11.4 million at December 31, 2007.

Contractual Cash Obligations

As of September 30, 2008, our future contractual cash obligations are as follows (in thousands):

	Payments Due By Period
	Total	October – December 2008	2009		2010		2011	2012	Thereafter
Installment Payments for Covenants Not-to-Compete	$1,330	$1,330	$--		$--		$--	$--	$--
Installment Payments for Contingent Consideration Due Under Asset Purchase Agreement	1,013	1,013	--		--		--	--	--
Payments Due under Agreement with MSLO	5,000	--	2,500	*	2,500	*	--	--	--
Operating Leases	4,115	321	1,165		901		902	826	--

Total	$11,458	$2,664	$3,665		$3,401		$902	$826	$--

* Obligation may be settled by the issuance of common stock at the Company’s option.

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

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the three and nine months ended September 30, 2008, approximately 15% of our revenues were derived from sales outside of the United States, as compared to 15% and 11% for the comparable periods in 2007. Less than 10% of these sales and subsequent accounts receivable and selling, general and administrative expenses for the three and nine  months ended September 30, 2008 and 2007 were denominated in foreign currencies. The Company is subject to risk of financial loss resulting from fluctuations in exchange rates of foreign currencies against the US dollar. At this time, the Company does not engage in any hedging activities.

The Company believes that revenues from sources outside of the United States will increase during 2008. There is no assurance that the Company will not be subject to foreign exchange losses in the future.

The Company’s outstanding debt of $6.0 million debt at September 30, 2008 related to indebtedness under our credit agreement with Bank of America contains a floating interest rate. Thus, our interest rate is subject to market risk in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase in our variable rate debt would result in an increase of $60,000 in our annual pre-tax loss assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at September 30, 2008.

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

On September 9, 2008, a purported shareholder class action lawsuit was filed in the Superior Court of Fulton County, Georgia, on behalf of the public stockholders of the Company, challenging the Company’s proposed merger with The Middleby Corporation. The complaint names TurboChef, Middleby and the current members of the Company’s board of directors as defendants. Among other things, the complaint alleges breach of fiduciary duty by the Company’s directors in connection with approval of the Merger Agreement. Plaintiff is seeking to enjoin the proposed transaction and to recover costs of litigation. The Company believes that the lawsuit is without merit.

ITEM 1A. RISK FACTORS

The Company has announced that it entered into a merger agreement on August 12, 2008 with The Middleby Corporation pursuant to which the Company would be merged with and into a wholly-owned subsidiary of The Middleby Corporation.  In addition to the discussion of the risk factors which are found in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2007, the following additional risk factors should be considered:

TurboChef will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the merger and diversion of management attention could harm TurboChef, whether or not the merger is completed. In response to the announcement of the merger, existing or prospective customers, suppliers, distributors and retailers of TurboChef may delay or defer their purchasing or other decisions concerning TurboChef, or they may seek to change their existing business relationship. In addition, as a result of the announcement of the merger, current and prospective employees could experience uncertainty about their future with TurboChef. The success of the Company will depend in part on the retention of personnel critical to the business and operation of the Company, and the uncertainties discussed above may impair the Company's ability to retain, recruit or motivate key personnel. The closing of the merger will also require a significant amount of time and attention from management. In addition, the pendency of the merger could exacerbate the diversion of management resources from other transactions or activities that TurboChef may undertake. The diversion of management attention away from ongoing operations could adversely affect ongoing operations and business relationships. The merger agreement also restricts TurboChef from making certain acquisitions and taking other specified actions until the merger occurs. These restrictions may prevent TurboChef from pursuing attractive business opportunities that may arise prior to the closing of the merger.

If the proposed merger is not completed, TurboChef will have incurred substantial costs that may adversely affect TurboChef's financial results, operations and financial condition and the market price of TurboChef common stock.

TurboChef has incurred and will continue to incur substantial costs in connection with the proposed merger. These costs, which to date are estimated to aggregate to over $2.0 million, are primarily associated with the fees and expenses of attorneys, accountants and TurboChef's financial advisors, although additional unanticipated costs may also be incurred. In addition, TurboChef has diverted significant management resources in an effort to complete the merger, and TurboChef is subject to restrictions contained in the merger agreement on the conduct of its business. Although TurboChef has agreed that its board of directors will, subject to fiduciary exceptions, recommend that its stockholders approve the merger proposal, there is no assurance that the merger proposal will be approved, and there is no assurance that the other conditions to the closing of the merger will be satisfied. If the merger is not completed, TurboChef will have incurred these significant costs, including the diversion of management resources, for which it would have received little or no benefit. In addition, TurboChef will be required to pay Middleby a termination fee of $7.0 million if the merger agreement is terminated in specified circumstances. If the merger is not completed, the above risks and liabilities will adversely affect TurboChef's business, financial results, financial condition, cash flows and stock price.

The merger agreement contains provisions that limit TurboChef's ability to pursue alternatives to the merger and could discourage a potential competing acquiror that might be willing to pay more to acquire TurboChef.

The merger agreement contains provisions that make it more difficult for TurboChef to sell its business to a party other than Middleby. These provisions include the prohibition on TurboChef generally from soliciting any acquisition proposal or offer for a competing transaction and the requirement that TurboChef pay a termination fee of $7.0 million if the merger agreement is terminated in specified circumstances. These provisions might discourage a third party that might have an interest in acquiring all or a significant part of TurboChef from considering or proposing that acquisition, even if that party were prepared to pay consideration with a higher per share value than the current proposed merger consideration. Furthermore, the termination fee may result in a potential competing acquiror proposing to pay a lower per share value to acquire TurboChef than it might otherwise have proposed to pay.

Our ability to access the capital and credit markets could harm our financial position.

Recently, the capital and credit markets have become increasingly volatile as a result of adverse conditions that have caused the failure and near failure of a number of large financial services companies. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, it is possible that our ability to access the capital and credit markets may be limited by these or other factors at a time when we would like, or need, to do so, which could have an impact on our ability to react to changing economic and business conditions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on July 18, 2008.  The stockholders voted on three proposals, as more fully described in our definitive Proxy Statement, dated June 11, 2008. A total of 3,686,215 shares were non-votes on Proposal 1. The votes were as follows:

Proposal 1: Election of Directors

Nominee	For	Withheld
Richard E. Perlman	20,415,353	2,630,104
James K. Price	20,791,222	2,254,235
James W. DeYoung	19,173,962	3,871,495
Sir Anthony Jolliffe	19,400,741	3,644,716
J. Thomas Presby	22,993,009	52,448
William A. Shutzer	22,472,547	572,910
Raymond H. Welsh	22,471,680	573,777

Proposal 2: Approval of an amendment to the Company’s 2003 Stock Incentive Plan to increase the number of shares of the Company’s common stock available for awards under the Plan by an additional 1,666,667 shares. A total of 7,718,404 shares were non-votes on Proposal 2.

For	Against	Abstain
11,755,268	7,229,115	28,885

Proposal 3: Ratification of the appointment of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for fiscal year 2007.

For	Against	Abstain
26,635,406	85,003	11,263

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBITS

2.1
Agreement and Plan of Merger, dated August 12, 2008, by and among TurboChef Technologies, Inc., The Middleby Corporation and Chef Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2008).

10.1
Stockholder Voting and Support Agreement, dated April 30, 2008, by and among The Middleby Corporation and the stockholders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2008).

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